Form 10-Q
period 1995-03-31
SPORTS ARENAS INC
filed 1995-05-19
CIK 93003

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


                (Mark One)
                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ______________


                         Commission File Number 0-2380

                               SPORTS ARENAS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                          13-1944249
                 --------                          ----------
         (State of Incorporation)         (I.R.S. Employer I.D. No.)


5230 Carroll Canyon Road, Suite 310, San Diego, California     92121
- - --------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (619) 587-1060




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes          No X
   ---         ---

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of March 31, 1995 was 27,250,000 shares.

                              SPORTS ARENAS, INC.

                                  FORM 10-Q

                        QUARTER ENDED MARCH 31, 1995

                                   INDEX



Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

       Balance Sheets as of March 31, 1995 and June 30, 1994               1-2

       Statements of Operations for the Three Months Ended
              March 31, 1995 and 1994                                       3

       Statements of Operations for the Nine Months Ended
              March 31, 1995 and 1994                                       4

       Statements of Cash Flows for the Nine Months Ended
              March 31, 1995 and 1994                                      5-6

       Notes to Financial Statements                                      7-12

Item 2.- Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                       13-17

Part II - Other Information                                                18


Signatures                                                                 19

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS


                                                            March 31,       June 30,
                                                               1995           1994
                                                           -----------    -----------
                                                           (Unaudited)
Current assets:
   Cash and equivalents                                   $    489,281    $   904,744
   Current portion of notes receivable                          25,000         25,000
   Current portion of notes receivable-affiliate                50,000         50,000
   Construction contract receivables                           136,043        324,418
   Other receivables                                            28,680         55,006
   Costs in excess of billings on uncompleted contracts         93,033         12,017
   Prepaid expenses                                            256,808        183,471
                                                           -----------    -----------
      Total current assets                                   1,078,845      1,554,656
                                                           -----------    -----------

Receivables due after one year:
   Note receivable                                             748,655        767,728
      Less deferred gain                                      (742,958)      (757,000)
   Affiliate                                                   577,677        512,257
   Other                                                       115,100        115,100
                                                           -----------    -----------
                                                               698,474        638,085
      Less current portion                                     (75,000)       (75,000)
                                                           -----------    -----------
                                                               623,474        563,085
                                                           -----------    -----------

Property and equipment, at cost (Note 4a):
   Land                                                      1,529,000      2,225,000
   Buildings                                                 4,477,544      5,595,974
   Equipment and leasehold and tenant improvements           5,700,961      5,616,502
                                                           -----------    -----------
                                                            11,707,505     13,437,476
   Less accumulated depreciation and amortization           (4,939,286)    (5,139,080)
                                                           -----------    -----------
      Net property and equipment                             6,768,219      8,298,396
                                                           -----------    -----------

Other assets:
   Undeveloped land, at cost (Note 3c)                       4,804,496        321,629
   Capitalized carrying costs on leased land, net               87,939         89,361
   Goodwill, net                                               874,485      1,076,289
   Deferred loan costs, net                                    128,929        121,813
   Covenants not to compete, net                                  -             12,500
   Investments (Note 3)                                      1,286,912      1,481,312
   Other                                                       135,168        154,830
                                                           -----------    -----------
                                                             7,317,929      3,257,734
                                                           -----------    -----------

                                                           $15,788,467    $13,673,871
                                                           -----------    -----------
                                                           -----------    -----------


See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS  (CONTINUED)

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                            March 31,       June 30,
                                                              1995           1994
                                                          ------------   ------------
                                                           (Unaudited)
Current liabilities:
   Long-term debt - extinguished (Note 4a)                $     -        $  2,461,942
   Assessment district obligation- in default (Note 3c)      1,823,346
   Long-term debt due within one year                          788,000        838,000
   Current portion of capitalized lease obligation              15,000         15,000
   Accounts payable                                            636,559        730,642
   Accrued payroll and related expenses                        132,575        191,825
   Accrued property taxes (Note 3c)                            284,986         52,200
   Accrued interest (Note 3c)                                  107,342         63,994
   Accrued frequent bowler program expense                     224,435        151,084
   League bowler prize funds                                   392,385           -
   Other accrued liabilities                                   143,160        171,054
                                                          ------------   ------------
      Total current liabilities                              4,547,788      4,675,741
                                                          ------------   ------------

Long-term debt, excluding current portion (Note 4b)          6,797,043      7,288,325
                                                          ------------   ------------

Long-term obligation under capital lease,
   excluding current portion                                   102,442        113,480
                                                          ------------   ------------

Distributions received in excess of basis
   in investment (Note 3b)                                   9,439,692      9,467,693
                                                          ------------   ------------

Tenant security deposits                                        25,402         39,427
                                                          ------------   ------------

Minority interest in consolidated subsidiary (Note 3c)       2,212,677          -
                                                          ------------   ------------

Commitments and contingencies (Note 3)

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 27,250,000 shares issued and outstanding       272,500        272,500
   Additional paid-in capital                                1,730,049      1,730,049
   Accumulated deficit                                      (7,801,590)    (8,469,678)
                                                          ------------   ------------
                                                            (5,799,041)    (6,467,129)
   Less note receivable from shareholder                    (1,537,536)    (1,443,666)
                                                          ------------   ------------
      Total shareholders' equity (deficiency)               (7,336,577)    (7,910,795)
                                                          ------------   ------------

                                                          $ 15,788,467   $ 13,673,871
                                                          ------------   ------------
                                                          ------------   ------------


See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (Unaudited)

                                                               1995           1994
                                                           -----------    -----------
Revenues:
   Bowling                                                 $ 2,214,821    $ 2,325,071
   Rental                                                      115,751        161,956
   Construction                                                452,844        508,507
   Brokerage                                                     6,318         32,620
   Other                                                        63,601         48,595
   Other-related party                                          26,556         26,448
                                                           -----------    -----------
                                                             2,879,891      3,103,197
                                                           -----------    -----------

Costs and expenses:
   Bowling                                                   1,257,000      1,312,117
   Rental                                                       58,012         75,403
   Construction                                                380,579        430,769
   Brokerage                                                     3,629         16,282
   Development                                                  27,140           -
   Selling, general and administrative                         659,558        683,305
   Depreciation and amortization                               247,864        310,521
                                                           -----------    -----------
                                                             2,633,782      2,828,397
                                                           -----------    -----------
Income from operations                                         246,109        274,800
                                                           -----------    -----------

Other income (charges):
   Investment income:
      Related party                                             38,616         39,159
      Other                                                     17,785         18,296
   Interest expense related to development activities          (52,549)          -
   Interest expense and amortization of finance costs         (193,852)      (268,210)
   Equity in income (loss) of investees                         (8,652)        86,563
   Recognition of deferred gain                                  5,375           -
   Lawsuit settlement                                             -           (10,725)
                                                           -----------    -----------
                                                              (193,277)      (134,917)
                                                           -----------    -----------

Net income                                                 $    52,832    $   139,883
                                                           -----------    -----------
                                                           -----------    -----------



Per common share (based on weighted average
   shares outstanding):
      Net income                                                 $ .00         $ .01
                                                                 -----         -----
                                                                 -----         -----


See accompanying notes to consolidated condensed financial statements.

                    SPORTS ARENAS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (Unaudited)


                                                                         1995                1994
                                                                     -----------         -----------
Revenues:
   Bowling                                                           $ 6,059,659         $ 6,147,571
   Rental                                                                380,823             474,814
   Construction                                                        1,154,667           1,171,027
   Brokerage                                                              19,582              46,434
   Other                                                                 150,803              82,815
   Other-related party                                                    79,842              79,044
                                                                     -----------         -----------
                                                                       7,845,376           8,001,705
                                                                     -----------         -----------
Costs and expenses:
   Bowling                                                             3,756,205           3,940,255
   Rental                                                                199,814             239,131
   Construction                                                          959,172           1,000,689
   Brokerage                                                              10,578              27,857
   Development                                                            78,641                -
   Selling, general and administrative                                 2,115,983           2,065,147
   Depreciation and amortization                                         800,726             887,168
                                                                     -----------         -----------
                                                                       7,921,119           8,160,247
                                                                     -----------         -----------
Loss from operations                                                     (75,743)           (158,542)
                                                                     -----------         -----------

Other income (charges):
   Investment income:
      Related party                                                      120,292             112,924
      Other                                                               53,747              55,399
   Interest expense related to development activities                    (93,042)               -
   Interest expense and amortization of finance costs                   (619,505)           (762,159)
   Equity in income of investees                                           6,471             240,048
   Recognize deferred gain                                                14,042                -
   Lawsuit settlement                                                       -                (32,175)
                                                                     -----------         -----------
                                                                        (517,995)           (385,963)
                                                                     -----------         -----------

Loss before extraordinary gain                                          (593,738)           (544,505)

Extraordinary gain from extinguishment of debt (Note 4a)               1,261,826                -
                                                                     -----------         -----------

Net income (loss)                                                    $   668,088         $  (544,505)
                                                                     -----------         -----------
                                                                     -----------         -----------


   Per common share (based on weighted average shares outstanding):
      Loss before extraordinary gain                                   $ (.02)             $ (.02)
                                                                       ------              ------
                                                                       ------              ------
      Net income (loss)                                                $  .02              $ (.02)
                                                                       ------              ------
                                                                       ------              ------

See accompanying notes to consolidated condensed financial statements.

                    SPORTS ARENAS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (Unaudited)


                                                                      1995                1994
                                                                 ------------         -----------
Cash flows from operating activities:
   Net income (loss)                                             $    668,088         $  (544,505)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Amortization of deferred financing
         costs and discount                                            30,402              83,888
      Depreciation and amortization                                   800,726             887,168
      Undistributed income of investees                                (6,471)           (240,048)
      Extraordinary gain                                           (1,261,826)               -
      Interest income accrued on note receivable
         from shareholder                                             (93,870)            (88,710)
      Lawsuit settlement accrual                                          -                32,175
                                                                 ------------         -----------
                                                                      137,049             129,968
   Changes in assets and liabilities:
      (Increase) decrease in receivables                              214,701             (48,534)
      (Increase) decrease in cost-in-excess-of-billings               (81,016)              8,347
      Increase in prepaid expenses                                    (73,252)            (57,943)
      Increase in accounts payable and accrued
         expenses                                                     265,311             763,146
      Interest accrued and added to assessment district                63,221                -
         obligations
      Other                                                           (27,529)            (69,292)
                                                                 ------------         -----------
         Net cash provided by operating activities                    498,485             725,692
                                                                 ------------         -----------

Cash flows from investing activities:
   Increase in notes receivable                                       (46,347)              5,220
   Purchase of bowling centers                                          -                (201,351)
   Capital expenditures - other                                      (154,986)           (105,919)
   Distributions from investees                                       142,500             432,243
   Contributions to Investees                                         (79,960)               -
   Acquisition of Old Vail Partners                                   (49,845)               -
                                                                 ------------         -----------
         Net cash provided (used) by investing activities            (188,638)            130,193
                                                                 ------------         -----------



     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                      1995               1994
                                                                 ------------        ------------
Cash flows from financing activities:
   Scheduled principal payments                                      (653,139)           (649,600)
   Costs associated with refinancing long-term debt                   (39,417)              -
   Extinguishment of long-term debt, in default                       (21,658)              -
   Proceeds from line of credit                                       209,360               -
   Payments on line of credit                                        (209,360)           (258,600)
   Other                                                              (11,096)              -
                                                                 ------------        ------------
         Net cash used by financing activities                       (725,310)           (908,200)
                                                                 ------------        ------------

Net decrease in cash and equivalents                                 (415,463)            (52,315)

Cash and equivalents, beginning of period                             904,744             319,398
                                                                 ------------        ------------
Cash and equivalents, end of period                              $    489,281        $    267,083
                                                                 ------------        ------------
                                                                 ------------        ------------

SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:

     In addition to the initial cash payment of $50,000 to acquire the two-thirds partner's interest in Old Vail Partners, the acquisition resulted in the following items being included in the Company's consolidated balance sheet on the date of acquisition: Cash- $155; Prepaid expense- $85; Undeveloped land- $4,482,867; Investment in Vail Ranch Limited Partners- $1,122,062; Accounts payable- $4,095; Accrued interest- $50,000; Accrued property tax- $182,618; Other liabilities- $62,369; Notes payable- $93,819; Assessment District obligations, in default- $1,760,125; and Minority interest- $2,262,677. As a result of the consolidation of Old Vail Partners in the Company's financial statements, the Company's investment of $1,189,466 in Old Vail Partners was eliminated.

     In October 1994 the Company extinguished long term debt of $1,193,600 with the proceeds of a $1,200,000 note payable. the Company also incurred $45,617 of loan costs related to the refinancing, of which $$39,417 was a cash expenditure.

     In October 1994 the Company extinguished debt of $2,461,942 by the transfer of title to an office building to the lender in complete satisfaction of the liability. The office building cost and accumulated depreciation were $1,856,187 and $721,739, respectively. The Company also wrote off the balance of unamortized loan costs ($19,995), deferred lease commissions ($27,765), and accrued property tax ($3,750) as part of the transactions. The Company incurred transaction costs of $21,658 to consummate the transfer.




     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1995 AND 1994
                                  (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended March 31, 1995 and 1994, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:

                                                        March 31,    June 30,
                                                          1995         1994
                                                       -----------  -----------
      Accounted for on the equity method:
         Investment in UCV, L.P.                       $(9,439,692) $(9,467,693)
         Vail Ranch Limited Partnership                  1,089,200       -
         Old Vail Partners                                       -    1,279,722
         Redbird Properties, Ltd.                          135,573      136,590
                                                       -----------  -----------
                                                        (8,214,919)  (8,051,381)
         Less Investment in UCV, L.P. classified as
            liability-Distributions received in excess
            of basis in investment                       9,439,692    9,467,693
                                                       -----------  -----------
                                                         1,224,773    1,416,312
                                                       -----------  -----------
      Accounted for on the cost basis:
         All Seasons Inns, La Paz                           62,139       65,000
                                                       -----------  -----------

                                                       $ 1,286,912  $ 1,481,312
                                                       -----------  -----------
                                                       -----------  -----------

      The following is a summary of the equity in income (loss) of the investments accounted for on the equity method:

                                                 1995          1994
                                              ---------     ---------
         UCV, L.P.                            $ 170,566     $ 347,307
         Vail Ranch Limited Partnership        (112,222)       -
         Old Vail Partners                      (50,256)     (104,000)
         Redbird Properties, Ltd.                (1,617)       (3,259)
                                              ---------    ----------
                                              $   6,471     $ 240,048
                                              ---------    ----------
                                              ---------    ----------


      During the nine months ended March 31, 1995, the Company received distributions of $102,500 from UCV, L.P. ($432,243 in 1994) and $40,000 from Old Vail Partners (prior to acquiring a controlling interest in September 1994).

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994
                                  (Unaudited)

3. Investments (continued):

  (b) Investment in UCV, L.P.

      The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the nine-month periods ended December 31, 1994 and 1993 are as follows:

                                                     1994           1993
                                                  ----------    -----------
      Revenues                                    $2,971,000    $ 2,879,000
      Operating and general and administrative
            costs                                  1,083,000      1,070,000
      Depreciation                                   190,000        181,000
      Interest expense                             1,357,000        933,000
      Net income                                     341,000        695,000


  (c) Investment in Old Vail Partners:

      The Company had been a one-third co-managing general partner in Old Vail Partners, a general partnership, which owned approximately 72 acres of commercially zoned undeveloped land of which a 32 acre parcel was transferred to Vail Ranch Limited Partnership (see Note 3d, below). Effective September 23, 1994, the Company acquired the other partner's interest in Old Vail Partners for a cash payment of $50,000 and 50 percent of future distributions up to an additional $2,450,000. Under certain circumstances the Company may have to make minimum distributions of $50,000 or $100,000 for five years. In conjunction with the purchase of the partnership interest, Old Vail Partners was converted from a general partnership into a limited partnership. The Company owns a combined 50 percent interest as a limited partner and the general partner. The other partner became a limited partner with a liquidating partnership interest entitled only to the distributions noted above. This partner's capital account is presented as "Minority interest" in the consolidated condensed balance sheet.

      Old Vail Partners is a participant with other surrounding property owners in a special assessment district which was created to fund and develop roadways, sewers, and other required infrastructure improvements which are necessary for the owners to develop their properties. As a participant in the assessment district, Old Vail Partners is responsible for an allocated portion of the bonds that were issued by the assessment district to fund the improvements. Each parcel of land owned by Old Vail Partners is collateral for that portion of bonds allocated to the parcel. As of March 31, 1995 Old Vail Partners was delinquent on the payments for the assessment district bonds for two parcels of land constituting the remaining 40 acres.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994
                                  (Unaudited)

3. Investments (continued):

  (c) Investment in Old Vail Partners (continued):

      The total delinquencies for the assessment district billings for the two parcels were $383,000 as of March 31, 1995, including principal, interest, and penalties. The County of Riverside has obtained a judgment for the default in assessment district payments related to one of the two parcels (the 33 acre parcel). The amount due to cure the judgment as of March 31, 1995 was $364,000 (included in the $383,000 of delinquencies noted previously) plus legal costs. The County has not yet commenced foreclosure proceedings on this judgment. The annual payments (due in semi-annual payments in December and April) are approximately $346,000 for both parcels combined, including principal and interest, through April 2010 and then $89,358 until April 2014.

      The 32 acre parcel transferred to Vail Ranch Limited Partnership (see Note 3d below) also has $572,000 of delinquent payments owed to the assessment district. The Company expects that this amount will be paid when the Vail Ranch Limited Partnership obtains its construction financing.

      The following is summarized financial information of Old Vail Partners since October 1, 1994 which is included in the consolidated condensed statements of operations for the three-month and nine-month periods ended March 31, 1995:



                                                                     Three          Nine
                                                                     Months         Months
                                                                   --------       --------
            Revenues                                               $ 10,000       $ 21,000
            Expenses:
              Selling, general and administrative expense            27,000         79,000
              Interest expense                                       52,000         93,000
              Equity in loss of investee (Vail Ranch Limited
                Partnership)                                         33,000        112,000
            Net loss                                               (102,000)      (263,000)


                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994
                                  (Unaudited)


3. Investments (continued):

   (c) Investment in Old Vail Partners (continued):

      The following is summarized balance sheet information of Old Vail Partners included in the consolidated balance sheet at March 31, 1995:

         Assets:
         Undeveloped land                                  $ 4,482,867
         Investment in Vail Ranch Limited Partnership        1,089,200
                                                           -----------
              Total assets                                   5,572,067
                                                           -----------
         Liabilities:
           Assessment district obligations- in default       1,823,346
           Note payable, collateralized by land                 93,820
           Accounts payable                                      3,053
           Accrued property taxes                              239,005
           Accrued interest                                     54,737
           Other liabilities                                    62,369
           Minority interest                                 2,212,677
                                                           -----------
                                                           $ 4,489,007
                                                           -----------



      Operating results of the Company for the nine months ended March 31, 1995 and 1994 on a pro-forma basis as though the controlling interest in Old Vail Partners was acquired July 1, 1993 are as follows:



                                                          1995         1994
                                                          ----         ----
            Revenues                                  $7,855,000    $8,032,000
            Income (loss) before extraordinary item     (711,000)     (850,000)
            Net income (loss)                            551,000      (850,000)
            Earning per share                              $ .02        ($ .03)


   (d) Investment in Vail Ranch Limited Partnership:

      On September 23, 1994, Old Vail Partners entered into a limited partnership agreement with a third party (Developer) to develop 32 (32 Acre Parcel) of the 72 acres of land owned by Old Vail Partners. In exchange for contributing the 32 acres to Vail Ranch Limited Partnership at a value of $4,700,000, Old Vail Partners is a 50 percent limited partner with certain priority rights to distributions for the contributed value of the portions of the land developed before

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994
                                  (Unaudited)

3. Investments (continued):

  (d) Investment in Vail Ranch Limited Partnership (continued):

      splitting the profits and distributions with the Developer. This amount will be reduced by any amounts expended by Vail Ranch Limited Partnership to extinguish approximately $963,000 of obligations of Old Vail Partners that are liens on the 32 Acre Parcel, including delinquent assessments and property taxes. The Developer has reached agreement with an anchor tenant and the development of 11 acres is in process. The timing and amount of distributions that Old Vail Partners is to receive from Vail Ranch Limited Partnership are uncertain. Old Vail Partners may be responsible for advancing funds to Vail Ranch Limited Partnership for property taxes and assessment district payments related to the portion of the 32 acres that is not being developed (approximately $240,000 annually based on one-third of the acreage currently under development). The following is a summary of the assets and liabilities transferred to the Vail Ranch Limited
      Partnership:


            Land, at cost, and capitalized development and
               assessment costs                                    $ 5,962,798
                                                                   -----------

            Liabilities:
             Note payable                                              327,090
             Assessment district obligation-in default               3,268,461
             Accrued interest-assessment district obligation           254,676
             Other accrued interest                                    234,000
             Other liabilities                                         819,509
              Less credit for prior interest and taxes                 (63,000)
                                                                   -----------
                                                                   $ 4,840,736
                                                                   -----------

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994
                                  (Unaudited)

4. Notes Payable:

  (a) On October 5, 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable with a balance of $2,461,942. The carrying value of the land, office building, and improvements was $1,134,447 (net of a $1,578,000 valuation adjustment recorded in the year ended June 30, 1994). After deducting the $44,010 carrying value of other related assets, transaction costs of $21,658, and the carrying value of the property, the Company recorded a $1,261,826 extraordinary gain from the extinguishment of debt in October 1994. This transaction was part of an agreement with the lender whereby the Company's monthly payments were modified, effective July 1994, to equal the net cash flow of the property until title to the property was transferred to the lender.
         For the prior two years, the Company unsuccessfully attempted to negotiate a modification of the loan terms with the original lender and then its successor. The estimated current fair value of the office building ($1,200,000) was considerably less than the balance of the loan due to significant declines in the market rents since 1989. The following is a summary of the results of operations of the office building for the nine and three month periods ended March 31:



                                                              Nine Months              Three Months
                                                        ----------------------   ------------------------
                                                           1995         1994        1995           1994
                                                        ---------    ---------   ---------      ---------
         Rents                                          $  50,000    $ 150,000         -        $  50,000
         Rental costs                                      21,000       67,000         -           18,000
         Allocated selling, general and
            administrative costs                            3,000        7,000         -            3,000
         Depreciation                                      27,000       74,000         -           24,000
         Interest                                          12,000      124,000         -           40,000
         Net Loss                                         (13,000)    (122,000)        -          (35,000)


  (b) On October 5, 1994, the Company used the proceeds of a $1,200,000 loan to extinguish a $1,193,800 note payable. The loan is collateralized by land, office building and improvements with a carrying value of $1,068,000. The loan is due in monthly installments of $11,675, including principal and interest at a fixed rate of 10-9/10 percent per annum. The loan is due November 1, 2004.

5. Contingencies:

  The Company is involved in various routine litigation and disputes incident to its business. In the Company's opinion, none of these matters will have a material adverse affect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital deficit of $3,468,943 as of March 31, 1995 is a $347,858 increase from the $3,121,085 working capital deficit as of June 30, 1994. The significant changes in working capital during the nine months were:

      The extinguishment of $2,461,942 of long-term debt in default, which was included in current liabilities at June 30, 1994, in exchange for transfer of title to an office building;

      The acquisition of a controlling interest in Old Vail Partners, which had previously been an unconsolidated subsidiary, which resulted in a $2,179,000 increase in current liabilities at March 31, 1995 of which $1,823,346 related to assessment district obligations in default, and the expenditure of $50,000 as the initial payment to acquire the controlling interest;

      The advance of $79,360 to Vail Ranch Limited Partnership as the Company's share of pre-development costs; and

      The $671,076 of negative cash flow from operations after debt service and capital replacement for the nine months ended March 31, 1995 ($625,551 for the nine months ended March 31, 1994). The negative cash flow from operations primarily related to the customary seasonality of the bowling industry.

      On October 5, 1994 the Company transferred title in its 24,000 square foot office building to the lender in complete satisfaction of the Company's obligations for a related $2,461,942 note payable. The Company had incurred negative cash flow from operations after debt service and capital replacement of $124,000 in 1994 and $34,000 in 1995.

      The Company's partner in Old Vail Partners was unable to provide his two-thirds share of amounts necessary to pay the significant annual property taxes and assessments for the undeveloped land. As a result, he sold his two-thirds interest to the Company for $50,000 and 50 percent of future distributions, up to $2,450,000. Although the future payments to the partner are contingent on future profits of Old Vail Partners, it is now the Company's responsibility to fund the significant delinquent property taxes and assessments before the County of Riverside takes the property to public sale (see Note 3c of Notes to Consolidated Condensed Financial Statements). Although the County of Riverside has a judgment on 32 of the 40 acres remaining in Old Vail Partners, they have not yet commenced foreclosure proceedings. The Company expects that it will be able to either find a buyer for the 40 acres and/or admit additional partners to Old Vail Partners to provide the funds to cure the delinquencies before the County of Riverside takes the property to public sale. As a result of a governmental agency's attempts to change the zoning of the 40 acres, the Company has initiated a lawsuit against that agency and the County of Riverside which may forestall foreclosure proceedings and/or reduce the amounts owed. The outcome of this litigation is uncertain.

On September 23, 1994, Old Vail Partners entered into a limited partnership agreement with a third party (Developer) to develop 32 (32 Acre Parcel) of the 72 acres of the land that had been owned by Old Vail Partners. In exchange for contributing the 32 acres to Vail Ranch Limited Partnership at an agreed upon value of $4,800,000, Old Vail Partners is a 50 percent limited partner with certain priority rights to distributions for the contributed value of the portions of the land developed before splitting the profits and distributions with the Developer. This amount will be reduced by any amounts expended by Vail Ranch Limited Partnership to extinguish approximately $963,000 of obligations of Old Vail Partners that are liens on the 32 Acres Parcel, including delinquent assessments and property taxes. The Developer has reached agreement with an anchor tenant and the development of 11 acres is in process. The timing and amount of distributions that Old Vail Partners is to receive from Vail Ranch Limited Partnership are uncertain. Old Vail Partners may be responsible for advancing funds to Vail Ranch Limited Partnership for property taxes and assessment district payments related to the portion of the 32 acres that is not being developed (approximately $240,000 annually based on one-third of the acreage currently under development).

Excluding any obligations to fund property taxes and assessments for Old Vail Partners, management estimates the Company will have $650,000 of negative cash flow from operations after debt service and capital replacements for the remaining quarter of the year ending June 30, 1995. Approximately $360,000 of this amount relates to the payment of league prize funds that were collected from bowlers since September 1994. The Company expects that the negative cash flow will be partially offset by $140,000 in distributions from the operations of University City Village.

                            RESULTS OF OPERATIONS

      The following is a recap of the significant circumstances related the differences between the loss before extraordinary gain for the nine and three month periods ended March 31, 1995 and the same periods in 1994:



                                                                 Nine Months    Three Months
                                                                 -----------    ------------
  Sale of office building in October 1994                         $ 109,000      $  35,000
  Other increase in rental segment                                   57,000         18,000
  Acquisition of controlling interest in Old Vail Partners
      effective September 23, 1994                                ( 150,000)       (69,000)
  Decrease in share of net income of investees                    ( 234,000)      ( 95,000)
  Increase in bowling segment                                       135,000          8,000
  Acquisition of video game business in February 1994              ( 49,000)       ( 4,000)
  Decrease in lawsuit settlement expense                             32,000         11,000
  Other                                                              51,000          9,000
                                                                  ---------      ---------
  Net increase in net loss before extraordinary item               ( 49,000)      ( 87,000)
                                                                  ---------      ---------
                                                                  ---------      ---------


BOWLING OPERATIONS:

      The following is a recap of the increases (decreases) to the components related to the loss from operations (before interest expense) of the bowling segment during the nine and three month periods ended March 31, 1995 compared to the same periods in 1994:


                                                                Nine Months   Three Months
                                                                -----------   ------------
      Revenues                                                  $  (88,000)   $ (110,000)
      Bowling costs                                               (184,000)      (55,000)
      Selling general and administrative                            37,000         1,000
      Depreciation                                                 (91,000)      (46,000)
      Loss from operations                                        (150,000)       10,000
      Interest expense                                              15,000       (18,000)
      Net loss                                                    (135,000)       (8,000)


      Bowling revenues declined by $87,912 (1.5%) and $110,250 (4.7%) in the nine and three month periods ended March 31, 1995, respectively, due to third quarter declines of 7 percent in open games bowled and 3-1/2 percent in league games bowled. The declines for the nine month period were five percent in open games bowled and one percent in league games bowled. The revenues for the food and beverage and other related revenues also decreased in the third quarter and year-to-date primarily due to the decline in open games bowled.

      Bowling costs decreased by $184,050 and $55,117 in the nine and three month periods in 1995, respectively. These decreases are primarily due to decreases in maintenance and repair expenditures. Some of the decrease relates to expenditures made in the prior year to deal with deferred maintenance at the two bowling centers acquired in August 1993. Part of the decrease is also attributable to the timing of lane maintenance (every other year) and pin purchases. Selling, general and administrative costs related to bowling operations increased by $37,420 and $1,044 in the nine and three month periods, respectively, primarily due to increases associated with promotional bowling expense and the frequent bowler program. Depreciation expense related to the bowling division decreased primarily due to some of the bowling equipment reaching the end of its useful life for depreciation purposes. This reduction was offset by increases of $28,000 and $7,000 in the nine and three month periods, respectively, due to the acquisition of the Valley Bowl real estate in November 1993. Interest expense related to the bowling division also increased by $53,000 in the nine month period due to the acquisition of the Valley Bowl real estate in November 1993. This increase in interest expense was offset by decreases of $38,000 and $18,000 in the nine and three month periods, respectively, due to decreases in the average principal balances outstanding.

RENTAL OPERATIONS:

      The following is a recap of the increases (decreases) to the components related to the loss from operations of the rental segment during the nine and three month periods ended March 31, 1995 compared to the same periods in 1994, segregated by changes related to disposed property and changes related to same properties:


                                    Disposed Property        Same Properties
                                  --------------------      ------------------
                                   Nine          Three       Nine       Three
                                  Months        Months      Months      Months
                                  ------        ------      ------      ------
      Revenues                  $(100,000)    $ (50,000)  $   7,000  $    4,000
      Rental costs                (45,000)      (18,000)      6,000       1,000
      Depreciation                (57,000)      (29,000)     (1,000)        -
      Loss from operations         (2,000)        3,000      (2,000)     (3,000)
      Interest expense           (107,000)      (38,000)    (59,000)    (15,000)
      Net loss                   (109,000)      (35,000)    (57,000)    (18,000)


      As described in Note 4a of Notes to Consolidated Condensed Financial Statements, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable. The amount by which the related note payable exceeded the fair market value of the office building was recorded as an extraordinary gain. Interest expense related to same property rental operations also decreased due to the refinance of the other office building in October 1994.

CONSTRUCTION OPERATIONS:

      Construction costs as a percentage of construction revenues varied only one or two percentage points in the nine and three month periods compared to the prior year. Since selling, general and administrative expense related to the construction operations primarily consists of incentive compensation, there was no significant change in the income from construction operations in the nine and three month periods.

DEVELOPMENT OPERATIONS:

      As described in Note 3d of Notes to Consolidated Condensed Financial Statements, the Company acquired a controlling interest in Old Vail Partners effective September 23, 1994. Prior to the execution of that transaction in November 1994, Old Vail Partners had been an unconsolidated subsidiary of the Company accounted for using the equity method. The effect of now consolidating an entity that previously was an unconsolidated subsidiary was an increase in the following items for the nine and three month periods in 1995:



                                                            Nine Months    Three Months
                                                            -----------    ------------
      Other income                                            $ 21,000       $ 10,000
      Development costs                                         78,000         27,000
      Interest expense related to development activity          93,000         52,000
      Equity in loss of investee                                58,000         10,000
      Net loss                                                 208,000         79,000


The development costs and interest expense in 1994 primarily represent taxes and interest on assessment district obligations that have been accrued but unpaid. The equity in loss of investee in 1995 relates to Old Vail Partners investment in Vail Ranch Limited Partners and that partnership's allocation of predevelopment carrying costs (primarily assessment district interest expense) to Old Vail Partners. These amounts are net of the equity in loss of Old Vail Partners recorded in prior periods ($50,256 in 1995 and $104,000 in 1994) when Old Vail Partners was an unconsolidated subsidiary.

OTHER:

          Other than the increases associated with the bowling operations, selling, general and administrative expense increased by $14,000 and decreased by $25,000 in the nine and three month periods in 1995, respectively. Costs associated with the video game operation acquired in February 1994 which were included in the selling, general and administrative expenses increased by $40,000 and $27,000 in the nine and three month periods respectively. These increase were offset by decreases in general corporate overhead categories of payroll and professional fees.

          Other than the changes associated with the bowling operations and rental operations, depreciation expense increased by $55,000 and $11,000 in the nine and three month periods in 1995 respectively. These increases were primarily due to the depreciation of the video game operation acquired in February 1994.

          Other than the changes associated with bowling operations, rental operations, and development operations, interest expense was essentially the same as last year for the nine and three month periods in 1995, respectively.

          Other than the changes associated with the acquisition of Old Vail Partners, the equity in income of investees decreased by $175,000 and $85,000 in the nine and three month periods in 1995, respectively, primarily due to the refinance of the long-term debt of University City Village (50 percent owned by the Company) in June 1994, which resulted in increases in the interest expense of the unconsolidated subsidiary of $424,000 and $164,000 in the three and nine month periods, respectively.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        As of March 31, 1995, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1994.


ITEM 2. CHANGES IN SECURITIES

                    NONE

ITEM 3. Defaults upon Senior Securities

                    N/A


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

        On December 23, 1994 the Company held its annual shareholder meeting in which the following items were voted upon:


                                                       Tabulation of Votes
                                                 ------------------------------
                                                    For      Against    Abstain
                                                  -------    -------    -------
     Election of Directors:
       Harold S. Elkan                           21,904,457     -        47,174
       Steven R. Whitman                         21,905,357     -        46,274
       Patrick D. Reiley                         21,904,882     -        46,749
       James E. Crowley                          21,905,382     -        46,249
       Robert A. MacNamara                       21,905,382     -        46,249
     Selection of KPMG Peat Marwick LLP as
       certified public accountants for the year
       ending June 30, 1995                      21,916,420   10,057     25,154



ITEM 5. OTHER INFORMATION

                    NONE

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

       (a) Exhibits: Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K: On August 26, 1993 a Form 8-K was filed to report the purchase of two bowling centers. The report did not include any financial reports of the acquired bowling centers due to the inability to obtain audited financial statements. Until such time as the Company is able to include two years of audited results of operations in the Company's financial statements (i.e. the year ended June 30, 1995), the Company's' ability to file registration statements with the Securities Exchange Commission will be limited.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




       SPORTS ARENAS, INC.



       By:   Harold S. Elkan
           -----------------------------------------
             Harold S. Elkan, President and Director


       Date:   May 16, 1995
               ------------



       By: Steven R. Whitman
          ------------------------------
          Steven R. Whitman, Treasurer,
          Principal Accounting Officer and Director



       Date:   May 16, 1995
               ------------