Form 10-K405
period 1995-06-30
SPORTS ARENAS INC
filed 1995-10-16
CIK 93003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

          (Mark One)
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to ___________

                          Commission File Number 0-2380

                               SPORTS ARENAS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                      13-1944249
                    --------                      ----------
          (State of Incorporation)       (I.R.S. Employer I.D. No.)

        5230 CARROLL CANYON ROAD, SUITE 310, SAN DIEGO, CALIFORNIA  92121
        -----------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code     (619) 587-1060

       Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                                     ----
          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X       No
                                                 ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.           [ X ]

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of August 25, 1995 was $680,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of August 25, 1995 was 27,250,000.

Documents Incorporated by Reference - NONE.
                                      ----

                                     PART I

ITEM I.  Business

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESS

     Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates six bowling centers, an apartment project (50% owned), one office building, a construction company, and undeveloped land. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 5230 Carroll Canyon Road, San Diego, California.

          (1) BOWLING CENTERS - The Company's wholly-owned subsidiaries, Marietta Lanes, Inc. and Cabrillo Lanes, Inc. and 60 percent owned Redbird Lanes, Ltd. (the "Bowls"), operate six bowling centers containing 252 lanes in California, Georgia and Missouri. Four bowling centers have been owned for more than five years, and the other two centers were acquired in August 1993. Two of the bowling centers lease facilities under a long-term lease with a third party. One bowling center is leased from an entity (Redbird Properties, Ltd.) which is partially owned by a subsidiary of the Company. Two bowling centers lease facilities from wholly-owned subsidiaries of the Company.

The bowling centers' operations include food and beverage facilities and coin operated video and other games. The revenues from these activities average 30 percent of total bowling related revenues. The bowling centers operate the food and beverage operations, which includes sale of beer, wine and mixed drinks, at all of its bowling centers. The Company receives a negotiated percentage of the gross revenues from the coin operated video games. The video game operations at the two California operations are operated by Sports Arenas, Inc. All of the bowling centers include pro shops which are leased to independent operators for nominal amounts. All of the centers also have day care facilities which are provided free of charge to the bowlers. All of the bowling centers have automatic score-keeping and five of the centers have computerized cash control systems.

On average, 47 percent of the games bowled are by bowling leagues that enter into league reservation agreements to use a specified number of lanes at a specified time and day for a specified period of weeks. On average, the league reservation agreements are for 35 weeks for the winter season (September through April) and 15 weeks for the summer season (May through August). League revenues for September through April average 85 percent of league revenues annually. Approximately 75 percent of all bowling related revenues are generated in the months of September through April.

The bowling industry faces substantial competition for the sports and recreation dollar. The Bowls compete with other bowling centers in their respective market areas, as well as other sports and recreational activities. Two of the bowling centers are in the same market area and compete directly with two major bowling center chains. Further competition is likely at any of the bowling centers any time a new center is constructed in the same market area. The Company continuously markets its league and open play through a combination of advertising (billboard and some television), phone solicitation, direct mail, and a personal sales program.

At June 30, 1995, all of the bowling centers were licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The bowling centers employ approximately 150 people.

          (2) COMMERCIAL DEVELOPMENT - The Company, through its subsidiaries (see ITEM 2. PROPERTIES (B) REAL ESTATE DEVELOPMENT for ownership), has ownership interests in a 40 acre parcel and a 32 acre parcel of undeveloped land in Temecula, California. Each parcel is commercially zoned, however, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see ITEM 3. LEGAL PROCEEDINGS (A) for description). In September 1994, a partnership was formed with an unrelated developer (Developer) to develop the 32 acre parcel of which 27 acres is developable. The Developer has reached agreements with an anchor tenant and other tenants which are sufficient to support the development of 11 of the 27 developable acres. The Developer is in the process of obtaining construction financing. Both parcels of land are located in a area of the City of Temecula that is planned for over 11,000 homes of which approximately 3,000 homes have been built to date. There is a significant amount of other undeveloped commercially zoned property near both parcels. Therefore, in addition to the normal risks associated with development of unimproved land (government approvals, availability of financing, etc.), there is significant competition from the other property owners with commercially zoned land for prospective users of the property.

  The Company is evaluating alternatives regarding the 40 acres of land it directly owns to either sell the land or obtaining a joint venture partner to supervise and provide funding for the development of the property.

Downtown Properties, Inc. (Downtown), a wholly-owned subsidiary of the Company, owns several undeveloped parcels of land in New Mexico and Missouri. The investment in these assets is not significant. Downtown has no immediate plans affecting these assets except for the undeveloped land in New Mexico, which is subject to a sales agreement that has been in default since 1989. The Company currently has no plans to cancel the contract due to the default.

          (3) COMMERCIAL REAL ESTATE RENTAL - Real estate operations consist of one office building in the Sorrento Mesa area of San Diego, California, a sublessor interest in land leased to condominium owners in Palm Springs, California, and a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly-owned subsidiary of the Company, owns a 36,000 square foot office building. The building was originally acquired in 1984 by 5230, Ltd., which was 75 percent owned as a limited and general partner by Sports Arenas Properties, Inc. (SAPI) , a wholly-owned subsidiary of the Company. DPDC acquired the building at a foreclosure sale in September 1992, after 5230, Ltd.'s unsuccessful attempts to re-negotiate the loan terms with the lender. The Company occupies approximately 14 percent of the office building, which was 95 percent leased as of June 30, 1995.

SAPI owned an approximate 75 percent interest in 5755 Limited, which owned a 24,000 square foot office building (acquired in 1986). In July 1994, 5755 Limited discontinued making payments on the $2,461,942 note payable collateralized by the office building. The estimated current fair value of the office building was $1,200,000 as of July 1994, which was considerably less than the balance of the loan due to a significant decline in the market rents in the area. For the prior two years, management unsuccessfully attempted to negotiate a modification of the loan terms with the original lender and then its successor. On October 5, 1994, pursuant to an agreement with the lender, 5755 Limited transferred title in the office building to the lender in complete satisfaction of the note payable.

UCVGP, Inc., a wholly-owned subsidiary of the Company, is a one percent managing general partner and SAPI is a 49 percent limited partner in UCV, L.P. (UCV), which owns an apartment project (University City Village) located in San Diego. University City Village contains 542 rental units and was acquired in August 1974. UCV employs approximately 30 persons. The vacancy rate for the year ended March 31, 1995 was 6 percent (the vacancy rate was 4 percent in August
1995), which is consistent with vacancy rates in the area.

As of June 30, 1995, SAPI owned a 40 percent limited partnership interest in Redbird Properties, Ltd., which owns the real estate leased to one of the Company's bowling centers (Red Bird Lanes). SAPI acquired this partnership interest when the building was acquired in 1987. Effective July 1, 1995, SAPI acquired an additional 29 percent interest in this partnership from an affiliate of the Company.

In December 1986, SAPI acquired the land and building in which the Company's Marietta Lanes Bowling Center is located. Marietta Lanes had previously leased the facility from a third party and now leases the facility from SAPI.

In November 1993, Bowling Properties, Inc., a wholly-owned subsidiary of the Company, acquired the land and building in which the Company's Valley Bowl (acquired in August 1993) is located.

          (4) CONSTRUCTION - The Company's wholly-owned subsidiary, Ocean West Builders, Inc., is a general contractor that primarily constructs tenant improvements for commercial real estate in the San Diego, California area. Most jobs performed by Ocean West Builders last 30-60 days and are the result of a bidding process with other general contractors. This business is primarily dependent on the skill and reputation of Michael Assof, the President of Ocean West Builders, Inc., which employs a total of 5 employees. As a general contractor, Ocean West Builders primarily uses subcontractors to perform most of the work on jobs. There is intense competition from other general contractors in the tenant improvement business. Most jobs are awarded as a result of some bidding process. A general contractor's success in obtaining jobs is the result of having a pool of reliable and competitive subcontractors to provide bids that are the basis for Ocean West Builders bid on the overall job. Most jobs start within weeks of being awarded, therefore there is usually no significant order backlog. There is no annual seasonality to the business.

(b) INDUSTRY SEGMENT INFORMATION: See Note 11 of Notes to Consolidated Financial Statements for required industry segment financial information.

ITEM 2. PROPERTIES

          (a)  BOWLING CENTERS:

Five bowling centers lease facilities under long-term leases as follows:

          NAME                LOCATION              SIZE            EXPIRATION DATE OF LEASE
          ----                --------              ----            ------------------------
     Red Bird Lanes       St. Louis, Missouri     32 lanes         June 1997, option to 2002
     Village Lanes         Marietta, Georgia      40 lanes       September 2003, option to 2028
     Marietta Lanes        Marietta, Georgia      38 lanes               December 1996
       Grove Bowl        San Diego, California    60 lanes         June 2003- options to 2018
      Valley Bowl        San Diego, California    50 lanes        October 2003- options to 2013

Marietta Lanes leases its facility from SAPI, a wholly-owned subsidiary of the Company. As of June 30, 1995, the real estate is collateral for a $652,992 note payable. Red Bird Lanes leases its facility from Redbird Properties, Ltd., which is 40 percent owned by SAPI at June 30, 1995 (effective July 1, 1995, SAPI acquired another 29 percent interest in the partnership). As of June 30, 1995, the real estate is collateral for a $713,538 note payable. Valley Bowl leases its facility from Bowling Properties, Inc. (BPI), a wholly owned subsidiary of the Company. BPI acquired the real estate in November 1993. As of June 30, 1995, the real estate is collateral for a $2,058,019 note payable.

On September 1, 1988, Marietta Lanes, Inc. acquired the real estate and other business assets of the American Bowling Center (32 lanes) in Conyers, Georgia. The real estate is collateral for notes payable totaling $1,156,446 at June 30, 1995.

          (b)  REAL ESTATE DEVELOPMENT:

Downtown owns 507 acres of undeveloped land in Lake of the Ozarks, Missouri.
The land is collateral for a $94,909 bank loan (first deed of trust) and a $4,368,000 loan (second deed of trust) from Sports Arenas, Inc. (the parent company). Downtown also owns 55 acres of undeveloped land in Sierra County, New Mexico which is subject to a contract for sale to a third party (see Note 4b of Notes to Consolidated Financial Statements), which is in default. The Company currently has no plans to cancel the contract.

RCSA Holdings, Inc. (RCSA) and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P. , a California limited partnership (OVP). OVP owns 40 acres of unimproved land in Temecula, California and a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). Since September 1988, OVP had been a general partnership with RCSA as 33 percent co-managing general partner and a third-party as a 67 percent co-managing general partner. Effective in September 1994: the general partnership was converted to a limited partnership; RCSA was converted to a 49 percent limited partner; OVGP was admitted as a one percent general partner; and the third-party's interest was converted to a liquidating partnership interest. This transaction effectively resulted in the acquisition of the third-party's partnership interest in OVP for a cash payment of $50,000 and the rights to 50 percent of future distributions up to $2,450,000. Legal title to the 40 acres of undeveloped land is still in the process of being changed from the former general partnership's name into the limited partnership name (OVP).

VRLP is developing 32 acres of unimproved land in Temecula, California that was contributed to VRLP by OVP. VRLP was formed in September 1994 by OVP and an unrelated developer (Developer) to develop 32 acres of commercially zoned unimproved land in Temecula, California that OVP contributed to VRLP in exchange for a 50 percent limited partnership interest with a priority right to distributions for specified amounts based on the acreage being developed.

The 40 acres of land owned by OVP and the 32 acres of land owned by VRLP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $156,000 for the 40 acres and $340,000 for the 32 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP and VRLP are delinquent in the payment of property taxes and assessments for the last two to four years. As of June 30, 1995, the County had obtained judgments for the defaults under the assessment district obligations on both properties. The Company has not yet received notification that the County has commenced proceedings to enforce these judgments by judicial sale. The amount due to cure the judgments at June 30, 1995 was approximately $710,000 for the 32 acres owned by VRLP (not consolidated with the Company's financial statements) and $450,000 for the 40 acres owned by OVP. The principal balances of the allocated portion of the bonds are $1,513,730 for OVP related to the 40 acres and $3,268,460 for VRLP related to the 32 acres. The judgment related to VRLP's 32 acres will be cured once construction financing is obtained by VRLP.

The 40 acre parcel is subject to an action that essentially down-zones the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see ITEM 3. LEGAL PROCEEDINGS (A) for description).


          (C)  REAL ESTATE OPERATIONS:

UCVGP, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). The entity was formerly named University City Village, a joint venture. On June 1, 1994 the joint venture converted the form of entity to a limited partnership and changed the name to UCV, L.P. UCV owns a 542 unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for a $20,000,000 note payable by the partnership.

DPDC owns an approximate 36,000 square foot office building located in San Diego, California, which was constructed in 1983. As of June 30, 1995, the property is collateral for a $1,193,602 note payable.

DPDC is the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land is subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043.

As of June 30, 1995, SAPI owned a 40 percent limited partnership interest in Redbird Properties, Ltd., which owns the land and building in which the Red Bird Lanes Bowling Center is located [see Item 2(a)]. The property is collateral for a $713,538 note payable of the limited partnership (not consolidated with the Company's financial statements) at June 30, 1995. Effective July 1, 1995, SAPI acquired an additional 29 percent interest in the partnership.

ITEM 3. LEGAL PROCEEDINGS

At June 30, 1995, except as noted below, the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.

     (a) On August 3, 1994, Old Vail Partners, a general partnership (the predecessor to Old Vail Partners, L.P., a California limited partnership) filed suit against the County of Riverside, California and the City of Temecula, California in Superior Court for the County of Riverside. The County of Riverside was dismissed from this suit but OVP plans to appeal. In November 1993, the City of Temecula adopted a general development plan that designates 40 acres of property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acre parcel from a "commercial" to "professional office" use. As described in Item 2. Properties, the parcel is subject to Assessment District liens which were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. In its suit, OVP claims that the City's adoption of a general plan as a means of re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action would be a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain.

     (b) On August 2, 1995, Old Vail Partners filed suit against the County of Riverside, California, Albert Webb and Associates, and others in Superior Court for the County of Riverside claiming breach of contract,
                                        5
negligence, and other acts related to the services performed by Albert Webb and Associates as the civil engineer in calculating and allocating the assessment district costs for Special Assessment District 159. Old Vail Partners is seeking in excess of $10,400,000 as damages, which represents the value lost on 40 acre parcel of land as a result of an inappropriate calculation and allocation of assessments to the 40 acre parcel because of work performed by unlicensed engineers without proper supervision. On October 5, 1995, the Riverside County Superior Court dismissed OVP's suit. OVP plans to appeal.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS     NONE


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) There is no recognized market for the Company's common stock except for limited or sporadic quotations which may occur from time to time.

(b) The number of holders of record of the common stock of the Company as of September 30, 1995 is 4,345. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

(c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)



                                                           YEAR ENDED JUNE 30,
                                -----------------------------------------------------------------------
                                    1995           1994           1993           1992          1991
                                    ----           ----           ----           ----          ----

REVENUES                        $10,341,601    $10,553,976     $7,432,706    $ 5,908,306    $ 6,479,055

Income (loss) from
  operations                       (321,718)    (2,197,897)    (2,094,811)      (166,473)       293,276
Loss before
  extraordinary gain               (809,421)    (2,083,286)    (2,488,291)      (933,516)      (513,465)
Loss per common share,
  before extraordinary gain            (.03)          (.08)          (.09)          (.03)          (.02)
Total assets                     15,308,441     13,673,871     11,479,502     14,252,502     15,086,952
Long-term obligations             6,803,635      7,401,805      7,002,996      9,357,593     10,676,093

                                        6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.
                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has a working capital deficit of $3,601,144 at June 30, 1995, which is a $480,059 increase from the deficit at June 30, 1994. The primary cause of the increase in the deficit was the working capital used by operating activities after debt service and capital replacements. Working capital used by operating activities after debt service and capital replacements should not be considered as an alternative to cash flows from operating, investing, and financing activities. The working capital deficit at June 30, 1995 includes $1,928,403 which represents the principal balance and delinquent payments on an assessment district obligation in default that relates to undeveloped land.

     The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its previously positive working capital and its share of distributions from UCV to fund these deficits. The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:

                                                          1995               1994               1993
                                                      -----------        -----------       ------------

Bowling                                               $   275,000        $   207,000       $    349,000
Rental                                                    155,000             21,000           ( 70,000)
Construction                                               29,000             23,000             25,000
Development                                             ( 113,000)              -                   -
Brokerage                                                  25,000             23,000             11,000
General corporate expense and other                     ( 261,000)         ( 336,000)         ( 346,000)
                                                      -----------        -----------       ------------
Cash provided (used) by operations                        110,000           ( 62,000)          ( 31,000)
Capital expenditures, net of financing                  ( 142,000)         ( 163,000)         ( 160,000)
Acquisition of bowling centers and real estate              -              ( 196,000)         ( 255,000)
Principal payments on long-term debt                    ( 865,000)       ( 1,267,000)         ( 672,000)
                                                      -----------        -----------       ------------
Cash used                                                (897,000)       ( 1,688,000)       ( 1,118,000)
                                                      -----------        -----------       ------------
                                                      -----------        -----------       ------------

Distributions received from UCV                           263,000          1,755,000            746,000
                                                      -----------        -----------       ------------
                                                      -----------        -----------       ------------

     The Company received $1,250,000 from UCV as a distribution from the proceeds of a refinancing in June 1994. Otherwise, the cash distributions the Company received from UCV during the last three years were the Company's proportionate share of distributions from UCV's results of operations. The Company's share of distributions from UCV declined in 1995 due to UCV's additional debt service related to the June 1994 refinancing.

     The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $9,559,390 at June 30, 1995. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeds its liabilities by $10,000,000-$14,000,000.

     As discussed in Results of Operations and in Footnote 7b of Notes to the Consolidated Financial Statements, in October 1994 the Company transferred title in an office building to the lender in exchange for the lender extinguishing the Company's obligations for a $2,461,942 note payable which was collateralized by the office building. This portion of the rental operations provided (used) cash flow after debt service and capital replacements of $15,000 in 1995, ($169,000) in 1994, and ($242,000) in 1993.

     At June 30, 1995, the Company owns a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which is developing 32 acres of land (of which 27 is developable) into a commercial shopping center.
 VRLP is in the process of obtaining financing to develop the first phase (11 acres) of the shopping center. The Company estimates that the value of the Company's 50 percent interest, based on development of the 11 acre phase of the shopping center and sale of the remaining acreage, is approximately $2,000,000 to $4,000,000. The amount and timing of distributions that the Company may receive from VRLP are uncertain. The most likely source of funds for distributions from VRLP is either the sale of the 11 acre phase, which is about to commence construction, and/or sale of the remaining undeveloped land.

     At June 30, 1995, the County of Riverside, California had judgments totaling approximately $450,000 for delinquent assessment district payments related to 40 acres of undeveloped land. The annual obligation for the assessment district is approximately $156,000. The Company estimates the value of this land is approximately $3,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see ITEM 3. LEGAL PROCEEDINGS (a) for description). As a result of the judgment and the down-zoning of the property, the recoverability of the carrying value of this property is uncertain. If the County of Riverside commences foreclosure proceedings and the Company does not satisfy the judgments prior to foreclosure sale, the Company would lose title to the property and the property would not be subject to redemption.

     The Company is expecting a $360,000 cash flow deficit in 1996 from operating activities after adding estimated distributions from UCV ($337,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company believes its cash at June 30, 1995 and the Company's line of credit will be sufficient to fund the expected cash flow deficit. This analysis does not include consideration of the following due to their uncertainty: any distributions the Company may receive from its investment in Vail Ranch Limited Partners or a payment that may be received for the discounted payoff of a note receivable (see Note 3a of Notes to Consolidated Financial Statements). This analysis also does not include any payments due for delinquent or current property taxes on undeveloped land because these amounts may not be paid unless the Company is able to obtain an alternative source of funds.

                              RESULTS OF OPERATIONS

      The discussion of Results of Operations is primarily by the Company's business segments. The analysis is partially based on a comparison of and should be read in conjunction with the business segment operating information in Note 11 to the Consolidated Financial Statements.

BOWLING OPERATIONS:
                                  1995 VS. 1994

     The operating loss from bowling operations decreased by $207,000 in 1995 as a result of decreases in bowl costs and depreciation that exceeded the decrease in bowling revenues. Bowling revenues decreased by 2.3 percent ($183,000) in 1995 primarily due to a 1.4 percent decline in games bowled, of which most of the decrease was in open games bowled. Bowling revenues also declined due to a decrease in the amount of alcoholic beverage sales per game bowled, reflecting a nationwide trend towards less alcohol consumption. Bowling costs decreased by 4.9 percent ($253,000) primarily due to reductions in payroll and related costs ($73,000 or 3 percent of payroll and related costs) and maintenance expense ($171,000 or 27 percent of maintenance expense). Payroll reductions were made to reflect the decline in business. Approximately $80,000 of the decrease in maintenance expense related to higher expenses in the prior year for deferred maintenance on the two bowls acquired in August 1993. Maintenance expense also decreased related to a decrease in resurfacing expense ($60,000). Depreciation and amortization expense related to the bowling segment ($776,000) decreased by $139,000 primarily due to the expiration of the amortization periods for leasehold improvements, goodwill and covenant-not-to-compete related to a bowling center that was acquired in September 1988.

                                  1994 VS. 1993

     The Company acquired two bowling centers in August 1993. However, the results from operations of these two centers have been included in the financial statements since June 20, 1993, when the Company commenced operations under an interim management agreement. The following increases in revenues and expenses in 1994 related to these two bowling centers:


     Revenues                                               $ 2,827,000
     Bowling costs                                            2,073,000
     Selling, general and administrative expense-direct         496,000
     Depreciation and amortization                              456,000
     Operating loss                                            (198,000)
     Interest expense                                           235,000
     Loss                                                      (433,000)

          Same center bowling revenues increased approximately one percent ($55,000) in 1994. Increases in the average price per game (14% in open play and 4% in league play) were offset by decreases in games bowled (9% in open play and 6% in league play). These changes primarily took place at the same two bowling centers that faced significant price discounting from competitors last year. Management elected to not compete with the discounting of prices in 1994. Same center bowling costs increased by $251,000 (8%) in 1994 primarily due to increases in payroll ($71,000 or 6%), repairs and maintenance ($66,000 or 3%) and payroll related expenses ($97,000 or 36%). The increase in payroll related expenses primarily related to increases in the Company's health insurance premiums. The Company has modified its health insurance plan to provide for larger employee contributions and, as a result, expects this expense to decrease in 1995. Selling, general and administrative expense directly related to the bowling segment decreased by $29,000 (3%) primarily due to a $58,000 decrease in management salaries and bonuses. Most of the decrease related to restructuring some activities formerly handled by managers.

CONSTRUCTION OPERATIONS

     Construction costs were 84%, 85%, and 84% of construction revenues in 1995, 1994 and 1993, respectively. Selling, general and administrative expenses directly related to the construction segment were $218,000, $195,000, and $202,000 in 1995, 1994 and 1993, respectively. There have been no significant changes to the operations of the construction segment for the last three years.

RENTAL OPERATIONS

     The Company's rental operations at June 30, 1995 principally consisted of ownership and leasing one office building (36,000 square feet of leasable space), a sub-lessor's interest in a land leases to condominium owners, and a small fruit-market on undeveloped land (starting in October 1994). In October 1994, the Company disposed of a 24,000 square foot office building that it had owned since December 1986. The disposal of the office building resulted in the following decreases from the prior year: Rental revenues- $151,000; Rental costs- $73,000; Depreciation- $80,000; and Interest expense- $144,000. The market area for the remaining office building has been stable in terms of both rent rates and occupancy for the past two years. However, rates are at approximately 50 percent of rent rates that existed in 1990.

Other than the change to rental revenue from the disposal of the office building, revenues only changed slightly due to the addition of the rent from the fruit-market in October 1994 ($32,000) and the indexed increases in the rent rates of the ground subleases ($14,000) in 1994. Rental costs did not change significantly in 1995 other than from the disposal of the office building. Rental costs decreased by 17 percent ($67,000) in 1994 due to some non-recurring repairs in 1993.

The operating losses reported by the real estate rental segment of $1,408,316 in 1994 and $1,785,833 in 1993 included a provision for impairment loss of $1,578,000 in 1994 and a loss on disposal of rental property of $1,869,346 in 1993. The provision for impairment loss in 1994 related to the 24,000 square foot office building that the Company transferred to the lender in 1995 in exchange for the lender extinguishing the Company's obligations for a $2,461,942 note payable (See Note 7b of Notes to Consolidated Financial Statements). The provision for the impairment loss represents the amount by which the carrying value of the property exceeded its estimated fair value of $1,200,000. The Company recorded a $1,261,826 extraordinary gain on extinguishment of debt in 1995 from this transaction. The loss on disposal of rental property in 1993 related to the Company's 36,000 square foot office building (See Note 7c of Notes to Consolidated Financial Statements) for which the Company also recorded a $2,395,688 extraordinary gain from extinguishment of debt in 1993. As part of a restructuring of the debt on this property, the Company re-purchased the property at a public foreclosure sale by the former lender for $1,027,000. This property currently has an estimated fair value of $2,100,000.

REAL ESTATE DEVELOPMENT:

     The real estate development segment consists primarily of operations related to undeveloped land in Temecula, California, which is owned by Old Vail Partners. As a result of a restructuring of the ownership, the activities of this entity were consolidated effective September 23,1994. The development costs consist primarily of legal expenses ($85,000) related to the litigation regarding the effective down-zoning of the 40 acre parcel.

OTHER

     The Company took over operation of a video-game operation in January 1994. The revenues and costs of this operation are included in other revenues and selling, general and administrative expense, respectively. The following items increased (decreased) as a result of this new activity:

                                                       1995           1994
                                                       ----           ----

     Other revenues                                $   34,000     $   65,000
     Selling, general, and administrative expense      28,000         55,000
     Depreciation                                      41,000         32,000
     Provision for impairment loss                   (133,000)       133,000
     Operating loss                                  (127,000)       155,000
     Interest expense                                   1,000         15,000

     In addition to the changes in selling, general and administrative expense related to the bowling construction, and rental segments noted previously, the corporate segment, before allocation to the other segments, decreased by $61,000 in 1995 and $30,000 in 1994. The decrease in 1995 was primarily due to decreases in payroll and professional fees. The decrease in 1994 was primarily due to a $48,000 decrease in professional fees, which was partially offset by a $34,000 increase in payroll and related expenses.

     Other than the changes to interest expense previously noted in the bowling and rental segments, interest expense decreased by $62,000 in 1995 and $73,000 in 1994. Interest expense decreased in 1995 primarily due to a refinancing of the Company's remaining office building in October 1994, which resulted in a $74,000 decrease in interest paid and amortization of finance costs. Interest expense decreased in 1994 primarily due to a decrease in the amortization of loan fees related to the loan used to acquire the same office building at public sale in September 1992.

     The equity in income of investees decreased in 1995 due to a $236,000 decline in the Company's share of income of UCV which was partially offset by a decline in the equity in net loss of OVP. Net income from UCV declined because of higher interest expense related to the refinancing of its debt in June 1994. The equity in net loss of Old Vail declined because the Company commenced consolidating its results of operations in September 1994. The equity in income of investees increased by $72,000 in 1994 primarily due to the increase in the Company's equity in the net income of UCV. The increase in the net income of UCV in 1994 was primarily attributable to the decline in roof repair expense.

     The Company accrued interest (classified as lawsuit settlement) on a $211,000 lawsuit judgment against the Company charged to operations in 1985. The judgment expired in April 1994 without being renewed. In the year ended June 30, 1994, the Company recorded $548,190 of income related to the reversal of the previously recorded judgment and accrued interest.

                    IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
                    ---------------------------------------

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995 and establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires the Company to adopt this statement during fiscal year 1997, however, earlier adoption is encouraged. The Company believes its current method of accounting for impairment of assets is in accordance with the requirements of SFAS No. 121, and therefore, does not anticipate that the adoption of SFAS No. 121 will have any impact on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None
                                       10

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 1995. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.


Directors and Officers        Age       Position and Tenure with Company
----------------------        ---       --------------------------------

Harold S. Elkan               52        Director since November 7, 1983;
                                         President since November 11, 1983

Steven R. Whitman             42        Chief Financial Officer and Treasurer
                                         since May 1987; Director and
                                         Assistant Secretary since August 1,
                                         1989 Secretary since January 1995

Patrick D. Reiley             54        Director since August 21, 1986

James E. Crowley              48        Director since January 10, 1989

Robert A. MacNamara           47        Director since January 9, 1989

Brock L. Ladewig, the Company's Secretary and in-house legal counsel since August 1989, resigned in January 1995

There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer.

     (d)  FAMILY RELATIONSHIPS - None

     (e)  BUSINESS EXPERIENCE

     1. Harold S. Elkan has been employed as the President and Chief Executive Officer of the Company since 1983. For the preceding ten years he was a principal of Elkan Realty and Investment Co., a commercial real estate brokerage firm, and was also President of Brandy Properties, Inc., an owner and operator of commercial real estate.

     2. Steven R. Whitman has been employed as the Chief Financial Officer and Treasurer since May 1987. For the preceding five years he was employed by Laventhol & Horwath, CPAs, the last four of which were as a manager in the audit department.

     3. Patrick D. Reiley was the Chairman of the Board and Chief Executive Officer of Reico Insurance Brokers, Inc. (Reico) from 1980 until June 1995, when Reico ceased doing business. Reico was an insurance brokerage firm in San Diego, California.

     4. James E. Crowley has been an owner and operator of various automobile dealerships for the last seventeen years. Mr. Crowley is vice president of Jamar Holdings, Ltd., doing business as San Diego Mitsubishi (he was the President and controlling shareholder from 1988 to 1994), President of Coast Nissan since 1992; President of Escondido Jeep Eagle/GMC Truck since March 1994, and President of Pacific Beach Ford from 1988 to 1991.

     5. Robert A. MacNamara has been employed by Daley Corporation, a California corporation, since 1978, the last ten years of which he has served as Vice President of the Property Division. Daley Corporation is a residential and commercial real estate developer and a general contractor.

     (f)  INVOLVEMENT IN LEGAL PROCEEDINGS - None

     SECTION 16(a) COMPLIANCE -Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 1993 through 1995 all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 1995 exceed $100,000.



Name and Principal                                              Long-term       All Other
------------------                                              ---------       ---------
    Position             Year      Salary    Bonus     Other     Compen-         Compen-
    --------             ----      ------    -----     -----     -------         -------
                                                                 sation          sation
                                                                 ------          ------
Harold S. Elkan,         1995      $250,000  $   -     $    -    $     -        $     -
  President              1994       250,000      -          -          -              -
                         1993       225,000      -          -          -              -

Steven R. Whitman,       1995       100,000      -          -          -              -
 Chief Financial         1994       100,000      -          -          -              -
    Officer              1993       100,000      -        3,000        -              -


     The Company has no Long-Term Compensation Plans. Although the Company provides some miscellaneous perquisites and other personal benefits to its executives, the amount of this compensation did not exceed the lesser of $50,000 or 10 percent of an executive's annual compensation.

     (c)-(f) and (i) The Company hasn't issued any stock options or stock appreciation rights, nor does the Company maintain any long-term incentive plans or pension plans.

     (g) Compensation of Directors - The Company pays a $500 fee to each outside director for each director's meeting attended. The Company does not pay any other fees or compensation to its directors as compensation for their services as directors.

     (h) Employment Contracts, Termination of Employment and Change-in-Control
Arrangements: Pursuant to an employment agreement, which expires January 1998, Harold S. Elkan, the Company's President, is to receive a sum equal to twice his annual salary ($250,000 as of June 30, 1995) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

     (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 1995.

     (k)  Board Compensation Committee Report on Executive Compensation

          The Company's Board of Directors appointed Harold S. Elkan as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Board of Directors, excluding Harold
S. Elkan and Steven R. Whitman, set and approve compensation for Harold S.
Elkan.

          The objectives of the Company's executive compensation program are to: attract, retain and motivate highly qualified personnel; and recognize and reward superior individual performance. These objectives are satisfied through the use of the combination of base salary and discretionary bonuses. The following items are considered in determining base salaries: experience, personal performance, responsibilities, and, when relevant, comparable salary information from outside the Company. Currently, the performance of the Company is not a factor in setting compensation levels. Annual cash bonus payments are discretionary and would typically relate to subjective performance criteria. No bonuses were awarded in the fiscal year ended June 30, 1995 due to the Company's financial circumstances.

          The compensation for Harold S. Elkan through December 31, 1992 had been based on an employment agreement effective July 1, 1987. This agreement provided for a base salary not to exceed $20,000 per month and annual bonuses not to exceed $54,000. This compensation was set after reviewing a special compensation study performed in 1987 for the Board of Directors by an independent outside consultant. In the fiscal year ended June 30, 1993 the outside members of the Board of Directors approved a new employment agreement for Harold S. Elkan effective from January 1, 1993 until December 31, 1997. This agreement provides for annual base salary of $250,000 plus discretionary bonuses as the Board of Directors may determine and approve. In setting the compensation levels in this agreement, the Board of Directors again referred to the study performed in 1987.

               Outside members of Board of Directors approving the Compensation for Harold S. Elkan:
                                   Patrick D. Reiley
                                   James E. Crowley
                                   Robert A. MacNamara

               Directors' Compensation Committee for Other Employees:
                                   Harold S. Elkan

          (l) Performance Graph: The following graph compares the performance of $100 if invested in the Company's common stock (SAI) with the performance of $100 if invested in each of the Standard & Poors 500 Index (S&P 500), the Standard & Poors Leisure Time Index (S&P LT), and American Recreation Centers, Inc. (ARC), a company primarily operating in the bowling industry.

The performance graph provides information required by regulations of the Securities and Exchange Commission. However, the Company believes that this performance graph could be misleading if it is not understood that there is limited trading of the Company's stock.

The performance is calculated by assuming $100 is invested at the beginning of the period (July 1989) in the Company's common stock at a price equal to its market value (the bid price). At the end of each fiscal year, the total value of the investment is computed by taking the number of shares owned multiplied by the market price of the shares at the end of each fiscal year.

                       COMPARISON OF FIVE YEAR CUMULATIVE
                       TOTAL RETURN FOR SPORTS ARENAS, INC.

               1991      1992      1993      1994      1995
              ------    ------    ------    ------    ------
     S&P500   116.73    126.35    141.68    139.71    172.04
     S&P LT    60.67     63.78     63.87     85.29     76.52
     SAI      100.00    100.00    100.00    100.00    100.00
     ARC      100.96     98.51     99.18    114.38    132.00


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) - (c):
                                   Shares        Nature of        Percent
                                beneficially     beneficial          of
     Name and address              owned         ownership         class
     ----------------              -----         ---------         -----

     Harold S. Elkan            21,808,267*   Sole investment      80.0%
     5230 Carroll Canyon Road                and voting power
     San Diego, California

     All directors and officer  21,808,267    Sole investment      80.0%
       as a group                             and voting power

     * These shares of stock are owned by Andrew Bradley, Inc. which is wholly-owned by Harold S. Elkan. Andrew Bradley, Inc. has pledged 10,900,000 of its shares of Sports Arenas, Inc. stock as collateral for its loan from Sports Arenas, Inc. See Note 3c of Notes to Consolidated Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) - (c):

     1. The Company has $595,224 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his wholly-owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 1995. The balance at June 30, 1995 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $100,000 due on January 1, 1996-1999. The balance is due January 1, 2001.

     2. The Company is a partner in several partnerships with Harold S. Elkan (including his children) and S. Robert Elkan (the brother of Harold S. Elkan) or a company controlled by him. In each of these partnerships, the Company's limited partnership interest is entitled to a priority return over the other limited partners.

          REDBIRD LANES, LTD., which owns a bowling center acquired December 31, 1986, is owned by the Company as a 60-percent combined general and limited partner, S. Robert Elkan as a 20-percent limited partner, and Harold S. Elkan as a 20-percent limited partner.

          REDBIRD PROPERTIES, LTD., is 30-percent owned as general and limited partners in combination by S. Robert Elkan and an entity wholly-owned by him. As of June 30, 1995, Harold S. Elkan owned a 30-percent limited partnership interest and the remaining 40-percent interest was owned by the SAPI as a limited partner. Redbird Properties, Ltd. owns the land and building in which the Red Bird Lanes bowling center is located. During the year ended June 30, 1995, Red Bird Lanes paid approximately $111,000 of rent to Redbird Properties, Ltd. S. Robert Elkan and his wife, Harold S. Elkan, and the Company are guarantors of the $750,000 loan used to purchase the property. Effective July 1, 1995, the Company purchased a 29 percent partnership interest (in addition to the 40 percent interest it has owned since 1987) in Redbird Properties, Ltd. from Harold S. Elkan for $446,000. The purchase price is payable in monthly installments of interest at 8 percent per annum plus annual principal payments of $100,000 on January 1, 1996-1999 and $46,000 on January 1, 2000. The agreement provides for an adjustment to the purchase price if the partnership subsequently sells the real estate prior to June 30, 1996.

          5755 LIMITED was a partnership owned by the SAPI as a 75-percent combined general and limited partner, Harold S. Elkan and members of his family as 18-percent limited partners, and S. Robert Elkan as a 7-percent limited partner. In October 1994, 5755 Limited transferred ownership of its only asset, a 24,500 square foot office building acquired in December 1986, to the lender in complete satisfaction of a related note payable. The partnership was then liquidated and dissolved.


     3. During the year ended June 30, 1995, the Company paid approximately $268,000 in premiums for various insurance packages in which Reico Insurance Company served as the agent. Reico Insurance Company was owned by Patrick D. Reiley, a Director of the Company since 1986. He had served as the Company's insurance agent for the past 17 years. Reico Insurance Company ceased doing business in June 1995 and the Company has since engaged an unrelated third-party as its insurance agent.

     4. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (11-1/2 percent at June 30, 1995) and to be added to the principal balance annually. At June 30, 1995, $540,269 of interest had been accrued. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



  A.  The following documents are filed as a part of this report:

     1.   Financial Statements of Registrant

          Independent Auditors' Report                                                           17

          Sports Arenas, Inc. and Subsidiaries consolidated financial statements:

               Balance sheets as of June 30, 1995 and 1994                                     18-19

               Statements of operations for each of the years in the three year period
                  ended June 30, 1995                                                            20

               Statements of shareholders' equity (deficiency) for each of
                  the years in the three year period ended June 30, 1995                         21

               Statements of cash flows for each of the years in the three year
                  period ended June 30, 1995                                                   22-23

               Notes to financial statements                                                   24-38

     2.   Financial Statements of Unconsolidated Subsidiaries

          UCV, L.P. (a California limited partnership)- 50 percent owned investee:

               Independent Auditors' Report                                                      39

               Balance Sheets as of March 31, 1995 and 1994                                      40

               Statements of income and partners' equity (deficiency)
                  for each of the years in the three year period ended March 31, 1995            41

               Statements of cash flows for each of years in the three year
                  period ended March 31, 1995                                                    42

               Notes to financial statements                                                     43

     3.   Financial Statement Schedules

          Schedule I                                                                           44-47

               Schedules other than those listed above have been omitted because they are either not applicable or the required information is shown in the financial statement or notes thereto.

     4.   Exhibits

          22.1  Subsidiaries of the Registrant                                                   49

B.  Reports on Form 8-K:

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Sports Arenas, Inc.:

We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             KPMG PEAT MARWICK LLP

San Diego, California
October 6, 1995

                         AUDITORS REPORT TO BE INSERTED
                      SPORTS ARENAS, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND 1994


                                     ASSETS


                                                                         1995                1994
                                                                      -----------        -----------

Current assets:
   Cash and equivalents                                               $   120,027         $  904,744
   Current portion of notes receivable                                     25,000             25,000
   Current portion of notes receivable-affiliate (Note 3b)                100,000             50,000
   Construction contract receivables                                      273,912            324,418
   Other receivables                                                       41,346             55,006
   Costs in excess of billings on uncompleted contracts                    14,471             12,017
   Prepaid expenses                                                       148,225            183,471
                                                                      -----------        -----------

     Total current assets                                                 722,981          1,554,656
                                                                      -----------        -----------
Receivables due after one year:
   Note receivable (Note 3a)                                              743,144            767,728
   Less deferred gain (Note 3a)                                          (737,447)          (757,000)
   Affiliate (Note 3b)                                                    595,224            512,257
   Other                                                                  115,100            115,100
                                                                      -----------        -----------
                                                                          716,021            638,085
     Less current portion                                                (125,000)           (75,000)
                                                                      -----------        -----------

                                                                          591,021            563,085
                                                                      -----------        -----------
Property and equipment, at cost (Notes 7 and 10):
   Land                                                                 1,529,000          2,225,000
   Buildings                                                            4,477,544          5,595,974
   Equipment and leasehold and tenant improvements                      5,702,034          5,616,502
                                                                      -----------        -----------
                                                                       11,708,578         13,437,476
   Less accumulated depreciation and amortization                      (5,088,774)        (5,139,080)
                                                                      -----------        -----------

     Net property and equipment                                         6,619,804          8,298,396
                                                                      -----------        -----------
Other assets:
   Undeveloped land, at cost (Notes 4 and 6c)                           4,804,496            321,629
   Capitalized carrying costs on leased land (Note 5)                      87,465             89,361
   Goodwill, net of accumulated amortization of $538,146
     and $369,073                                                         807,216          1,076,289
   Deferred loan costs, net of accumulated
     amortization of $71,838 and $228,817                                 127,002            121,813
   Covenants not to compete, net of accumulated
     amortization of  $437,500 in 1994
                                                                               -              12,500
   Investments (Note 6)                                                 1,416,147          1,481,312
   Other                                                                  132,309            154,830
                                                                      -----------        -----------
                                                                        7,374,635          3,257,734
                                                                      -----------        -----------

                                                                      $15,308,441        $13,673,871
                                                                      -----------        -----------
                                                                      -----------        -----------

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                      1995               1994
                                                                -----------        ------------

Current liabilities:
   Long-term debt extinguished (Note 7b)                        $         -        $  2,461,942
   Assessment district obligation- in default (Note 6c)           1,928,403                   -
   Long-term debt due within one year (Note 7a)                     705,000             853,000
   Note payable, line of credit (Note 7d)                            88,742                   -
   Accounts payable                                                 663,814             730,642
   Accrued payroll and related expenses                             130,890             191,825
   Accrued property taxes (Note 6c)                                  249,14             652,200
   Accrued interest                                                  93,350              63,994
   Accrued frequent bowler program expense                          200,292             151,084
   Other accrued liabilities                                        264,488             171,054
                                                                -----------        ------------

      Total current liabilities                                   4,324,125           4,675,741
                                                                -----------        ------------

Long-term debt, excluding current portion (Notes 7 and 8a)        6,803,635           7,401,805
                                                                -----------        ------------
Distributions received in excess of
 basis in investment (Notes 6a and 6b)                            9,559,390           9,467,693
                                                                -----------        ------------

Tenant security deposits                                             24,616              39,427
                                                                -----------        ------------

Minority interest in consolidated subsidiary (Note 6c)            2,212,677                   _
                                                                -----------        ------------

Commitments and contingencies
  (Notes 3a, 4a, 4c, 5, 6c, 6e, 8, and 10)



Shareholders' equity (deficiency):
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 27,250,000 shares issued and outstanding             272,500             272,500
  Additional paid-in capital                                      1,730,049           1,730,049
  Accumulated deficit                                            (8,017,273)         (8,469,678)
                                                                -----------        ------------
                                                                 (6,014,724          (6,467,129)

  Less note receivable from shareholder (Note 3c)                (1,601,278)         (1,443,666)
                                                                -----------        ------------

   Total shareholders' equity (deficiency)                       (7,616,002)         (7,910,795)
                                                                -----------        ------------

                                                               $ 15,308,441        $ 13,673,871
                                                               ------------        ------------
                                                               ------------        ------------



See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1995, 1994, AND 1993


                                                             1995                   1994                 1993
                                                          ------------           ------------         -----------
Revenues:
   Bowling                                                $ 7,700,410            $ 7,883,605          $ 5,001,83
   Rental                                                     523,952                632,862             623,122
   Construction                                             1,785,523              1,752,056           1,560,566
   Brokerage                                                   64,490                 61,732              69,937
   Other                                                      160,610                117,897              72,652
   Other-related party (Note 6b)                              106,616                105,824             104,590
                                                          ------------           ------------         -----------
                                                           10,341,601             10,553,976           7,432,706
                                                          ------------           ------------         -----------
 Costs and expenses:
   Bowling                                                  4,890,606              5,143,890           2,820,320
   Rental                                                     250,147                327,429             394,662
   Construction                                             1,501,900              1,495,901           1,305,875
   Brokerage                                                   32,253                 30,780              53,688
   Development                                                141,391                  -                   -
   Selling, general and administrative                      2,808,372              2,835,792           2,338,712
   Depreciation and amortization                            1,038,650              1,207,081             744,914
   Provisions for impairment losses (Note 7b )                  -                  1,711,000               -
   Loss on disposal of rental property (Note 7c)                -                      -               1,869,346
                                                          ------------           ------------         -----------
                                                           10,663,319             12,751,873           9,527,517
                                                          ------------           ------------         -----------
 Loss from operations                                        (321,718)            (2,197,897)         (2,094,811)
                                                          ------------           ------------         -----------

 Other income (charges):
   Investment income:
     Related party (Notes 3b and 3c)                          201,413                149,763             146,850
     Other                                                     75,610                 75,301              82,321
   Interest expense and amortization of finance costs        (816,567)            (1,022,208)           (860,344)
   Interest expense related to development activities        (139,463)                 -                   -
   Equity in income of investees (Note 6)                     171,751                338,565             266,983
   Lawsuit settlement (Note 8c)                                 -                    548,190             (47,290)
   Recognition of deferred gain (Note 3a)                      19,553                 25,000              18,000
                                                          ------------           ------------         -----------
                                                             (487,703)               114,611            (393,480)
                                                          ------------           ------------         -----------
 Loss before extraordinary gain                              (809,421)            (2,083,286)         (2,488,291)

 Extraordinary gain from troubled debt
   restructuring (Notes 7b and 7c)                          1,261,826                 -                2,395,688
                                                          ------------           ------------         -----------
 Net income (loss)                                      $    452,405            $ (2,083,286)       $    (92,603)
                                                          ------------           ------------         -----------
                                                          ------------           ------------         -----------

 Per common share (based on weighted average
   shares outstanding):
     Loss before extraordinary gain                          $ (.03)                  $(.08)               $(.09)
                                                          ------------           ------------         -----------
                                                          ------------           ------------         -----------
Net income (loss)                                            $  .02                   $(.08)               $ .00
                                                          ------------           ------------         -----------
                                                          ------------           ------------         -----------


          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                    YEARS ENDED JUNE 30, 1995, 1994, AND 1993


                                                     Common Stock
                                             ------------------------------      Additional
                                               Number of                           paid-in          Accumulated
                                                Shares             Amount          capital            deficit             Total
                                             ------------       ------------     ------------       ------------       ------------
 Balance at June 30, 1992                     27,250,000        $   272,500      $ 1,730,049        $(6,293,789)       $(4,291,240)

 Net loss                                          -                 -                 -                (92,603)           (92,603)
                                             ------------       ------------     ------------       ------------       ------------

 Balance at June 30, 1993                     27,250,000            272,500        1,730,049         (6,386,392)        (4,383,843)

 Net loss                                          -                  -                -             (2,083,286)        (2,083,286)
                                             ------------       ------------     ------------       ------------       ------------
 Balance at June 30, 1994                     27,250,000            272,500        1,730,049        $(8,469,678)       $(6,467,129)

 Net income                                        -                  -                  -              452,405            452,405
                                             ------------       ------------     ------------       ------------       ------------
 Balance at June 30, 1995                     27,250,000        $   272,500       $1,730,049        $(8,017,273)       $(6,014,724)
                                             ------------       ------------     ------------       ------------       ------------
                                             ------------       ------------     ------------       ------------       ------------



          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                                                                          1995                   1994               1993
                                                                   ---------------        ---------------    ---------------
 Cash flows from operating activities:
   Net loss                                                        $      452,405         $   (2,083,286)    $      (92,603)
   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
   Amortization of deferred financing costs and discount                   41,989                100,389            172,620
   Depreciation and amortization                                        1,038,650              1,207,081            744,914
   Undistributed income of investees                                     (171,751)              (338,565)          (266,983)
   Loss on disposal of rental property                                      -                      -              1,869,346
   Extraordinary gain                                                  (1,261,826)                 -             (2,395,688)
   Interest income accrued on note receivable from shareholder           (157,612)              (110,128)          (110,083)
   Provisions for impairment losses                                         -                  1,711,000              -
   Interest accrued on assessment district obligation                     168,278                  -                  -
   Lawsuit settlement accrual                                               -                   (548,190)            47,290
                                                                   ---------------        ---------------    ---------------
                                                                          110,133                (61,699)           (31,187)
   Changes in assets and liabilities:
    (Increase) decrease in other receivables, prepaid expenses, and
     costs in excess of billings                                           97,043                (86,134)          (194,908)
    Increase (decrease) in accounts payable and accrued expenses          (54,151)               566,076            273,953
    Other                                                                 (34,186)               (35,521)           (41,766)
                                                                   ---------------        ---------------    ---------------
     Net cash provided by operating activities                            118,839                382,722              6,092
                                                                   ---------------        ---------------    ---------------

 Cash flows from investing activities:
   Increase in notes receivable                                           (58,383)                (6,921)          (105,751)
   Capital expenditures - other                                          (142,426)              (163,435)          (159,502)
   Purchase of office building                                              -                       -               (49,897)
   Contributions to investees                                             (97,571)                  -               (10,700)
   Proceeds from sale of investment                                         -                     93,000              -
   Distributions from investees                                           302,499              1,754,743            746,000
   Acquire additional interest in Old Vail Partners                       (49,845)                  -                 -
   Distribution from Ocean West Builders                                    -                       -               108,933
   Purchase of bowling centers                                              -                   (196,242)          (205,356)
                                                                   ---------------        ---------------    ---------------
     Net cash provided (used) by investing activities                     (45,726)             1,481,145            323,727
                                                                   ---------------        ---------------    ---------------
 Cash flows from financing activities:
   Scheduled principal payments                                          (864,740)            (1,007,921)          (543,241)
   Proceeds from line of credit                                           303,102                300,000              -
   Payments on line of credit                                            (214,360)              (558,600)             -
   Principal payments and loan costs related to
     extension of loan due date                                             -                      -               (128,367)
   Costs related to troubled debt restructuring                           (21,659)
   Loan costs to refinance long term debt                                 (39,417)                 -                  -
   Other                                                                  (20,756)               (12,000)             -
                                                                   ---------------        ---------------    ---------------
    Net cash used by financing activities                                (857,830)            (1,278,521)          (671,608)
                                                                   ---------------        ---------------    ---------------
 Net increase (decrease) in cash and equivalents                         (784,717)              (585,346)          (341,789)

 Cash and equivalents, beginning of year                                  904,744                319,398            661,187
                                                                   ---------------        ---------------    ---------------
 Cash and equivalents, end of year                                 $      120,027         $      904,744     $      319,398
                                                                   ---------------        ---------------    ---------------
                                                                   ---------------        ---------------    ---------------

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994, AND 1993


SUPPLEMENTAL CASH FLOW INFORMATION:

                          1995             1994              1993
                     -------------    -------------    --------------
  INTEREST PAID      $     789,000    $     900,000    $      682,000
                     -------------    -------------    --------------
                     -------------    -------------    --------------

  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  In addition to the cash expenditures of $196,242 in 1994 and $205,356 in 1993, in 1994 the Company assumed long-term debt of $3,594,939 and borrowed $258,600 from its line of credit to acquire two bowling centers. The purchase price was allocated as follows: Equipment-$585,700; Land-$420,000; Building-$1,687,934; Deferred loan costs-$78,141; Goodwill-$1,345,362; Other assets-$40,000; and Other notes receivable-$98,000.

  Long-term debt of $17,751 in 1995, $167,063 in 1994, and long-term debt and capital lease obligations of $240,798 in 1993 were incurred to finance other capital expenditures of $28,750 in 1995, $190,545 in 1994 and $321,600 in
    1993.

  In January 1994, the Company foreclosed on $233,270 of video games, equipment and other collateral related to the Company's guarantee of a bank's loan to a games room operator. The Company also assumed the $233,270 note payable to bank.

  In addition to the initial cash payment of $50,000 to acquire an additional interest in Old Vail Partners in September 1994, the acquisition resulted in the following items being included in the Company's consolidated balance sheet on the date of acquisition: Cash- $155; Prepaid expense- $85; Undeveloped land- $4,482,867; Investment in Vail Ranch Limited Partners- $1,122,062; Accounts payable- $4,095; Accrued interest- $50,000; Accrued property tax- $182,618; Other liabilities- $62,369; Notes payable- $93,819; Assessment District obligations, in default-
    $1,760,125; and Minority interest- $2,262,677. As a result of the consolidation of Old Vail Partners in the Company's financial statements, the Company's investment of $1,189,466 in Old Vail Partners was eliminated.

  In October 1994, the Company refinanced long term debt of $1,193,800 with a $1,200,000 note payable. The Company also incurred $45,617 of loan costs related to the refinancing, of which $39,417 was a cash expenditure.

  In October 1994, the Company extinguished debt of $2,461,942 by the transfer of title to an office building to the lender in complete satisfaction of the liability. The office building cost and accumulated depreciation were $1,856,187 and $721,739, respectively. The Company also wrote off the balance of unamortized loan costs ($19,995), deferred lease commissions ($27,765), and accrued property tax ($3,750) as part of the transactions. The Company incurred transaction costs of $21,659 to consummate the transfer.

  The proceeds of a $1,162,800 loan plus cash payments of $49,897 by the Company funded the $1,031,393 purchase of an office building and $181,304 of associated loan fees in 1993.

  The distribution received by the Company from Ocean West Builders, Ltd. in 1993 consisted of the following non-cash items: Receivables- $111,091; Costs in excess of billings-$31,213; Prepaid expenses-$3,016; Equipment-$39,822 and related accumulated depreciation-$25,689; Accounts payable-$38,122; and Note payable-$11,434.

  During the year ended June 30, 1995, the Company wrote-off $100,000 of fully amortized goodwill and $450,000 of fully amortized covenant-not-to-compete.

          See accompanying notes to consolidated financial statements.

                       SPORTS ARENAS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


1. Summary of significant accounting policies:


  PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Sports Arenas, Inc. and all subsidiaries and partnerships more than 50 percent owned or in which there is a controlling financial interest (the Company). All material intercompany balances and transactions have been eliminated. The minority interests' share of the net loss of partially owned consolidated subsidiaries has been recorded to the extent of the minority interests' contributed capital. The Company uses the equity method of accounting for its investments in entities in which it has an ownership interest that gives the Company the ability to exercise significant influence over operating and financial policies of the investee. The Company uses the cost method of accounting for investments in which it has virtually no influence over operating and financial policies.

  CASH AND EQUIVALENTS - Cash and equivalents only include highly liquid investments with original maturities of less than 3 months.

  PROPERTY AND EQUIPMENT - Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the related assets, which are 20 and 30 years for the buildings and from 3 to 15 years for the other assets.

  INVESTMENT - The Company's purchase price in March 1975 of the one-half interest in UCV, L.P. exceeded the equity in the book value of net assets of the project at that time by approximately $1,300,000. The excess was allocated to land and buildings based on their relative fair values. The amount allocated to buildings is being amortized over the remaining useful lives of the buildings and the amortization is included in the Company's depreciation and amortization expense.

  INCOME TAXES - The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company adopted Statement 109 effective July 1, 1992.

  AMORTIZATION OF INTANGIBLE ASSETS - Deferred loan costs are being amortized over the terms of the loans on the straight-line method. The covenant not to compete was being amortized over the terms of the agreement on the straight-line method. Goodwill related to the acquisition of a bowling center is being amortized over 5 years on the straight-line method.

  VALUATION IMPAIRMENT - The Company records a provision for value impairment of long-lived assets, including goodwill, whenever the sum of the estimated undiscounted future cash flows from operations plus the asset's estimated undiscounted disposition value is less than the current book value. The provision for value impairment, if any, is equal to the excess by which the current book value exceeds the fair value of the asset.

  RECLASSIFICATIONS - The Company has reclassified certain prior period amounts in 1994 and 1993 to conform to their classification in 1995.

  CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are the notes receivable described in Note 3.

2.  Related party transactions:

  During the year ended June 30, 1995, the Company paid $268,000 ($246,000 in 1994 and $196,000 in 1993) of insurance premiums to its insurance agent, which is owned by an individual who became a director of the Company in August 1986. The director has served as the Company's insurance agent for the past 17 years.

  See notes 3b, 3c, 4a, 6b, 6e, 6f and 8a for other related party transactions.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


 3. Notes receivable:

  (a) Sale of bowling centers - The Company sold two bowling centers in April 1989. Part of the consideration was an $800,000 note receivable from the buyer due in monthly installments of $7,720 beginning October 1, 1989, including principal and interest at 10 percent per annum. The balance is due in September 1997. Under the terms of the note, interest accruing from April 1989 through October 1989 was deferred and is due in September 1997, including interest accruing thereon. The following is the detail of the balance of the note receivable and accrued interest at June 30:

                                                                             1995       1994
                                                                           --------   --------
                  Balance of note receivable due in monthly installments   $708,145   $732,906

                  Deferred interest due September 1997                       34,999     34,822
                                                                           --------   --------
                                                                           $743,144   $767,728
                                                                           --------   --------
                                                                           --------   --------

       The Company is deferring recognition of $800,000 of the gain from the sale of the bowling centers in the year ended June 30, 1989 until such time as the operations of the two bowling centers become sufficient to support the payment of their obligations or as the principal balance of the note plus accrued and unpaid interest is reduced below $800,000.
       The Company recognized $19,553, $25,000 and $18,000 of the deferred gain in the years ended June 30, 1995, 1994 and 1993, respectively. The deferred gain is presented as a reduction of the note receivable in the consolidated balance sheets.

       In July 1995, the Company agreed to accept a discounted payoff of the note receivable equal to 85 percent of the balance of the note, subject to the buyer consummating its financial restructuring. This agreement expires October 31, 1995.

  (b) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $43,801, $39,635, and $36,767 in 1995, 1994, and 1993, respectively. The balance of $595,224 at June 30, 1995 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $100,000 due in January 1, 1996-1999. The balance is due on January 1, 2001.

  (c) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (11-1/2 percent at June 30, 1995) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $540,269 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company. The Company recorded interest income from this note of $157,612 in 1995, $110,128 in 1994, and $110,083 in 1993.

4. Undeveloped land:

  (a) In August 1984, the Company acquired approximately 500 acres of undeveloped land in Lake of Ozarks, Missouri from an entity controlled by Harold S. Elkan (Elkan). The purchase price approximated the affiliate's original purchase price. Elkan has agreed to indemnify the Company for any realized decline in value of the land. The carrying value of the land was $281,629 at June 30, 1995 and 1994.

                        SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993



4. Undeveloped land (continued):

  (b) The Company owns approximately 55 acres of undeveloped land in Sierra County, New Mexico which is subject to a contract for sale to a third party at an imputed value of $150,000, which was executed in 1988. Due to the nature of the terms of the contract, the Company was going to record portions of the sale as payments were received. The purchaser is in default of the contract, but the Company has not yet canceled the contract. The $40,000 carrying value of the land at June 30, 1995 and 1994 is net of $118,500 of valuation adjustments recorded in prior years.



  (c) Through its ownership of Old Vail Partners, L.P. and its predecessor Old Vail Partners, a general partnership (collectively referred to as OVP, see
      Note 6c), the Company owns 40 acres of undeveloped land in Temecula, California. The $4,482,867 carrying value of the property consists of: acquisition cost- $2,615,788, capitalized assessment district costs- $1,577,025 (see Note 6c), and other development planning costs $290,054. The property is currently subject to default judgments to the County of Riverside, California totaling $450,000 regarding assessment district obligations. The County has not yet commenced foreclosure proceedings.
      In November 1993, the City of Temecula adopted a general development plan that designates 40 acres of property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acre parcel from a "commercial" to "professional office" use. The parcel is subject to Assessment District liens which were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. OVP has filed suit against the City of Temecula claiming that the City's adoption of a general plan as a means of effectively re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.


5. Capitalized carrying costs on leased land:

  The Company is a sublessor on a parcel of land which is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980. The Company is amortizing the capitalized carrying costs over the period of the subleases on the straight-line method. The capitalized costs are presented net of accumulated amortization of $24,209 in 1995 and $22,313 in 1994. The future minimum rental payments payable by the Company to the lessor on the lease are approximately $124,000 per year for the remaining term of 48 years (aggregate of $5,952,000) based on 85 percent of the minimum rent due from the sublessees. The future minimum rents due to the Company from the sublessees are approximately $146,000 per year for the remaining term of 48 years (aggregate of $7,008,000). The subleases provide for increases every five years based on increases in the Consumer Price Index.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

6. Investments:

    (a) Investments consist of the following:

                                                                   1995            1994
                                                              -------------   -------------
     Accounted for on the equity method:
       Investment in UCV, L.P.                                $( 9,559,390)   $( 9,467,693)
       Old Vail Partners                                             -           1,279,722
       Vail Ranch Limited Partners                               1,219,033           -
       Redbird Properties, Ltd.                                    134,975         136,590
                                                              -------------   -------------
                                                               ( 8,205,382)    ( 8,051,381)
       Less Investment in UCV, L.P. classified as liability-
         Distributions received in excess of basis in
         investment                                              9,559,390       9,467,693
                                                              -------------   -------------
                                                                 1,354,008       1,416,312
     Accounted for on the cost basis:
       All Seasons Inns, La Paz                                     62,139          65,000
                                                              -------------   -------------
          Total investments                                     $1,416,147      $1,481,312
                                                              -------------   -------------
                                                              -------------   -------------

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:


                                  1995           1994           1993
                               ----------     ----------     ----------
  UCV, L.P.                    $ 224,222      $ 459,776      $ 417,456
  Old Vail Partners             ( 50,256)     ( 117,000)     ( 146,700)
  Vail Ranch Limited Partners        -              -              -
  Ocean West Builders, Ltd.          -              -            1,742
  Redbird Properties, Ltd.       ( 2,215)       ( 4,211)       ( 5,515)
                               ----------     ----------     ----------
                               $ 171,751      $ 338,565      $ 266,983
                               ----------     ----------     ----------
                               ----------     ----------     ----------


    The following is a reconciliation of the investments, other than UCV, L.P., accounted for on the equity method:


                                                       Vail Ranch
                                         Old Vail        Limited        Redbird
                                         Parthers       Partners      Properties
                                        ----------     ----------     ----------
   Balance, July 1, 1994                $1,279,722     $      -       $  136,590
   Net carrying value of assets
    transferred upon consolidation      (1,189,466)
   Contributions (distributions)          ( 40,000)     1,219,033            600
   Equity in loss                         ( 50,256)           -          ( 2,215)
                                        ----------     ----------     ----------
   Balance, June 30, 1995               $      -       $1,219,033     $  134,975
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

     (b) Investment in UCV, L.P.:

    The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California. The other one percent general partner and 49 percent limited partner are owned by an individual related to the former majority shareholder of the Company. The entity was formerly named University City Village, a joint venture. On June 1, 1994 the joint venture converted the form of entity to a limited partnership and changed the name to UCV, L.P.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


6.   Investments (continued):

     (b) Investment in UCV, L.P. (continued):

          The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):


                                                1995           1994           1993
                                            -----------   ------------   ------------
               Total assets                 $ 2,867,000   $  2,409,000   $  2,687,000
               Total liabilities             20,179,000     17,291,000     17,357,000

               Revenues                       3,990,000      3,840,000      3,858,000
               Operating and general and
                 administrative costs         1,431,000      1,433,000      1,534,000
               Depreciation                     182,000        187,000        190,000
               Interest expense               1,929,000      1,300,000      1,299,000
               Net income                       448,000        920,000        835,000


          The apartment project is managed by the Company, which recognized management fee income of $106,616, $105,824, and $104,590 in the twelve month periods ended June 30, 1995, 1994, and 1993, respectively.

          A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:


                                                          1995                     1994
                                                      -----------              -----------
               Balance, beginning                     $ 9,467,693              $ 8,119,306
               Equity in income                          (224,222)                (459,776)
               Cash distributions                         262,499                1,754,743
               Amortization of purchase price in
                 excess of equity in net assets            53,420                   53,420
                                                      -----------              -----------
               Balance, ending                        $ 9,559,390              $ 9,467,693
                                                      -----------              -----------
                                                      -----------              -----------

     (c)  Investment in Old Vail Partners and Vail Ranch Limited Partnership:

          RCSA Holdings, Inc. (RCSA) and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P. , a California limited partnership (OVP). OVP owns approximately 40 acres of undeveloped land and a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). Since September 1988, OVP had been a general partnership with RCSA as 33 percent co-managing general partner and a third-party as a 67 percent co-managing general partner. Effective in September 1994: the general partnership was converted to a limited partnership; RCSA was converted to a 49 percent limited partner; OVGP was admitted as a one percent general partner; and the third-party's interest was converted to a liquidating partnership interest. This transaction effectively resulted in the acquisition of the third-party's partnership interest in OVP for a cash payment of $50,000 and the rights to 50 percent of future distributions up to $2,450,000. Under certain circumstances, which have not yet occurred, the Company may have to make minimum annual distributions of $50,000 or $100,000 for five years. Legal title to the 40 acres of undeveloped land is still in the process of being changed from the former general partnership's name to the limited partnership. Prior to September 23, 1994, the Company accounted for its investment in OVP as an unconsolidated subsidiary on the equity method of accounting. Effective September 23, 1994, OVP was consolidated with the Company and the capital account of the other partner is presented as "Minority interest" in the consolidated balance sheet.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


6. Investments (continued):

(c) Investment in Old Vail Partners and Vail Ranch Limited Partnership (continued):

     The following is summarized balance sheet information of OVP included in the Company's consolidated balance sheet as of June 30, 1995:

          Undeveloped land                                      $ 4,482,867
          Investment in Vail Ranch Limited Partnership            1,219,033

          Assessment district obligation-in default               1,928,403
          Accounts payable                                           11,384
          Accrued interest                                           44,154
          Accrued property taxes                                    198,723
          Note payable                                               93,820
          Minority interest in subsidiary                         2,212,677


     Operating results of the Company on a pro-forma basis as though the controlling interest in OVP was acquired July 1, 1993 are as follows:


                                                 1995               1994
                                                 ----               ----
          Revenues                          $ 10,352,000       $ 10,597,000
          Loss before extraordinary item       ( 960,000)       ( 2,436,000)
          Net income (loss)                      452,000        ( 2,436,000)
          Earnings (loss) per share                $ .02             $ (.09)


     VRLP is a partnership formed in September 1994 between OVP and a third party (Developer) to develop 32 acres of the land that was contributed by OVP to VRLP. OVP is a 50 percent limited partner with a priority right to distributions for specified amounts based on the acreage being developed. These amounts will be reduced by any amounts expended by VRLP to extinguish approximately $750,000 of obligations incurred by OVP prior to the transfer that are liens on the 32 acres of land, primarily relating to delinquent assessments and property taxes. The Developer has reached agreements with an anchor tenant and others and is in the process of obtaining construction financing for development of an 11 acre phase. The timing and amount of distributions that OVP will receive from the VRLP are uncertain. The following is summarized financial information of VRLP as of June 30, 1995 and for the period ended September 23, 1994 (inception) to June 30, 1995:

          Total assets                            $7,145,000
          Total liabilities                        6,024,000
          Revenues                                       -
          Net loss                                       -


     The 40 acres of land owned by OVP and the 32 acres of land owned by VRLP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that were issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $156,000 for the 40 acres and $340,000 for the 32 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP and VRLP are delinquent in the payment of property taxes and assessments for the last two to four years. As of June 30, 1995, the County had obtained judgments for the defaults under the assessment district obligations on both properties. However, the County has not yet commenced foreclosure proceedings on these judgments.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


6. Investments (continued):

     (c) Investment in Old Vail Partners and Vail Ranch Limited Partnership (continued):

          The amount due to cure the judgments at June 30, 1995 was approximately $710,000 for the 32 acres owned by VRLP and $450,000 for the 40 acres owned by OVP. The principal balance of the allocated portion of the bonds ($1,513,730), and delinquent interest and penalties ($414,673) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $198,723 of delinquent property taxes and late fees related to the 40 acre parcel. The judgment related to VRLP's 32 acres will be cured once construction financing is obtained by VRLP.

     (d)  Investment in Ocean West Builders, Ltd.:

          Until July 1, 1992, the Company owned a 50 percent general partnership interest in Ocean West Builders, Ltd., a limited partnership, which was a general contractor that primarily constructed tenant improvements. The Company reported its share of the partnership's income based on the partnership's December 31 year-end. On July 1, 1992, the operations of Ocean West Builders, Ltd. were merged with the Company and the net assets of the partnership were distributed to the partners.

     (e)  Investment in Redbird Properties, Ltd.:

          As of June 30, 1995, the Company owned a 40 percent limited partnership interest in Redbird Properties, Ltd. which owns the land and building in which one of the Company's bowling centers (Red Bird Lanes) is located. The Company advanced $238,000 to the partnership to acquire the property in December 1986, which has been classified as part of the Company's investment in the partnership. The other 60 percent interest is owned by Harold S. Elkan as a 30 percent limited partner, and by his brother, directly and indirectly, as a one percent general partner and 29 percent limited partner. The Company's partnership interest is entitled to a priority return over the other limited partners. The Company and the other partners are co-guarantors of a loan to the partnership which is collateralized by the partnership's land and building. The balance of the loan at June 30, 1995 was $713,538. The following is summarized financial information of Redbird Properties, Ltd. as of and for the years ended June 30, 1995 and 1994.


                                                                1995           1994
                                                             ---------      ---------
               Assets                                        $ 701,000      $ 742,000
               Liabilities                                     722,000        759,000

               Rent from Red Bird Lanes (see Note 8a)          111,000        111,000
               Net loss                                        ( 5,000)      ( 11,000)



          Effective July 1, 1995, the Company purchased an additional 29 percent partnership interest in Redbird Properties, Ltd. from Harold S. Elkan for $446,000. The purchase price is payable in monthly installments of interest at 8 percent per annum plus annual principal payments of $100,000 on January 1, 1996-1999 and $46,000 on January 1, 2000. The
          agreement provides for an adjustment to the purchase price if the partnership subsequently sells the real estate prior to June 30, 1996.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


6. Investments (continued):

     (f)  Other investments:

          The Company owns a 6 percent limited partnership interest in two partnerships (the Hotel) that own and operate a 109-room hotel in La Paz, Mexico (All Seasons Inns, La Paz). The $62,139 carrying value of the Hotel at June 30, 1995 ($65,000 at June 30, 1994) is net of a $125,000 valuation adjustment recorded in the year ended June 30, 1991. On August 13, 1994, the partners owning the Hotel agreed to sell their partnership interests to one of the general partners. The total consideration to the Company ($123,926) was $2,861 cash at closing (December 31, 1994) plus a $121,065 note receivable bearing interest at 10 percent with installments of $60,532 plus interest due on January 1, 1996 and 1997. Due to the minimal cash consideration received at closing, the Company has not recorded the sale of its investment. The Company will record the $58,926 gain from the sale when the first principal installment is received, which is due in January 1996. The cash payment of $2,861 received in December 1994 was applied to reduce the carrying value of the investment.

          In April 1994, the Company sold its investment in Jamar Holdings, Ltd. to James Crowley, a Director of the Company, for $93,000 and recorded a loss of $12,178. The Company purchased the investment in February 1989 from James Crowley for $100,000 plus other costs.

7. Long-term debt:

     (a)  Long-term debt consists of the following:


                                                                                       1995                1994
                                                                                  --------------      --------------
          7-1/2% note payable collateralized by $704,000 of real estate and
             $1,651,000 of equipment at Marietta Lanes bowling center, due in monthly installments of $5,452 including principal and a variable rate of interest (base plus 2-1/2%) adjusted monthly, payment amount is adjusted annually to correspond to the
             remaining amortization term and the current interest rate,
             balance due December 1, 1997                                          $   652,992          $   670,266

          10-1/4% notes payable, due in monthly installments of $9,654
             including interest, paid in October 1994,                                       -               28,466

          9-1/2% note payable, collateralized by $998,000 of equipment at
             Marietta Lanes bowling center, due in average monthly
             installments of $2,189, including principal and interest, balance
             due September 2003                                                        146,015              157,585

          8-3/4% note payable collateralized by $2,161,000 of real property and $845,000 of equipment of American Bowling Center,
             principal due in monthly installments of $4,605 plus interest at a variable rate (prime plus 1-1/2 points) adjusted monthly,
             balance due January 2001                                                  308,489              363,743

          9-7/10% note payable collateralized by $2,161,000 of real property and $845,000 of equipment of American Bowling Center,
             guaranteed by Small Business Administration, due in monthly installments of $4,386 including interest, balance due January
             2011                                                                      423,407              434,914





                      SPORTS ARENAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


7. Long-term debt (continued):

   (a) (continued)

                                                                                       1995                1994
                                                                                  --------------      --------------
          14-4/10% note payable collateralized by $2,161,000 of real property and $845,000 of equipment of American Bowling Center, due in average monthly installments of $14,220, including interest,
             balance due October 1995                                                   19,876              172,838

          9% note payable collateralized by $2,161,000 of real property and
             $845,000 of equipment of American Bowling Center, due in
             monthly installments of $5,846 including interest, balance due
             August 2003                                                               404,674              436,816

          Non-interest bearing amount due to seller of American Bowling
             Center related to covenant-not-to-compete, final annual
             installment of $50,000 was paid in September 1994. The
             payments on this note were originally discounted to their present
             value at 10% (unamortized discount of $800 at June 30, 1994)                  -                 49,200

          13-3/4% note payable collateralized by first trust deed on
             $1,076,000 of land and office building, due in monthly
             installments of $13,673 of interest only, balance due and paid in
             October 1994                                                                  -              1,193,800

          10-9/10% note payable collateralized by first trust deed on
             $1,076,000 of land and office building, due in monthly
             installments of $11,675 including interest, balance due in
             October 2004.                                                           1,193,602                 -

          11-1/2% note payable collateralized by partnership interest in Old
             Vail Partners, principal is due in monthly payments of $5,223 plus interest at a variable rate (prime plus 1-1/2 points) adjusted monthly.  Additional principal payments are due to the extent distributions are received from Old Vail Partners.  The balance is
             due November 1996.  The loan is guaranteed by Harold S. Elkan.            931,711            1,047,500

          8-1/2% note payable to bank, collateralized by deed of trust on
             $282,000 of undeveloped land,  principal of $4,745 plus interest
             is payable annually, balance due February 1999.                            94,909               99,655

          8% note payable collateralized by $2,108,000 of real estate and
             $264,000 of equipment at Valley Bowling Center, due in monthly installments of $18,882 including principal and interest, balance
             due August 2000                                                         2,058,019            2,117,251

          10% note payable collateralized by $668,000 of equipment at Valley and Grove Bowling Centers, due in monthly installments of
             $5,197, including principal and interest, balance due June 30,
             1997                                                                      160,900              204,762




                      SPORTS ARENAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


7. Long-term debt (continued):

  (a) (continued)

                                                                                       1995                1994
                                                                                  --------------      --------------
          9% note payable collateralized by $66,000 of equipment at Valley and Grove Bowling Centers, due in monthly installments of
             $2,170, including principal and interest, balance due August 1996          26,920               49,425

          9% note payable collateralized by $668,000 of equipment at Valley and Grove Bowling Centers, due in monthly installments of
             $1,443, including principal and interest, balance due June 1998            45,264               57,975

          8%-10% notes payable collateralized by $264,000 of equipment at
             Valley Bowling Center, due in monthly installments of $11,780
             including principal and interest, balance due June 1998                   383,271              479,458

          9% note payable, unsecured, due in monthly installments of $2,500 through November 1, 1994 and monthly installments of $2,000 thereafter, including principal and interest, balance due February
             1996                                                                       90,043              107,153

          8-1/2% note payable, unsecured, due in monthly installments of
             $3,060 of principal and interest, balance due October 1996                102,337              129,033

          9-1/2% notes payable collateralized by $141,000 of video game equipment, due in monthly installments of $4,895 including
             principal and interest, balance due July 1, 1998                          146,356              186,356

          10-1/2% note payable collateralized by first trust deed on
             $4,482,867 of undeveloped land, principal and accrued interest
             (a variable rate of base plus 1-1/2 points) due June 22, 1997              93,820                  -

          5-9/10% note payable collateralized by first trust deed on
             $1,855,000 of land and building (See Note 7b).                               -               2,461,942

          Capitalized lease obligation (Note 8a)                                       113,439              128,480

          Other                                                                        112,591              140,129
                                                                                    ----------           ----------
                                                                                     7,508,635           10,716,747

          Less loan in default, classified as current liability                            -             (2,461,942)
                                                                                    ----------           ----------
                                                                                     7,508,635            8,254,805
          Less current maturities                                                    ( 705,000)           ( 853,000)
                                                                                    ----------           ----------
                                                                                    $6,803,635           $7,401,805
                                                                                    ----------           ----------
                                                                                    ----------           ----------


             The values of property and equipment as collateral for the notes are listed at historical cost less valuation adjustments.

             The principal payments due on notes payable during the next five fiscal years are as follows: $705,000 in 1996, $1,576,000 in 1997,
             $1,126,000 in 1998, $385,000 in 1999, and $271,000 in 2000.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


7. Long-term debt (continued):

   (a) (continued)

          A bank loan agreement of a subsidiary (Marietta Lanes, Inc.) provides restrictions on the amount of dividends, loans and management fees the subsidiary may remit to its parent. The restricted net assets of this subsidiary as of June 30, 1995 totaled $867,000.

   (b) On October 5, 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable with a balance of $2,461,942. The carrying value of the land, office building, and improvements was $1,134,447 (net of a $1,578,000 valuation adjustment recorded in the year ended June 30, 1994). After deducting the $44,010 carrying value of other related assets, transaction costs of $21,659, and the carrying value of the property, the Company recorded a $1,261,826 extraordinary gain from the extinguishment of debt in October 1994. This transaction was part of an agreement with the lender whereby the Company's monthly payments were modified, effective July 1994, to equal the net cash flow of the property until title to the property was transferred to the lender. For the prior two years, the Company unsuccessfully attempted to negotiate a modification of the loan terms with the original lender and then its successor. The $1,200,000 estimated current fair value of the office building was considerably less than the balance of the loan due to significant declines in the market rents since 1989.
          There was no effect for federal income tax purposes due to the utilization of the Company's net operating loss carry-forwards.

   (c) In October 1991, the Company (on behalf of a subsidiary) commenced negotiations with the Resolution Trust Corporation (RTC) to modify the existing $3,800,000 non-recourse note payable collateralized by $4,727,000 (at cost) of land, building and improvements. At that time the RTC, as receiver for the original lender, held a 20 percent controlling interest in the loan. The current fair value of the property was considerably less than the loan amount due to a temporary decline in value; the loan matured in October 1993; and the property was operating at significant cash flow deficits. Due to the lack of a timely response from the RTC, the Company determined it should discontinue making the loan payments effective November 1, 1991, until a settlement was reached. Subsequent thereto, the RTC transferred its interest to the holder of the other 80 percent interest in the note. The holder of the note foreclosed on the property and sold the property at a scheduled public sale of the property on September 22, 1992. A separate subsidiary of the Company used $1,027,126 of the proceeds of a loan from a third party to fund the subsidiary's successful bid at the public sale of the property. Because the property was foreclosed upon and sold through a public sale (extinguishing all obligations of the subsidiary to the lender) where the Company could have been out-bid by a third party, the transaction was treated as though the property was lost through foreclosure and then purchased for $1,027,126. The Company's obligations under the $3,800,000 note payable are fully extinguished.

          In the year ended June 30, 1993, the Company recorded an extraordinary gain from a troubled debt restructuring of $2,395,688 ($.09 per share), which represented the difference between the $4,095,688 owed on the foreclosed note less the estimated $1,700,000 fair value of the property. The Company also recorded an operating loss of $1,869,346, which represents the difference between the carrying value of the property (including other unamortized costs) and the $1,700,000 estimated fair value of the property. There was no effect for federal income tax purposes due to utilization of the Company's net operating loss carry-forwards.

   (d) The Company has a $300,000 revolving line of credit which matures September 2, 1996. Amounts drawn on the line of credit bear interest on amounts drawn at the bank's base rate plus three percentage points (12% at June 30, 1995). Payments of interest and $5,000 principal are due monthly. The Company's borrowings from this line of credit averaged $40,000 during the year ended June 30, 1995 ($140,000 in 1994).

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


8.   Commitments and contingencies:

     (a) The Company leases three of its bowling centers (Grove, Redbird, and Village) under operating leases. Redbird Lanes' lease is with an entity (Redbird Properties, Ltd.) in which the Company owns a partial interest and is cancelable at the option of the Company on six months notice.

            In April 1993 the Company entered into a capital lease agreement to finance the installation of automatic scorekeeping equipment at Redbird. The cost ($173,278) and accumulated amortization ($48,735 at June 30, 1995 and $27,075 at June 30, 1994) are included in property and equipment.

            The lease agreements call for approximate annual minimum rentals in addition to taxes, insurance, and maintenance as follows:


                                                                                        Operating Leases
                                                                              --------------------------------------
                     Year Ending                          Capital                           Related
                       June 30,                            Lease            Other            Party               Total
                     -----------                          -------           -----           -------              -----
                         1996                              35,880           442,500          110,760             553,260
                         1997                              35,880           442,500          110,760             553,260
                         1998                              35,880           442,500              -               442,500
                         1999                              35,880           442,500              -               442,500
                         2000                              20,930           442,500              -               442,500
                      After 1999                              -           1,348,100              -             1,348,100
                                                         --------        ----------         --------          ----------
                         Total                            164,450        $3,560,600         $221,520          $3,782,120
                                                                         ----------         --------          ----------
                                                                         ----------         --------          ----------
                         Less interest                   ( 51,011)
                                                         --------
                         Capital lease obligation        $113,439
                                                         --------
                                                         --------


            The renewal option periods for the operating leases are: Village- 25 years at same lease rate, Redbird- 5 years at same lease rate, and Grove- three 5 year options at rates increased by 10 -15 percent over last rate. The lease for Grove provides for additional rent based on a percentage of gross revenues, however, Grove has not yet exceeded the minimum amount of gross revenue.

            Total rental expense was $523,000 in 1995, $493,000 in 1994, and $193,000 in 1993.

            The Company has continued as guarantor of a lease for one of the bowling centers sold in April 1989. The guaranteed portion of the annual minimum rentals on the lease is: $50,600 in 1996 and $25,300 in 1997 ($75,900 in total).

     (b) The Company has an employment agreement with Harold S. Elkan expiring July 1, 1998, which provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 1995, his annual salary was $250,000.

     (c) The Company had a judgment against it of $211,000 for breach of lease. The litigation was originally initiated by the Company to contest the lessor's cancellation of a lease for failure to meet development criteria on the leased parcel. The Company failed in its litigation after a lengthy appeals process and the lessor was awarded an amount equal to one year's rent. The Company accrued the provision for the judgment in the year ended June 30, 1985 and subsequently accrued annual estimates of interest totaling $309,190 through June 30, 1993 ($47,290 accrued in 1993). The statute of limitations to enforce the judgment expired in April 1994 and the liability was extinguished. Therefore the Company recorded $548,190 of income in the amount of the previously recorded judgment and accrued interest plus another related item for $28,000 in the year ended June 30, 1994.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993



8. Commitments and contingencies (continued):

     (d) The Company is involved in other various routine litigation and disputes incident to its business. In the management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

9. Income taxes:

   During the years ended June 30, 1995, 1994 and 1993, the Company has not recorded any income tax expense or benefit due to its utilization of prior loss carry-forwards.

   At June 30, 1995, the Company had net operating loss carry-forwards of $7,673,000 for income tax purposes. The carry-forwards expire from years 2000 to 2008. Deferred tax assets are primarily related to these net operating loss carry-forwards and certain other temporary differences. Due to the uncertainty of future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 1995.

   The following is a reconciliation of the normal and expected federal income tax rate to the loss before extraordinary gain reported in the financial statements:


                                      --------         ----------           ---------
                                       1995             1994                 1993
                                    ----------         ----------           ----------
        Expected federal
          income tax                $(283,000)          $(729,000)          $(846,000)

        Increased in valuation
            allowance                  94,000               -                    -

        Losses for which no tax
          benefits were
          recognized                  189,000           729,000                846,000
                                    ----------         ----------            ----------
        Provision for income
        tax expense                 $    -             $    -               $    -
                                    ----------         ----------            ----------
                                    ----------         ----------            ----------



   The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 1995 and 1994:


                                                                1995                     1994
                                                                ----                     ----
          Deferred tax assets:
            Net operating loss carryforwards               $ 2,609,000              $ 2,623,000
            Accumulated depreciation and amortization          360,000                   92,000
            Deferred gain                                      295,000                  303,000
            Capitalized interest and taxes                     200,000                   18,000
            Valuation for impairment loss                       83,000                  714,000
            Other                                              360,000                   63,000
                                                           -----------              -----------
            Total gross deferred tax assets                  3,907,000                3,813,000
            Less valuation allowance                        (3,907,000)              (3,813,000)
          Net deferred tax assets                          $      -                 $      -
                                                           -----------              -----------
                                                           -----------              -----------


                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


10. Leasing activities:

    The Company, as lessor, leases office space in an office building (two office buildings in 1994 and 1993, see below) under operating leases which are primarily over periods ranging from one to five years with options to renew. The Company is also a sublessor of land to condominium owners under operating leases with an approximate term of 65 years which commenced in 1981 and 1982 (see Note 5).

    The approximate future minimum rentals for existing noncancellable leases on the remaining office building are as follows: $248,000 in 1996, $141,000 in 1997, $29,000 in 1998, none thereafter, and $418,000 in the aggregate.

    The following is a schedule of the Company's investment in rental property as of June 30, 1995 and 1994:


                                                          1995                1994
                                                      -----------         -----------
                    Land                              $   258,000         $   954,000
                    Building                              773,393           1,891,823
                    Tenant improvements                    45,043              77,284
                                                      -----------         -----------
                                                        1,076,436           2,923,107
                    Accumulated depreciation             (135,880)           (781,298)
                                                      -----------         -----------
                                                      $   940,556         $ 2,141,809
                                                      -----------         -----------
                                                      -----------         -----------


    As described in Note 7b, on October 5, 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable with a balance of $2,461,942. The cost (after reduction for the $1,578,000 provision for impairment loss described in Note 7b) and accumulated depreciation for this building was $1,854,693 and $697,406, respectively, at June 30, 1994. The following is a summary of the results of operations of this office building for the years ended June 30:


                                                  1995             1994            1993
                                              -----------      -----------     ------------
               Rents                          $    50,000      $   201,000     $   185,000
               Rental costs                        19,000           92,000         116,000
               Depreciation                        27,000          108,000         102,000
               Interest                            12,000          155,000         178,000
               Provision for impairment loss          -          1,578,000             -
               Net Loss                            (8,000)      (1,732,000)       (211,000)


11. Business segment information:

    The Company operates principally in five business segments: bowling centers, commercial construction (primarily tenant improvements), commercial real estate rental, real estate development, and commercial brokerage. As described in Note 6c, the real estate development segment commenced in September 1994 when the Company acquired a controlling interest in Old Vail Partners . Other revenues, which are not part of an identified segment, consist of property management fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and a video game operation acquired in February 1994.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993



11. Business segment information (continued):

    The following is summarized information about the Company's operations by business segment.



                                                               1995              1994               1993
                                                             --------          --------           --------
     BOWLING:
      Net sales                                             $7,700,410      $  7,883,605       $  5,001,839
      Operating income (loss)                                  (21,771)         (228,928)           115,627
      Depreciation                                             775,801           915,079            487,442
      Identifiable assets                                    6,849,000         6,501,000          4,064,000
      Capital expenditures                                     104,000         2,941,000            221,000

     COMMERCIAL CONSTRUCTION:
       Net sales                                            $1,785,623      $  1,752,056       $  1,560,566
       Operating income                                         25,107            19,349             19,901
       Depreciation                                              5,582             5,748              6,997
       Identifiable assets                                     341,000           508,000            423,000
       Capital expenditures                                     30,000               -               29,000

     REAL ESTATE RENTAL:
       Net sales                                            $  577,136      $    686,046       $    662,122
       Operating income- before valuation
        adjustment and loss on disposal                        214,493           169,684             83,513
       Operating income (loss)                                 214,493        (1,408,316)        (1,785,833)
       Depreciation                                             93,496           169,933            167,947
       Identifiable assets                                   1,285,000         2,459,000          4,200,000
       Capital expenditures                                     10,000            27,000          1,067,000


             Net sales includes $53,184 in 1995 and 1994 and $39,000 in 1993 of intercompany rental income which was eliminated in consolidation.

     REAL ESTATE DEVELOPMENT:
       Net sales                                            $      -        $        -         $        -
       Operating income (loss)                                (141,391)              -                  -
       Identifiable assets                                   6,026,000         1,601,000          1,718,000
       Capital expenditures                                        -               -                  -


     COMMERCIAL BROKERAGE:
       Net sales                                            $   64,490      $     61,732       $     69,937
       Operating income (loss)                                  24,921            22,739             10,574
       Identifiable assets                                         -                 -                  -
       Capital expenditures                                        -                 -                  -

     UNALLOCATED CORPORATE OVERHEAD AND OTHER ACTIVITIES:
       Net sales                                            $  267,226      $    223,721       $    177,242
       Operating loss                                         (369,657)         (536,116)          (401,660)
       Depreciation                                            110,351            62,901             29,108
       Identifiable assets                                     808,000         2,604,000          1,074,000
       Capital expenditures                                     17,000           295,000            115,000



                          INDEPENDENT AUDITORS' REPORT



The Partners
UCV, L.P., a California limited partnership:

We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 1995 and 1994, and the related statements of income, partners' equity (deficiency) and cash flows for each of the years in the three-year period ended March 31, 1995. These financial statements are the responsibility of the UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1995, in conformity with generally accepted accounting principles.




                                             KPMG Peat Marwick LLP

San Diego, California
August 11, 1995

                                    UCV, L.P.
                       (a California Limited Partnership)

                    BALANCE SHEETS - MARCH 31, 1995 and 1994




                                                               ASSETS

                                                               1995                     1994
                                                          ------------             ------------
Property and equipment (Note 3):
  Land                                                   $   1,289,565            $   1,289,565
  Buildings                                                  5,189,188                5,189,188
  Equipment                                                    431,859                  370,853
                                                         -------------            -------------
                                                             6,910,612                6,849,606
  Less accumulated depreciation                             (5,074,126)              (4,891,609)
                                                         -------------            -------------
                                                             1,836,486                1,957,997

Cash                                                           243,085                  167,163
Restricted cash (Note 3)                                       136,262                   60,503
Accounts receivable                                             27,330                   28,764
Prepaid insurance                                               75,665                   79,475
Capitalized redevelopment planning costs                       132,575                    -
Deferred loan costs, less accumulated amortization of
   $83,052 in 1995 and $449,749 in 1994                        415,264                  115,000
                                                         -------------            -------------

                                                         $   2,866,667            $   2,408,902
                                                         -------------            -------------
                                                         -------------            -------------






                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

Long-term debt (Note 3)                                  $  19,833,500            $  16,842,131
Accounts payable                                               151,907                  163,448
Accrued interest                                                 -                      108,897
Other accrued expenses                                          39,458                   36,752
Tenants' security deposits                                     153,826                  139,642
                                                         -------------            -------------

                                                            20,178,691               17,290,870

Partners' equity (deficiency)                              (17,312,024)             (14,881,968)
                                                         -------------            -------------

                                                         $   2,866,667            $   2,408,902
                                                         -------------            -------------
                                                         -------------            -------------



                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)


             STATEMENTS OF INCOME AND PARTNERS' EQUITY (DEFICIENCY)

                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993




                                                        1995                 1994                 1993
                                                     -------------       -------------       -------------
Revenues:
  Apartment rentals                                  $  3,896,724        $  3,709,595        $  3,689,233
  Other rental related                                     92,893             130,544             168,570

                                                     -------------       -------------       -------------

                                                        3,989,617           3,840,139           3,857,803
                                                     -------------       -------------       -------------

Costs and expenses:
  Operating                                             1,156,527           1,156,108           1,277,067
  General and administrative                              166,433             171,715             152,474
  Management fees, related party (Note 2)                 106,622             105,373             104,241
  Depreciation                                            182,517             187,171             189,784
  Interest and amortization of loan costs               1,929,074           1,300,223           1,299,323
                                                     -------------       -------------       -------------

                                                        3,541,173           2,920,590           3,022,889
                                                     -------------       -------------       -------------

Net income                                                448,444             919,549             834,914




Partners' equity (deficiency), beginning of year      (14,881,968)        (14,669,275)        (14,061,941)

Cash distributed to partners                           (2,878,500)         (1,132,242)         (1,442,248)
                                                     -------------       -------------       -------------

Partners' equity (deficiency), end of year           $(17,312,024)       $(14,881,968)       $(14,669,275)
                                                     -------------       -------------       -------------
                                                     -------------       -------------       -------------



                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993



                                                                   1995                1994                1993
                                                               ------------        ------------        ------------
Cash flows from operating activities:
  Net income                                                   $    448,444        $    919,549        $    834,914
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   182,517             187,171             189,784
     Amortization of deferred loan costs                             83,052              39,893              89,400
                                                               ------------        ------------        ------------

                                                                    714,013           1,146,613           1,114,098

  Changes in assets and liabilities:
     (Increase) decrease in restricted cash                        ( 75,759)            ( 1,217)              2,658
     (Increase) decrease in accounts receivable                       1,434             ( 7,523)           ( 11,807)
     (Increase) decrease in prepaid insurance                         3,810             ( 9,475)              1,863
     Increase (decrease) in accounts payable and
       accrued expenses                                           ( 117,732)             57,675            ( 53,282)
     Other                                                           14,184               9,468             ( 3,286)
                                                               ------------        ------------        ------------

  Net cash provided by operating activities                         539,950           1,195,541           1,054,244
                                                               ------------        ------------        ------------

Net cash from investing activities:
  Additions to redevelopment planning costs                       ( 132,575)                -                   -
  Additions to property and equipment                              ( 61,006)           ( 10,097)           ( 12,021)
                                                               ------------        ------------        ------------
  Net cash used by investing activities                           ( 193,581)           ( 10,097)           ( 12,021)
                                                               ------------        ------------        ------------

Cash flows from financing activities:
     Principal payments on long-term debt                          ( 39,013)          ( 132,654)                -
     Proceeds from refinance of long-term debt                    2,647,066                 -                   -
     Costs related to refinancing                                       -             ( 115,000)                -
     Cash distributed to partners                               ( 2,878,500)        ( 1,132,242)        ( 1,442,248)
                                                               ------------        ------------        ------------

     Net cash used by financing activities                        ( 270,447)        ( 1,379,896)        ( 1,442,248)
                                                               ------------        ------------        ------------

Net increase (decrease) in cash                                      75,922           ( 194,452)          ( 404,025)

Cash, beginning of year                                             167,163             361,615             765,640
                                                               ------------        ------------        ------------

Cash, end of year                                              $    243,085        $    167,163        $    361,615
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------
Supplemental cash flow information:

  Interest paid                                                $  1,846,022        $  1,260,330        $  1,216,995
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------


  Supplemental schedule of non-cash investing and financing activities:

    In June 1994 the Partnership extinguished its existing long-term debt of $16,803,118 with the proceeds of a $19,833,500 note payable. In addition to deferred loan costs of $115,000 incurred in the year ended March 31, 1994, the Partnership incurred an additional $383,316 of deferred loan costs in the year ended March 31, 1995 that were paid from loan proceeds.

    Fully amortized loan costs of $449,749 were written-off in the year ended March 31, 1995

                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1995, 1994 AND 1993

1.  Organization and Summary of Significant Accounting Policies:

    (a) Organization- Effective June 1, 1994 the form of organization was changed from a joint venture to a limited partnership and the name of the entity was changed from University City Village to UCV, L.P., a California limited partnership (the Partnership). The Partnership conducts business as University City Village.

    (b) Leasing arrangements- The Partnership leases apartments under operating leases that are substantially all on a month-to-month basis.

    (c) Property and equipment and depreciation- Property and equipment are stated at cost. Depreciation is being provided on the straight-line method based on the estimated useful lives of the property and equipment (24 years for real property and 3-10 years for equipment). The depreciable basis of the property and equipment for tax purposes is essentially the same as the financial statement basis.


    (d) Income taxes- For income tax purposes, any profit or loss from operations is includable in the income tax returns of the partners and, therefore, a provision for income taxes is not required in the accompanying financial statements.

    (e) Capitalized redevelopment planning cost- The Partnership has capitalized engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project.

    (f) Deferred financing fees- Loan costs incurred in obtaining financing are being amortized on a straight-line basis over the term of the related loan.

2.  Related party transactions:

    An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues. The fees were $106,622 in 1995, $105,373 in 1994, and $104,241 in
    1993. A general contractor which is an affiliate of a partner was paid $41,722 in 1995, $17,873 in 1994, and $111,000 in 1993 for roof repairs and other maintenance. The insurance agent for the Partnership is an affiliate of a partner. The Partnership paid the following insurance premiums on policies brokered by this insurance agent: $117,364 in 1995, $128,133 in 1994, and $127,173 in 1993.

3.  Long-term debt:

    On June 13, 1994, the Partnership obtained a $19,833,500 "all-inclusive-secured-promissory-note" whereby the new lender advanced $3,030,382 to the Partnership representing the difference between $19,833,500, the principal balance of the note, and the existing note payable (First Deed of Trust). The Partnership makes monthly payments of interest only at 10 percent per annum on $19,833,500 to the new lender. The new lender is obligated to use the proceeds of the Partnership's monthly payment to fund the monthly payment ($128,215 including principal and interest at 7-3/4 percent) on the First Deed of Trust, which has not been extinguished (balance of $16,621,212 at March 31, 1995) and matures on September 1, 1998. The all-inclusive-secured-promissory-note is due September 1, 1998 and is collateralized by a second deed of trust on the land, buildings and leases. In addition to $9,000 monthly payment for a property tax reserve, the Partnership is also required to make monthly payments of $8,334 for a "capital replacement" reserve. The Partnership can make quarterly requests for reimbursement from this reserve for qualifying expenditures, regardless of whether they are capitalized or expensed. The balance of these two cash reserve accounts is classified as restricted cash.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEET - JUNE 30, 1995 AND 1994


                                     ASSETS

                                                                           1995                  1994
                                                                       ------------          ------------
Cash                                                                   $        694          $     43,017

Receivables
  Subsidiaries                                                            6,942,242             6,800,805
  Other                                                                      14,303                23,071
  Affiliate                                                                 595,224               512,257
Other investments in unconsolidated subsidiaries, at cost net
  of provisions for impairment losses                                        62,139                65,000
Property and equipment, net                                                 132,480               225,938
Deferred loan costs                                                           7,256                 -
Other assets                                                                 57,838                53,511
                                                                       ------------          ------------

                                                                       $  7,812,176          $  7,723,599
                                                                       ------------          ------------
                                                                       ------------          ------------


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Liabilities:
  Accounts payable                                                           81,039                92,780
  Note payable, line of credit                                               88,742                   -
  Notes payable                                                           1,112,172             1,281,550
  Advances payable to subsidiaries                                        7,933,511             7,249,226
                                                                       ------------          ------------

                                                                          9,215,464             8,623,556
                                                                       ------------          ------------
Losses in excess of basis in consolidated subsidiaries, equity
  method                                                                  6,212,714             7,010,838
                                                                       ------------          ------------
Commitments and contingencies (Notes 1 and 2)

Shareholders' equity (deficiency):
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 27,250,000 shares issued and outstanding                    272,500               272,500
  Additional paid-in capital                                              1,730,049             1,730,049
  Accumulated deficit                                                   ( 8,017,273)          ( 8,469,678)
                                                                       ------------          ------------
                                                                        ( 6,014,724)          ( 6,467,129)

    Less note receivable from shareholder                               ( 1,601,278)          ( 1,443,666)
                                                                       ------------          ------------

  Total shareholders' equity (deficiency)                               ( 7,616,002)          ( 7,910,795)
                                                                       ------------          ------------

                                                                        $ 7,812,176           $ 7,723,599
                                                                       ------------          ------------
                                                                       ------------          ------------



            See accompanying notes to condensed financial statements.


                 See accompanying independent auditors' report.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993







                                                  1995               1994                 1993
                                             ------------        ------------        -------------
Revenues:
  Management fees:
    Unconsolidated subsidiaries              $  158,511          $  168,130          $  167,813
    Consolidated subsidiaries                   501,634             520,679             548,884
  Other                                          99,912              55,591               8,219
                                             ----------          ----------          ----------
                                                760,057             744,400             724,916
                                             ----------          ----------          ----------

Expenses:
  Payroll and related expenses                  645,772             690,775             511,636
  Other                                         307,916             314,239             349,079
  Rent (paid to consolidated subsidiary)         53,184              53,184              39,414
  Depreciation                                  110,351              62,901              29,108
                                              ---------          ----------           ---------

                                              1,117,223           1,121,099             929,237
                                              ---------           ---------           ---------

Loss from operations                           (357,166)           (376,699)           (204,321)
                                              ---------           ---------           ---------


Other income (charges):
  Investment income:

    Affiliate and shareholder                   201,413             149,763             146,850
    Other                                         4,214                 196               3,966
  Interest expense                             (136,320)           (121,364)           (108,215)
  Provision for impairment loss                   -                (133,000)                -
  Equity in income (loss) of subsidiaries       740,264          (1,602,182)             69,117
                                               --------          ----------            --------
                                                809,571          (1,706,587)            111,718
                                               --------          ----------            --------


Net income (loss)                           $   452,405         $(2,083,286)         $  (92,603)
                                             ----------          ----------          ----------
                                             ----------          ----------          ----------













            See accompanying notes to condensed financial statements.

                 See accompanying independent auditors' report.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                                         1995               1994                 1993
                                                                     -----------        ------------         ------------
Cash flows from operating activities:
  Net income (loss)                                                  $   452,405         $(2,083,286)         $  (92,603)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation                                                         110,351              62,901              29,108
    Amortization of deferred loan costs                                    3,842              10,184               8,383
    Undistributed (income) loss of subsidiaries                         (740,264)          1,602,182             (69,117)
    Accrued interest on note receivable from
       shareholder                                                      (157,612)           (110,128)           (110,083)
    Provision for impairment loss                                            -               133,000                 -
  Changes in assets and liabilities:
    Decrease in other receivables                                          8,768              33,028              13,183
    (Increase) decrease in other assets                                   (4,327)                349                 325
    Increase (decrease) in accounts payable                              (11,741)             17,253              18,244
    Other                                                                  2,861              12,896               3,337
                                                                     -----------         -----------         -----------
  Net cash used by operating activities                                 (335,717)           (321,621)           (199,223)
                                                                     -----------         -----------         -----------

Cash flows from investing activities:
  Additions to property and equipment                                    (16,893)            (61,270)            (45,535)
  Increase in affiliate receivable                                       (82,967)            (21,278)           (127,711)
  Proceeds from sale of investment                                           -                93,000                 -
  Increase in deferred acquisition costs                                     -                   -              (202,516)
  Increase in investment in consolidated subsidiaries                     (7,860)                -                  -
                                                                     -----------         -----------          ----------
  Net cash provided (used) by investing activities                      (107,720)             10,452            (375,762)
                                                                     -----------         -----------         -----------

Cash flows from financing activities:
  Reduction of notes payable                                            (169,378)            (59,215)           (109,535)
  Proceeds from line of credit                                           303,102                 -                   -
  Payments on line of credit                                            (214,360)                -                   -
  Increase in deferred loan costs                                        (11,098)                -               (18,567)
  Net advances (to) from consolidated subsidiaries                       492,848             404,781             258,817
                                                                     -----------         -----------         -----------
Net cash provided by financing activities                                401,114             345,566             130,715
                                                                     -----------         -----------         -----------

Net increase (decrease) in cash                                          (42,323)             34,397            (444,270)

Cash, beginning of year                                                   43,017               8,620             452,890
                                                                     -----------         -----------         -----------

Cash, end of year                                                    $       694        $     43,017         $     8,620
                                                                     -----------         -----------         -----------
                                                                     -----------         -----------         -----------

Supplemental cash flow information:
  Interest paid                                                      $   132,478        $    110,099         $    99,832
                                                                     -----------         -----------         -----------
                                                                     -----------         -----------         -----------


  Supplemental schedule of non-cash activities:
    Long-term debt of $69,530 was incurred in 1993 to finance capital expenditures.

  In January 1994, the Registrant foreclosed on $233,270 of video games, equipment and other collateral related to the Registrant's guarantee of a loan to a games room operator. The Company also assumed the $233,270 note payable to the bank.

            See accompanying notes to condensed financial statements.

                 See accompanying independent auditors' report.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1995, 1994, AND 1993


1.    Commitments:

      The Registrant is a guarantor of the following obligations of its subsidiaries as of June 30, 1995:


     Notes payable:
          7-1/2% note payable related to land and building of Marietta Lanes bowling center              $    652,992
          9-1/2% note payable related to Marietta Lanes bowling  center                                       146,015
          8-3/4% note payable related to American Bowling Center                                              308,489
          9-7/10% note payable related to American Bowling Center                                             423,407
          14-4/10% note payable related to American Bowling Center                                             19,876
          9% note payable related to American Bowling Center                                                  404,674
          8% note payable related to Valley Bowling center real estate and equipment                        2,058,019
          10% note payable related to Valley and Grove bowling centers                                        160,900
          9% note payable related to Valley and Grove bowling centers                                          26,920
          9% note payable related to Valley and Grove bowling centers                                          45,264
          8-10% notes payable related to Valley bowling center                                                383,271
          9% note payable, unsecured                                                                           90,043
          8-1/2% note payable, unsecured                                                                      102,337
          Capitalized lease obligation                                                                        113,439
                                                                                                          -----------
                                                                                                          $ 4,935,646
                                                                                                          -----------
                                                                                                          -----------


2.   Lease agreements:

     The Registrant has continued as guarantor of a lease for one of the bowling centers sold in April 1989. The guaranteed portion of the annual minimum rentals on the lease is: $50,600 in 1996 and $25,300 in 1997 ($75,900 in total).

     The Registrant is also a guarantor of a long-term lease for the Grove Bowling Center. The annual minimum rentals are: $360,000 in each of the years 1996 through 2003 ($2,880,000 in the aggregate).

                                   SIGNATURES
                                   ----------

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     (Registrant)                       SPORTS ARENAS, INC.


      By (Signature and Title)          /s/ Harold S. Elkan
                                        -------------------------------------
                                        Harold S. Elkan, President & Director


      DATE:                             October 10, 1995
                                        ----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     SIGNATURE                       TITLE                              DATE
-------------------------     -------------------------           -------------------

/s/ Steven R. Whitman         Chief Financial Officer, Director,     October 10,1995
Steven R. Whitman              and Principal Accounting Officer


/s/ Robert A. MacNamara       Director                               October 10, 1995
Robert A. MacNamara



/s/ Patrick D. Reiley         Director                               October 10, 1995
Patrick D. Reiley