Form 10-Q
period 1995-09-30
SPORTS ARENAS INC
filed 1995-11-17
CIK 93003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


          (Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ______________


                          Commission File Number 0-2380

                               SPORTS ARENAS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                           13-1944249
       -----------------------            -------------------------
       (State of Incorporation)           (I.R.S. Employer I.D. No.)


        5230 Carroll Canyon Road, Suite 310, San Diego, California  92121
        -----------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code     (619) 587-1060



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No
   --        ---

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of September 30, 1995 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

       Balance Sheets as of September 30, 1995 and June 30, 1995             1-2

       Statements of Operations for the Three Months Ended
             September 30, 1995 and 1994                                      3

       Statements of Cash Flows for the Three Months Ended
             September 30, 1995 and 1994                                      4

       Notes to Financial Statements                                         5-8


Item 2.- Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9-11



Part II - Other Information                                                  12


Signature                                                                    13

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                September 30,        June 30,
                                                                    1995               1995
                                                                ------------       ------------
                                                                 (Unaudited)
Current assets:
  Cash and equivalents                                          $    139,596       $    120,027
  Current portion of notes receivable                                 25,000             25,000
  Current portion of notes receivable-affiliate                      100,000            100,000
  Construction contract receivables                                  363,887            273,912
  Other receivables                                                   21,650             41,346
  Costs in excess of billings on uncompleted contracts                27,426             14,471
  Prepaid expenses                                                   156,424            148,225
                                                                 -----------        -----------
     Total current assets                                            833,983            722,981
                                                                 -----------        -----------
Receivables due after one year:
  Note receivable                                                    737,494            743,144
     Less deferred gain                                             (731,797)          (737,447)
  Affiliate                                                          603,142            595,224
  Other                                                              100,790            115,100
                                                                 -----------        -----------
                                                                     709,629            716,021
     Less current portion                                           (125,000)          (125,000)
                                                                 -----------        -----------
                                                                     584,629            591,021
                                                                 -----------        -----------

Property and equipment, at cost:
  Land                                                             1,879,000          1,529,000
  Buildings                                                        5,665,528          4,477,544
  Equipment and leasehold and tenant improvements                  5,705,070          5,702,034
                                                                 -----------        -----------
                                                                  13,249,598         11,708,578
  Less accumulated depreciation and amortization                  (5,596,310)        (5,088,774)
                                                                 -----------        -----------

     Net property and equipment                                    7,653,288          6,619,804
                                                                 -----------        -----------

Other assets:
  Undeveloped land, at cost                                        4,804,496          4,804,496
  Capitalized carrying costs on leased land                           86,991             87,465
  Goodwill, net                                                      739,947            807,216
  Deferred loan costs, net                                           118,796            127,002
  Investments                                                      1,281,172          1,416,147
  Other                                                              132,604            132,309
                                                                 -----------        -----------
                                                                   7,164,006          7,374,635
                                                                 -----------        -----------

                                                                 $16,235,906        $15,308,441
                                                                 -----------        -----------
                                                                 -----------        -----------


     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS  (CONTINUED)

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                September 30,        June 30,
                                                                    1995               1995
                                                                ------------       ------------
                                                                 (Unaudited)
Current liabilities:
  Assessment district obligation - in default                   $  1,980,614       $  1,928,403
  Long-term debt due within one year                               1,501,000            705,000
  Note payable, line of credit                                       283,742             88,742
  Accounts payable                                                   896,996            663,814
  Accrued payroll and related expenses                                92,599            130,890
  Accrued property taxes                                             306,149            249,146
  Accrued interest                                                    54,451             93,350
  Accrued frequent bowler program expense                            219,134            200,292
  League bowler prize funds                                          137,139                -
  Other accrued liabilities                                          132,600            264,488
                                                                 -----------        -----------

     Total current liabilities                                     5,604,424          4,324,125
                                                                 -----------        -----------

Long-term debt, excluding current portion                          6,652,958          6,803,635
                                                                 -----------        -----------

Long-term debt, related party                                        346,000                -
                                                                 -----------        -----------

Distributions received in excess of basis
  in investment                                                    9,636,970          9,559,390
                                                                 -----------        -----------

Tenant security deposits                                              25,927             24,616
                                                                 -----------        -----------

Minority interests in consolidated subsidiaries                    2,119,402          2,212,677
                                                                 -----------        -----------

Commitments and contingencies

Shareholders' equity (deficiency):
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 27,250,000 shares issued and outstanding             272,500            272,500
  Additional paid-in capital                                       1,730,049          1,730,049
  Accumulated deficit                                             (8,507,117)        (8,017,273)
                                                                 -----------        -----------
                                                                  (6,504,568)        (6,467,129)
  Less note receivable from shareholder                           (1,645,207)        (1,601,278)
                                                                 -----------        -----------
     Total shareholders' equity (deficiency)                      (8,149,775)        (7,616,002)
                                                                 -----------        -----------

                                                                $ 16,235,906       $ 15,308,441
                                                                 -----------        -----------
                                                                 -----------        -----------


     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                    1995               1994
                                                                ------------       ------------
Revenues:
  Bowling                                                        $ 1,743,800       $  1,806,472
  Rental                                                             124,019            151,937
  Construction                                                       528,704            423,549
  Other                                                               30,233             48,070
  Other-related party                                                 27,040             26,739
                                                                 -----------        -----------
                                                                   2,453,796          2,456,767
                                                                 -----------        -----------
Costs and expenses:
  Bowling                                                          1,218,599          1,280,141
  Rental                                                              54,927             85,584
  Construction                                                       461,391            344,899
  Development                                                         46,376                -
  Selling, general and administrative                                745,386            780,564
  Depreciation and amortization                                      261,353            305,319
                                                                 -----------        -----------
                                                                   2,788,032          2,796,507
                                                                 -----------        -----------
Loss from operations                                                (334,236)          (339,740)
                                                                 -----------        -----------

Other income (charges):
  Investment income:
     Related party                                                    55,894             42,064
     Other                                                            17,568              6,028
  Interest expense and amortization of finance costs                (220,800)          (248,995)
  Interest expense related to development activities                 (54,695)               -
  Recognize deferred gain                                              5,650                -
  Equity in income of investees                                       40,775             76,640
                                                                 -----------        -----------
                                                                    (155,608)          (124,263)
                                                                 -----------        -----------

Net loss                                                         $  (489,844)       $  (464,003)
                                                                 -----------        -----------
                                                                 -----------        -----------


Per common share (based on weighted average
  shares outstanding):
     Net loss                                                         $ (.02)            $ (.02)
                                                                      ------             ------
                                                                      ------             ------


     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                                    1995               1994
                                                                ------------       ------------
Cash flows from operating activities:
  Net loss                                                      $   (489,844)      $   (464,003)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
     Amortization of deferred financing costs                          9,842             19,977
     Depreciation and amortization                                   261,353            305,320
     Undistributed income of investees                               (40,775)           (76,640)
     Interest accrued on assessment district obligation               52,211                -
     Interest income accrued on note receivable
        from shareholder                                             (43,929)           (31,290)
     Recognize deferred gain                                          (5,650)               -
                                                                 -----------        -----------
                                                                    (256,792)          (246,636)
  Changes in assets and liabilities:
     Increase in other receivables, prepaid expenses,
        and costs in excess of billings                              (91,433)           (52,431)
     Increase in accounts payable and accrued
        expenses                                                     233,786              9,740
     Other                                                            (1,537)            (9,395)
                                                                 -----------        -----------
        Net cash used by operating activities                       (115,976)          (298,722)
                                                                 -----------        -----------

Cash flows from investing activities:
  (Increase) decrease in notes receivable                             12,042             (1,192)
  Capital expenditures                                                (3,036)           (45,582)
  Distributions from investees                                       105,000             97,500
  Purchase of additional interest in Redbird Properties               (5,246)               -
                                                                 -----------        -----------
        Net cash provided by investing activities                    108,760             50,726
                                                                 -----------        -----------
Cash flows from financing activities:
  Scheduled principal payments                                      (168,215)         (309,362)
  Proceeds from line of credit                                       210,000                -
  Payments on line of credit                                         (15,000)               -
  Other                                                                  -              (21,758)
                                                                 -----------        -----------
        Net cash provided (used) by financing activities              26,785           (331,120)
                                                                 -----------        -----------

Net increase (decrease) in cash and equivalents                       19,569           (579,116)

Cash and equivalents, beginning of year                              120,027            904,744
                                                                 -----------        -----------

Cash and equivalents, end of year                               $    139,596       $    325,628
                                                                 -----------        -----------
                                                                 -----------        -----------

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended September 30, 1995 and 1994, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:

                                                           September 30,      June 30,
                                                               1995             1995
                                                           ------------     ------------
       Accounted for on the equity method:
         Investment in UCV, L.P.                           $ (9,636,970)    $ (9,559,390)
         Vail Ranch Limited Partnership                       1,219,033        1,219,033
         Redbird Properties, Ltd.                                   -            134,975
                                                           ------------     ------------
                                                             (8,417,937)      (8,205,382)
         Less Investment in UCV, L.P. classified as
           liability- Distributions received in excess
           of basis in investment                             9,636,970        9,559,390
                                                           ------------     ------------
                                                              1,219,033        1,354,008
                                                           ------------     ------------
       Accounted for on the cost basis:
         All Seasons Inns, La Paz                                62,139           62,139
                                                           ------------     ------------

                                                           $ 1,281,172      $  1,416,147
                                                           ------------     ------------
                                                           ------------     ------------

       The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:

                                                     1995            1994
                                                  ---------       ---------
         UCV, L.P.                                $  40,775       $ 117,468
         Old Vail Partners                              -           (40,000)
         Redbird Properties, Ltd.                       -              (828)
                                                  ---------       ---------
                                                  $  40,775       $  76,640
                                                  ---------       ---------
                                                  ---------       ---------

   During the three months ended September 30, 1995, the Company received $105,000 of cash distributions from UCV, L.P. ($57,500 from UCV, L.P. and $40,000 from Old Vail Partners in 1994).

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

3. Investments (continued):

   (b) Investment in UCV, L.P.

       The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the three-month periods ended June 30, 1995 and 1994 are as follows:

                                                               1995           1994
                                                             ---------      ---------
           Revenues                                        $ 1,007,000      $ 979,000
           Operating and general and administrative
                 costs                                         356,000        340,000
           Depreciation                                         48,000         45,000
           Interest expense                                    522,000        359,000
           Net income                                           81,000        235,000

     (c) Investment in Redbird Properties, Ltd.

          At June 30, 1995, the Company owned a 40 percent limited partnership interest in Redbird Properties, Ltd. which owns the land and building in which one of the Company's bowling centers (Red Bird Lanes) is located. The other 60 percent interest was owned by Harold S. Elkan as a 30 percent limited partner, and by his brother, directly and indirectly, as a one percent general partner and 29 percent limited partner. Effective July 1, 1995, the Company purchased an additional 29 percent partnership interest in Redbird Properties, Ltd. from Harold S. Elkan for $446,000. The purchase price is payable in monthly installments of interest at 8 percent per annum plus annual principal payments of $100,000 on January 1, 1996-1999 and $46,000 on January 1, 2000. The agreement provides for an adjustment to the purchase price if the partnership subsequently sells the real estate prior to June 30, 1996. The Company's partnership interest is entitled to a priority return over the other limited partners. The Company and the other partners are co-guarantors of a loan to the partnership which is collateralized by the partnership's land and building.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

3. Investments (continued):

      (c) Investment in Redbird Properties, Ltd. (continued):

          The Company had accounted for its investment in Redbird Properties using the equity method of accounting through June 30, 1995. As a result of acquiring the additional 29 percent interest, Redbird Properties became a consolidated subsidiary, effective July 1, 1995. This transaction resulted in an increase in the following assets and liabilities: Property and equipment- $1,537,984, Accumulated depreciation- $331,500; Note payable- $713,538; Note payable, related party- $446,000. The effect of this transaction was also to eliminate the Company's $134,975 investment in Redbird Properties and to reduce Minority interests by $93,275, which relates to advances to the other partners in excess of their basis. The following is summarized financial information of Redbird Properties, Ltd. as of and for the three months ended September 30, 1995 (included in the consolidated condensed financial statements) and 1994 (accounted for using the equity method).

                                                  1995           1994
                                               ---------      ---------
            Assets                             $ 691,000      $ 733,000
            Liabilities                          714,000        750,000
            Rent from Red Bird Lanes              28,000         28,000
            Interest expense                     (18,000)       (19,000)
            Depreciation                         (11,000)       (11,000)
            Net loss                               (1000)        (2,000)

4. Contingencies:
   (a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 40 acres of undeveloped land and a 50 percent limited partnership interest in Vail Ranch Limited Partnership
        (VRLP). VRLP is a partnership formed in September 1994 between OVP and a third party (Developer) to develop 32 acres of the land that was contributed by OVP to VRLP. The 40 acres of land owned by OVP and the 32 acres of land owned by VRLP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that were issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $156,000 for the 40 acres and $340,000 for the 32 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP and VRLP are delinquent in the payment of property taxes and assessments for the last two to four years. The County has judgments for the defaults under the assessment district obligations on both properties. Other than a notice of levy for the judgment affecting 33 acres of the 40 acre property, the County has not yet commenced foreclosure proceedings on these judgments.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

4. Contingencies (continued):

   (a) (continued)

         The amount due to cure the judgments at September 30, 1995 was approximately $736,000 for the 32 acres owned by VRLP and $494,000 for the 40 acres owned by OVP. The principal balance of the allocated portion of the bonds ($1,513,730) related to the 40 acres, and delinquent interest and penalties ($466,884) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $209,129 of delinquent property taxes and late fees related to the 40 acre parcel. The judgment related to VRLP's 32 acres will be cured once construction financing is obtained by VRLP.

         In November 1993, the City of Temecula adopted a general development plan that designates the 40 acres of property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acre parcel from a "commercial" to "professional office" use. The parcel is subject to Assessment District liens which were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. OVP has filed suit against the City of Temecula claiming that the City's adoption of a general plan as a means of effectively re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.


   (b) The Company is involved in other various routine litigation and disputes incident to its business. In the management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit of $4,770,441 as of September 30, 1995 is a $1,169,297 increase from the $3,601,144 working capital deficit as of June 30, 1995. The increase in the deficit is partially attributable to the inclusion of a $704,000 note payable of Redbird Properties in the current portion of long-term debt because it matures in January 1996. The financial statements of Redbird Properties did not become a part of the Company's consolidated financial statements until July 1, 1995, which is when the Company acquired an additional 29 percent interest in the partnership. The Company is currently negotiating the terms of an extension of the due date with the existing lender, which has twice previously extended the note payable for three-year terms. The increase in the deficit is also attributable to the negative cash flow from operations after debt service for the three months ended September 30, 1995. This increase is comparable to the same period in 1993 and is reflective of the seasonality of the bowling industry.

     As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 40 acres of undeveloped land. The County of Riverside has obtained judgments for the default in assessment district payments. The amount due to cure the judgment as of September 30, 1995 is $494,000. This amount will increase by approximately $160,000 related to the billings due in December 1995 and April 1996. Other than a notice of levy received in November 1995 on a 33 acre portion of the 40 acres of land, the County has not yet commenced foreclosure proceedings on the judgments. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temeculah to effectively down-zone the property. As a results of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

     Management estimates a $250,000 cash flow deficit for the remaining three quarters in the year ending June 30, 1996 from operating activities after adding estimated distributions from UCV ($235,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company believes its cash at September 30, 1995 and the Company's line of credit will be sufficient to fund the expected cash flow deficit. This analysis does not include consideration of the following due to their uncertainty: any distributions the Company may receive from its investment in Vail Ranch Limited Partners; or, any payments due for delinquent or current property taxes and assessments on undeveloped land because these amounts may not be paid unless the Company is able to obtain an alternative source of funds.

                              RESULTS OF OPERATIONS

     The net loss increased by $25,841 during the three month period ended September 30, 1995 versus the same period in 1994. The increase primarily relates to increases in the costs and interest expense related to the development segment ($101,071 in total) which were only partially offset by a $75,859 improvement in the results of operations of the rental segment.

     The loss from the bowling segment in 1995 only increased by $18,000 over the same period in 1994. However, bowling revenues decreased by $63,000 (3%) primarily due to the decreases in open and league play at one of the bowling centers in Georgia. The decrease in revenues were partially offset by a $62,000 (5%) decrease in bowl costs and a $18,000 (4%) increase in selling general and administrative costs related to the bowling segment. Bowling costs primarily decreased because of decreases in payroll ($31,000) and the elimination of $28,000 of rent paid to Redbird Properties, which became a consolidated subsidiary effective July 1, 1995. Redbird Properties, which had previously been an unconsolidated subsidiary, owns the land and building in which Redbird Lanes bowling center is located. The consolidation of Redbird Properties also resulted in a $14,000 increase in interest expense related to the bowling segment. Depreciation and amortization related to the bowling segment decreased by $16,000 primarily due to the expiration of the amortization period of covenants-not-to-compete in the year ended June 30, 1995.

     In October 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable. As a result of the disposition of this office building, the following items decreased: rental revenues by $50,000, rental costs by $25,000, depreciation by $27,000, and interest expense by $29,000. Rental revenues otherwise increased by $22,000 due to improved occupancy at the remaining office building and due to the inclusion of $11,000 of rental revenues from Old Vail Partners, which became a consolidated subsidiary on October 1, 1994. Interest expense related to the rental segment decreased further by $20,000 as a result of refinancing the loan collateralized by the remaining office building in October 1994 with a loan at a lower interest rate.

     Construction costs as a percentage of construction revenues increased from 81 percent in 1994 to 87 percent in 1995, resulting in a $15,000 decrease in the gross profit. However, selling, general and administrative costs related to the construction segment decreased by $15,000 due to the decreased profitability.

     Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners. Old Vail Partners became a consolidated subsidiary on October 1, 1994.

     Other than changes associated with the bowling and construction segments, selling, general and administrative expense decreased by $38,000 (14%) in 1995. This reduction is primarily due to reductions is corporate office payroll ($26,000) and travel expenses. The reduction in payroll expense is the result of some restructuring that was implemented in January 1995.

     The equity in income of investees decreased by $36,000 in 1995 primarily due to the $76,000 decrease in the equity in net income of University City Village. Interest expense of University City Village increased by $163,000 due to a refinancing of University City Village's long term debt in June 1994. The equity in income of investees increased by $40,000 in 1995 because Old Vail Partners is no longer accounted for using the equity method of accounting and is now a consolidated subsidiary.

                                     PART II
                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        As of September 30, 1995, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1995.



ITEM 2. CHANGES IN SECURITIES

               NONE



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               N/A



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

               NONE

ITEM 5. OTHER INFORMATION

               NONE


ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

        (a) Exhibits: NONE

        (b) Reports on Form 8-K:  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        SPORTS ARENAS, INC.



        By:  /s/ Harold S. Elkan
           ----------------------
            Harold S. Elkan, President and Director


        Date:   November 14, 1995
                -----------------



        By:/s/ Steven R. Whitman
           ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



        Date: November 14, 1995
              -----------------