Form 10-Q
period 1995-12-31
SPORTS ARENAS INC
filed 1996-02-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1995

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


                               Delaware 13-1944249
               (State of Incorporation) (I.R.S. Employer I.D. No.)


           5230 Carroll Canyon Road, Suite 310, San Diego, California 92121
                 (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code (619) 587-1060




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of December 31, 1995 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1995

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of December 31, 1995 and June 30, 1995             1-2

      Statements of Operations for the Three Months Ended                   3
            December 31, 1995 and 1994

      Statements of Operations for the Six Months Ended                     4
            December 31, 1995 and 1994

      Statements of Cash Flows for the Six Months Ended                    5-6
            December 31, 1995 and 1994

      Notes to Financial Statements                                        7-9


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     10-12



Part II - Other Information                                                13


Signature                                                                  14

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                         December 31,     June 30,
                                                                            1995           1995
                                                                         ----------      ---------
                                                                         (Unaudited)
Current assets:
   Cash and equivalents ............................................    $   447,221     $   120,027
   Current portion of notes receivable .............................         25,000          25,000
   Current portion of notes receivable-affiliate ...................        100,000         100,000
   Construction contract receivables ...............................        354,120         273,912
   Other receivables ...............................................         53,792          41,346
   Costs in excess of billings on uncompleted contracts.............         86,800          14,471
   Prepaid expenses ................................................        279,302         148,225
                                                                       ------------    ------------
     Total current assets ..........................................      1,346,235         722,981
                                                                       ------------    ------------

Receivables due after one year:
   Note receivable .................................................        731,702         743,144
      Less deferred gain ...........................................       (726,005)       (737,447)
   Affiliate .......................................................        610,119         595,224
   Other ...........................................................         99,761         115,100
                                                                       ------------    ------------
                                                                            715,577         716,021
     Less current portion ..........................................       (125,000)       (125,000)
                                                                       ------------    ------------
                                                                            590,577         591,021
                                                                       ------------    ------------
Property and equipment, at cost:
   Land ............................................................      1,879,000       1,529,000
   Buildings .......................................................      5,665,528       4,477,544
   Equipment and leasehold and tenant improvements .................      5,711,012       5,702,034
                                                                       ------------    ------------
                                                                         13,255,540      11,708,578
   Less accumulated depreciation and amortization ..................     (5,772,791)     (5,088,774)
                                                                       ------------    ------------

     Net property and equipment ....................................      7,482,749       6,619,804
                                                                       ------------    ------------

Other assets:
   Undeveloped land, at cost .......................................      4,804,496       4,804,496
   Capitalized carrying costs on leased land .......................         86,517          87,465
   Goodwill, net ...................................................        672,678         807,216
   Deferred loan costs, net ........................................        108,953         127,002
   Investments .....................................................      1,270,865       1,416,147
   Other ...........................................................        129,898         132,309
                                                                       ------------    ------------
                                                                          7,073,407       7,374,635
                                                                       ------------    ------------
                                                                       $ 16,492,968    $ 15,308,441
                                                                       ============    ============

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                        December 31,      June 30,
                                                                            1995            1995
                                                                       ------------    ------------
                                                                        (Unaudited)

Current liabilities:
   Assessment district obligation - in default .....................   $  2,040,721    $  1,928,403
   Long-term debt due within one year ..............................      1,501,000         705,000
   Note payable, line of credit ....................................        268,742          88,742
   Accounts payable ................................................      1,096,593         663,814
   Accrued payroll and related expenses ............................        188,501         130,890
   Accrued property taxes ..........................................        231,090         249,146
   Accrued interest ................................................        123,663          93,350
   Accrued frequent bowler program expense .........................        211,637         200,292
   League bowler prize funds .......................................        323,579            --
   Other accrued liabilities .......................................        142,833         264,488
                                                                       ------------    ------------

     Total current liabilities .....................................      6,128,359       4,324,125
                                                                       ------------    ------------

Long-term debt, excluding current portion ..........................      6,484,249       6,803,635
                                                                       ------------    ------------

Long-term debt, related party ......................................        346,000            --
                                                                       ------------    ------------

Distributions received in excess of basis
   in investment ...................................................      9,734,634       9,559,390
                                                                       ------------    ------------

Tenant security deposits                                                     24,719          24,616
                                                                       ------------    ------------

Minority interests in consolidated subsidiaries ....................      2,119,402       2,212,677
                                                                       ------------    ------------

Commitments and contingencies

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and ......................        272,500         272,500
outstanding
   Additional paid-in capital ......................................      1,730,049       1,730,049
   Accumulated deficit .............................................     (8,659,720)     (8,017,273)
                                                                       ------------    ------------
                                                                         (6,657,171)     (6,014,724)
   Less note receivable from shareholder ...........................     (1,687,224)     (1,601,278)
                                                                       ------------    ------------
     Total shareholders' equity (deficiency) .......................     (8,344,395)     (7,616,002)
                                                                       ------------    ------------
                                                                       $ 16,492,968    $ 15,308,441
                                                                       ============    ============








        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                      1995           1994
                                                  -----------    -----------

Revenues:
   Bowling ....................................   $ 1,930,647    $ 2,038,366
   Rental .....................................       134,939        124,035
   Construction ...............................       821,130        278,274
   Other ......................................        31,544         41,496
   Other-related party ........................        26,845         26,547
                                                  -----------    -----------
                                                    2,945,105      2,508,718
                                                  -----------    -----------
Costs and expenses:
   Bowling ....................................     1,220,607      1,219,064
   Rental .....................................        61,851         56,218
   Construction ...............................       684,748        233,694
   Development ................................        48,028         51,501
   Selling, general and administrative ........       680,215        682,810
   Depreciation and amortization ..............       260,709        247,543
                                                  -----------    -----------
                                                    2,956,158      2,490,830
                                                  -----------    -----------
Income (loss) from operations .................       (11,053)        17,888
                                                  -----------    -----------

Other income (charges):
   Investment income:
     Related party ............................        54,093         35,514
     Other ....................................        17,424         34,032
   Interest expense and amortization of finance
     costs ....................................      (219,889)      (176,658)
   Interest expense related to development ....
     activities ...............................       (54,660)       (40,493)
   Recognize deferred gain ....................         5,792          8,667
   Equity in income of investees ..............        55,690         17,781
                                                  -----------    -----------
                                                     (141,550)      (121,157)
                                                  -----------    -----------

Loss before extraordinary gain ................      (152,603)      (103,269)

Extraordinary gain from extinguishment of debt           --        1,261,826
                                                  -----------    -----------

Net income (loss) .............................   $ ( 152,603)   $ 1,158,557
                                                  ===========    ===========



Per common share (based on weighted average shares outstanding):

     Loss before extraordinary gain               $ (.01)          $ (.01)
                                                  ======           ======
     Net income (loss)                            $ (.01)          $  .04
                                                  ======           ======







        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                      1995           1994
                                                  -----------    -----------
Revenues:
   Bowling ....................................   $ 3,674,447    $ 3,844,838
   Rental .....................................       258,958        275,972
   Construction ...............................     1,349,834        701,823
   Other ......................................        61,777         89,566
   Other-related party ........................        53,885         53,286
                                                  -----------    -----------
                                                    5,398,901      4,965,485
                                                  -----------    -----------
Costs and expenses:
   Bowling ....................................     2,439,206      2,499,205
   Rental .....................................       116,778        141,802
   Construction ...............................     1,146,139        578,593
   Development ................................        94,404         51,501
   Selling, general and administrative ........     1,425,601      1,463,374
   Depreciation and amortization ..............       522,062        552,862
                                                  -----------    -----------
                                                    5,744,190      5,287,337
                                                  -----------    -----------
Loss from operations ..........................      (345,289)      (321,852)
                                                  -----------    -----------

Other income (charges):
   Investment income:
     Related party ............................       109,987         77,578
     Other ....................................        34,992         40,060
   Interest expense and amortization of finance
     costs  ...................................      (440,689)      (425,653)
   Interest expense related to development ....
     activities  ..............................      (109,355)       (40,493)
   Recognize deferred gain ....................        11,442          8,667
   Equity in income of investees ..............        96,465         94,421
                                                  -----------    -----------
                                                     (297,158)      (245,420)
                                                  -----------    -----------

Loss before extraordinary gain ................      (642,447)      (567,272)

Extraordinary gain from extinguishment of debt           --        1,261,826
                                                  -----------    -----------


Net income (loss) .............................   $ ( 642,447)   $   694,554
                                                  ===========    ===========



Per common share (based on weighted average shares outstanding):

     Loss before extraordinary gain                 $ (.02)          $ (.02)
                                                    ======           ======
     Net income (loss)                              $ (.02)          $  .02
                                                    ======           ======







        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                             1995           1994
                                                          ---------      ---------
Cash flows from operating activities:
   Net income (loss) ..................................   $(642,447)   $   694,554
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
     Amortization of deferred financing costs .........      19,685         22,693
     Depreciation and amortization ....................     522,062        552,862
     Undistributed income of investees ................     (96,465)       (94,421)
     Extraordinary gain ...............................        --       (1,261,826)
     Interest accrued on assessment district obligation     112,318         37,493
     Interest accrued on receivable from shareholder ..     (85,946)       (62,580)
     Recognize deferred gain ..........................     (11,442)        (8,667)
                                                          ---------    -----------
                                                           (182,235)      (119,892)
   Changes in assets and liabilities:
     Increase in other receivables, prepaid
        expenses, and costs in excess of billings .....    (296,060)       (77,117)
     Increase in accounts payable and accrued
        expenses ......................................     715,916        168,987
     Other ............................................      (6,473)       (32,372)
                                                          ---------    -----------
      Net cash used by operating activities ...........     231,148        (60,394)
                                                          ---------    -----------

Cash flows from investing activities:
   (Increase) decrease in notes receivable ............      11,886        (21,649)
   Capital expenditures ...............................      (8,978)      (123,973)
   Distributions from investees .......................     244,999        142,500
   Contributions to investees .........................      (1,800)       (79,960)
   Other ..............................................      12,109           --
   Purchase of additional interests in investees ......      (5,246)       (49,845)
                                                          ---------    -----------
     Net cash provided by investing activities ........     252,970       (132,927)
                                                          ---------    -----------

Cash flows from financing activities:
   Scheduled principal payments .......................    (336,924       (471,863)
   Extinguishment of long-term debt ...................        --          (21,658)
   Costs associated with refinancing long-term debt ...        --          (39,417)
   Proceeds from line of credit .......................     210,000        149,360
   Payments on line of credit .........................     (30,000)       (15,000)
   Other ..............................................        --          (11,096)
                                                          ---------    -----------
      Net cash provided (used) by financing activities     (156,924)      (409,674)
                                                          ---------    -----------

Net increase (decrease) in cash and equivalents .......     327,194       (602,995)

Cash and equivalents, beginning of year ...............     120,027        904,744
                                                          ---------    -----------

Cash and equivalents, end of year .....................   $ 447,221    $   301,749
                                                          =========    ===========







        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION:

   Supplemental Schedule of Non-Cash Investing and Financing Activities:

   The Company acquired an additional 29 percent interest in Redbird Properties, effective July, 1, 1995, in exchange for a $446,000 note payable. See Note 3c regarding resulting effect of consolidating accounts and operations in the Company's financial statements.

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

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended December 31, 1995 and 1994, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:

                                                   December 31,     June 30,
                                                      1995           1995
                                                   -----------    -----------
Accounted for on the equity method:
   Investment in UCV, L.P. .......................$(9,734,634)   $(9,559,390)
   Vail Ranch Limited Partnership ................  1,220,833      1,219,033
   Redbird Properties, Ltd. ......................       --          134,975
                                                  -----------    -----------
                                                   (8,513,801)    (8,205,382)
   Less Investment in UCV, L.P. classified
     as liability- Distributions received
     in excess of basis in investment ............  9,734,634      9,559,390
                                                  -----------    -----------
                                                    1,220,833      1,354,008
                                                  -----------    -----------
Accounted for on the cost basis:
   All Seasons Inns, La Paz .....................      50,032         62,139
                                                  -----------    -----------

                                                  $ 1,270,865    $ 1,416,147
                                                  ===========    ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:

                                          1995       1994
                                         -------   -------
        UCV, L.P. ....................   $96,465   $134,819
        Vail Ranch Limited Partnership      --         --
        Old Vail Partners ............      --      (39,050)
        Redbird Properties, Ltd. .....      --       (1,348)
                                         -------   --------
                                         $96,465   $ 94,421
                                         =======   ========

     During the six months ended December 31, 1995, the Company received $244,999 of cash distributions from UCV, L.P. ($102,500 from UCV, L.P. and $40,000 from Old Vail Partners in 1994).

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the six-month periods ended September 30, 1995 and 1994 are as follows:

                                                     1995           1994
                                                   --------       -------
        Revenues                                 $ 2,057,000   $ 1,978,000
        Operating and general and
              administrative costs                   718,000       726,000
        Depreciation                                 152,000       118,000
        Interest expense                             994,000       865,000
        Net income                                   193,000       269,000

                                       7

   (c) Investment in Redbird Properties, Ltd.

     At June 30, 1995, the Company owned a 40 percent limited partnership interest in Redbird Properties, Ltd. which owns the land and building in which one of the Company's bowling centers (Red Bird Lanes) is located. The other 60 percent interest was owned by Harold S. Elkan as a 30 percent limited partner, and by his brother, directly and indirectly, as a one percent general partner and 29 percent limited partner. Effective July 1, 1995, the Company purchased an additional 29 percent partnership interest in Redbird Properties, Ltd. from Harold S. Elkan for $446,000. The purchase price is payable in monthly installments of interest at 8 percent per annum plus annual principal payments of $100,000 on January 1, 1996-1999 and $46,000 on January 1, 2000. The agreement provides for an adjustment to the purchase price if the partnership subsequently sells the real estate prior to June 30, 1996. The Company's partnership interest is entitled to a priority return over the other limited partners. The Company and the other partners are co-guarantors of a loan to the partnership which is collateralized by the partnership's land and building. See Note 5 (c) regarding subsequent event.

     The Company had accounted for its investment in Redbird Properties using the equity method of accounting through June 30, 1995. As a result of acquiring the additional 29 percent interest, Redbird Properties became a consolidated subsidiary, effective July 1, 1995. This transaction resulted in an increase in the following assets and liabilities: Property and equipment- $1,537,984, Accumulated depreciation- $331,500; Note payable- $713,538; Note payable, related party- $446,000. The effect of this transaction was also to eliminate the Company's $134,975 investment in Redbird Properties and to reduce Minority interests by $93,275, which relates to advances to the other partners in excess of their basis. The following is summarized financial information of Redbird Properties, Ltd. as of and for the six months ended December 31, 1995 (included in the consolidated condensed financial statements) and 1994 (accounted for using the equity method).

                                                1995         1994
                                               ------       ------
          Assets                             $ 679,000    $ 722,000
          Liabilities                          705,000      741,000
          Rent from Red Bird Lanes              55,000       55,000
          Interest expense                    ( 36,000)    ( 37,000)
          Depreciation                        ( 21,000)    ( 21,000)
          Net loss                             ( 2,000)     ( 3,000)

     The note payable was originally scheduled to mature in January 1996 but the due date was extended to February 7, 1997. The loan is otherwise due in $9,060 monthly payments including principal and a variable rate of interest at the banks prime rate (8-3/4% at December 31, 1995). The loan is collateralized by the land, building and bowling equipment of the Redbird Lanes bowling center.

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

        The amount due to cure the judgments at December 31, 1995 was approximately $980,000 for the 32 acres owned by VRLP and $590,000 for the 40 acres owned by OVP. The principal balance of the allocated portion of the bonds ($1,513,730) related to the 40 acres, and delinquent interest and penalties ($526,991) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $221,799 of delinquent property taxes and late fees related to the 40 acre parcel. The judgment related to VRLP's 32 acres will be cured once construction financing is obtained by VRLP.

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


   (b)The Company is involved in other various routine litigation and disputes incident to its business. In the management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

5. Subsequent Events:

   (a)The Company's revolving line of credit limit was increased from $300,000 to $450,000 in January 1996 for the period of January 1996 until May 1, 1996. The line of credit expires in September 1996.

   (b)On January 18, 1996, the Company received payment of $160,401 as payment due in full on the contract for sale of 55 acres of land in Sierra County, New Mexico. The Company had previously adjusted the carrying value of this land to $40,000 and deferred recognition of gain on the sale until the contract was paid. As a result of this payment, the Company will record a gain on this transaction of $120,401 in the quarter ended March 31, 1996.

   (c)Redbird Properties, Ltd. (Redbird Properties) has agreed to sell the real estate in which Redbird Lanes is located for $2,800,000 cash. The agreement is subject to several contingencies including government approvals and soils and engineering studies. The scheduled closing date is tentatively set for no latter than May 25, 1996. The Company is looking alternate locations for the Redbird Lanes bowling center.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         Liquidity and Capital Resources

The Company's working capital deficit of $4,051,124 as of December 31, 1995 is a $449,980 increase from the $3,601,144 working capital deficit as of June 30, 1995. The increase in the deficit is primarily attributable to the negative cash flow from operations after debt service for the six months ended December 31, 1995. This increase is comparable to the same period in 1994 and is reflective of the seasonality of the bowling industry.

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 40 acres of undeveloped land. The County of Riverside has obtained judgments for the default in assessment district payments. The amount due to cure the judgment as of December 31, 1995 is $590,000. This amount will increase by approximately $80,000 related to the billings due in April 1996. Other than a notice of levy received in November 1995 on a 33 acre portion of the 40 acres of land, the County has not yet commenced foreclosure proceedings on the judgments. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temeculah to effectively down-zone the property. As a results of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

Redbird Properties, Ltd. (Redbird Properties) has agreed to sell the real estate in which Red Bird Lanes is located for $2,800,000 cash. The agreement is subject to several contingencies including government approvals and soils and engineering studies. The scheduled closing date is tentatively set for no latter than May 25, 1996. The net proceeds to the Company from this transaction after payment of expenses of sale, payment of partnership loans, and distributions to partners is estimated at $1,700,000. The Company is currently looking for alternative locations for the Redbird Lanes Bowling Center.

Excluding the proceeds from the potential sale of Redbird Properties' real estate, management estimates a $150,000 cash flow deficit for the remaining two quarters in the year ending June 30, 1996 from operating activities after adding estimated distributions from UCV ($300,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company believes its cash at December 31, 1995 and the Company's line of credit will be sufficient to fund the expected cash flow deficit. This analysis does not include consideration of the following due to their uncertainty: any distributions the Company may receive from its investment in Vail Ranch Limited Partners; or, any payments due for delinquent or current property taxes and assessments on undeveloped land because these amounts may not be paid unless the Company is able to obtain an alternative source of funds.


                              Results of Operations

The following is a recap of the circumstances related to the significant differences between the loss before extraordinary gain for the six and three month periods ended December 31, 1995 and the same periods in 1994 (increases in loss are in brackets):

                                                      Six Months   Three Months
                                                      ---------     ---------
        Sale of office building in October 1994          10,000            -
        Acquisition  of  controlling  interest  in
          Old Vail Partners in September 1994         ( 101,000)    ( 11,000)
        Acquisition  of  controlling  interest  in
          Redbird Properties on July 1, 1995           ( 35,000)    ( 20,000)
        Changes in construction segment                  27,000       23,000
        Reduction in corporate expenses                  31,000            -
        Other changes in the rental segment              41,000        6,000
        Other changes in bowling segment               ( 61,000)    ( 57,000)
        Increase in equity in income of investees             -       38,000
        Other changes                                    13,000     ( 28,000)
                                                     ----------   ----------
           Net change for period                       ( 75,000)    ( 49,000
                                                     ==========   ==========

BOWLING OPERATIONS:

The following is a recap of the changes to the components related to the loss from operations of the bowling segment during the six and three month periods ended December 31, 1995 compared to the same periods in 1994:

                                                       Six Months   Three Months
                                                        ---------     ---------
      Bowling revenues:
        Bowling shoe rental revenues                     ( 97,000)      ( 72,000)
        Food and beverage revenues                       ( 71,000)      ( 39,000)
        Other revenues                                    ( 3,000)         3,000
                                                       ----------     ----------
          Net changes                                   ( 171,000)     ( 108,000)
                                                       ----------     ----------
     Bowling costs:
        Increase(decrease)in payroll & related expense   ( 17,000)        13,000
        Decrease in rent- Redbird Properties             ( 55,000)      ( 28,000)
        Increase in-rent other                             29,000         14,000
        Other changes to bowling costs                    (17,000)         3,000
                                                       ----------     ----------
          Net changes                                    ( 60,000)         2,000
                                                       ----------     ----------
     Selling, general and administrative expenses:
        Reduction in payroll and related expenses        ( 39,000)      ( 29,000)
        Reduction in frequent bowler program expense     ( 42,000)      ( 36,000)
        Increase in other promotional expenses             44,000          6,000
        Reduction in insurance expense                   ( 13,000)      ( 11,000)
        Other changes                                       5,000          6,000
                                                       ----------     ----------
          Net changes                                    ( 45,000)      ( 64,000)
                                                       ----------     ----------
     Depreciation and amortization
        Increase related to Redbird Properties             34,000         17,000
        Depreciation of assets acquired in 1988          ( 34,000)             -
        Other changes                                     ( 1,000)       ( 2,000)
                                                       ----------     ----------
          Net changes                                     ( 1,000)        15,000
                                                       -----------    ----------
     Interest expense:
        Increase related to Redbird Properties             56,000         28,000
        Other decreases                                  ( 25,000)      ( 12,000)
                                                       ----------     ----------
                                                           31,000         16,000
                                                       ----------     ----------

        Net change for period                            ( 96,000)      ( 77,000)
                                                       ==========     ==========

Bowling revenues decreased by 4% and 5% in the six and three month periods, respectively, primarily due to the decreases in open and league play at two of the bowling centers in Georgia and one of the centers in California. Overall, games played have decreased by 3% in both the six and three month periods. The average rate paid has also decreased due to special pricing related to open play. Food and beverage revenues have also decreased, partially because of the decreased bowling, but also because of a trend towards reduced alcohol consumption. The ratio of alcoholic beverage sales to bowling sales is down 11% and 6% for the six and three month periods, respectively.

On July 1, 1995, the Company acquired a controlling interest in Redbird Properties, Ltd., which owns the land and building in which Redbird Lanes bowling center is located and had previously been an unconsolidated subsidiary. The consolidation of Redbird Properties, Ltd., effective July 1, 1995, resulted in reductions in rent expense in the six and three month periods as a result of its elimination in consolidation and a corresponding increase in depreciation and interest expense related to ownership of the property. This decrease in rent expense was partially offset by scheduled rent increases at one of the other bowling centers.

Bowling costs and selling, general and administrative costs both decreased due to decreases in payroll and related expenses as a result of staffing changes implemented in December 1994. The payroll reductions will not likely be significant in the future now that they have been in place over one year.

The reduction of selling, general and administrative expense attributable to the frequent bowler program was the result of the actual points awarded at the end of the year being less than the rate used for accrual purposes. The Company has adjusted its accrual rate for future months so this decrease is not likely to recur. Promotional expenses otherwise increased primarily due the use of free promotional bowling and other special pricing used in programs during the first quarter. The decrease in insurance expense was attributable to lower insurance rates at all six bowling centers on the policies that renewed in September 1995.

Other than the change related to acquiring a controlling interest in Redbird Properties, depreciation expense decreased primarily due to the expiration of the useful life used to depreciate assets for a bowling center acquired in 1988.

Other than the change related to acquiring a controlling interest in Redbird Properties, interest expense decreased generally due to a reduction of the outstanding balances of notes payable and decreases in the interest rates of some loans.


RENTAL OPERATIONS:

In October 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable. As a result of the disposition of this office building, the following items increased (decreased):

                                                   Six               Three
                                                  Months             Months
                                                 -------             ------
      Bowling revenues:
         Rental revenues ...................     (50,000)              --
         Rental costs ......................     (22,000)             3,000
         Depreciation ......................     (27,000)              --
         Interest expense ..................     (12,000)            17,000
         Loss from rental operations .......     (11,000)            20,000

Rental revenues otherwise increased by $33,000 and $11,000 in the six and three month periods due to improved occupancy at the remaining office building during each of those periods and due to the inclusion in last year's first quarter of $11,000 of rental revenues from Old Vail Partners, which became a consolidated subsidiary on October 1, 1994.

Interest expense related to the rental segment otherwise decreased by $18,000 during the six month period as a result of refinancing the loan collateralized by the remaining office building in October 1994 with a loan at a lower interest rate.

OTHER ACTIVITIES:

Construction revenues and costs increased in the six and three month periods due to several large tenant improvement contracts that were completed during the second quarter. Construction costs as a percentage of construction revenues stayed relatively consistent in the range of 82%-84% during the six and three month periods. Selling, general and administrative costs related to the construction segment increased by $53,000 and $68,000 during the six and three month periods, respectively, primarily due to increased incentive compensation as a result of the increased profitability in the second quarter.

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

Other than changes associated with the bowling and construction segments, selling, general and administrative expense decreased by $38,000 (14%) in 1995. This reduction is primarily due to reductions in corporate office payroll ($26,000) and travel expenses. The reduction in payroll expense is the result of some restructuring that was implemented in January 1995.

The equity in income of investees increased by $38,000 in the three month period due to improved occupancy of University City Village (UCV). This increase in the second quarter offset a $76,000 decrease in the equity of income of UCV in the first quarter due to the increased interest expense resulting from refinancing the long term debt in June 1994. The first quarter decrease in equity in income of investees was partially offset by a $40,000 decrease in the equity in loss of Old Vail Partners in the first quarter because Old Vail Partners became a consolidated subsidiary in October 1995.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

        As of December 31, 1995, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1995.



ITEM 2. Changes in Securities

                    NONE



ITEM 3. Defaults upon Senior Securities

                    N/A



ITEM 4. Submission of Matters to a Vote of Security Holder

        On December 27, 1995 the Company held its annual shareholder meeting in which the following items were voted upon:

                                                      Tabulation of Votes
                                                  For       Against     Abstain
                                                -------     -------     --------

      Bowling revenues:
       Election of Directors:
          Harold S. Elkan                      21,904,457       -        47,174
          Steven R. Whitman                    21,905,357       -        46,274
          Patrick D. Reiley                    21,904,882       -        46,749
          James E. Crowley                     21,905,382       -        46,249
          Robert A. MacNamara                  21,905,382       -        46,249

       Selection of KPMG Peat Marwick LLP as
          certified public accountants for
          the year ending June 30, 1996        21,916,420    10,057      25,154

ITEM 5. Other Information

                    NONE


ITEM 6. Exhibits & Reports on Form 8-K

     (a) Exhibits: NONE

     (b) Reports on Form 8-K:  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
         --------------------------
           Harold S. Elkan, President and Director


     Date:   February 12, 1996
             ------------------



     By:/s/ Steven R. Whitman
        --------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: February 12, 1996
           -------------------