Form 10-Q
period 1996-03-31
SPORTS ARENAS INC
filed 1996-05-15
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of March 31, 1996 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of March 31, 1996 and June 30, 1995     1-2

      Statements of Operations for the Three Months Ended
           March 31, 1996 and 1995                               3

      Statements of Operations for the Nine Months Ended
           March 31, 1996 and 1995                               4

      Statements of Cash Flows for the Nine Months Ended
           March 31, 1996 and 1995                              5-6

      Notes to Financial Statements                            7-10


Item 2.- Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 11-14



Part II - Other Information                                     15


Signature                                                       16

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  March 31,      June 30,
                                                    1996           1995

                                               ------------   ------------
                                               (Unaudited)
Current assets:
                                               $
   Cash and equivalents                             332,035    $ 120,027
   Current portion of notes receivable               25,000       25,000
   Current portion of notes
     receivable-affiliate                           100,000      100,000
   Construction contract receivables                430,284      273,912
   Other receivables                                 18,184       41,346
   Costs in excess of billings on uncompleted
     contracts                                       10,648       14,471
   Prepaid expenses                                 255,344      148,225
                                               -------------  -----------
     Total current assets                         1,171,495      722,981
                                               -------------  -----------
Receivables due after one year:
   Note receivable                                  725,764      743,144
      Less deferred gain                          ( 726,005)   ( 737,447)
   Affiliate                                        529,293      595,224
   Other                                             90,624      115,100
                                               -------------  -----------
                                                    619,676      716,021
     Less current portion                         ( 125,000)   ( 125,000)
                                               -------------  -----------
                                                    494,676      591,021
                                               -------------  -----------
Property and equipment, at cost:
   Land                                           1,879,000    1,529,000
   Buildings                                      5,665,876    4,477,544
   Equipment and leasehold and tenant
     improvements                                 5,717,513    5,702,034
                                               -------------  -----------
                                                 13,262,389   11,708,578
   Less accumulated depreciation and
amortization                                    ( 5,947,951) ( 5,088,774)
                                               -------------  -----------
     Net property and equipment                   7,314,438    6,619,804
                                               -------------  -----------
Other assets:
   Undeveloped land, at cost                      4,764,496    4,804,496
   Capitalized carrying costs on leased land         86,043       87,465
   Goodwill, net                                    605,409      807,216
   Deferred loan costs, net                         106,178      127,002
   Investments                                    1,286,865    1,416,147
   Other                                            128,325      132,309
                                               -------------  -----------
                                                  6,977,316    7,374,635
                                               -------------  -----------

                                                $15,957,925  $15,308,441
                                               ============   ==========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                  March 31,     June 30,
                                                    1996         1995
                                                 ----------    --------
                                                (Unaudited)
Current liabilities:
   Assessment district obligation - in default $ 2,092,932   $ 1,928,403
   Long-term debt due within one year              770,000       705,000
   Note payable, line of credit                          -        88,742
   Accounts payable                                854,053       663,814
   Accrued payroll and related expenses             95,364       130,890
   Accrued property taxes                          290,565       249,146
   Accrued interest                                106,157        93,350
   Accrued frequent bowler program expense         236,577       200,292
   League bowler prize funds                       507,040             -
   Other accrued liabilities                       153,504       264,488
                                               ------------  ------------
     Total current liabilities                   5,106,192     4,324,125
                                               ------------  ------------

Long-term debt, excluding current portion        7,049,589     6,803,635
                                               ------------  ------------

Long-term debt, related party, excluding
  current portion                                  246,000             -
                                               ------------  ------------
Distributions received in excess of basis
   in investment                                 9,693,086     9,559,390
                                               ------------  ------------

Tenant security deposits                            24,239        24,616
                                               ------------  ------------

Minority interests in consolidated
  subsidiaries                                   2,119,752     2,212,677
                                               ------------  ------------
Commitments and contingencies

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000
    shaes authorized, 27,250,000 shares issued
    and outstanding                                272,500       272,500
   Additional paid-in capital                    1,730,049     1,730,049
   Accumulated deficit                          (8,550,680)   (8,017,273)
                                               ------------  ------------
                                                (6,548,131)  ( 6,014,724)
   Less note receivable from shareholder       ( 1,732,802)  ( 1,601,278)
                                               ------------  ------------
     Total shareholders' equity (deficiency)   ( 8,280,933)  ( 7,616,002)
                                               ------------  ------------

                                               $ 15,957,925  $ 15,308,441
                                               ============   ===========





  See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                   1996          1995
                                               -----------    -----------
Revenues:
   Bowling                                     $ 2,207,468   $ 2,214,821
   Rental                                          120,537       115,751
   Construction                                    294,811       452,844
   Other                                            38,916        69,919
   Other-related party                              27,051        26,556
                                               -----------   -----------
                                                 2,688,783     2,879,891
                                               -----------   -----------
Costs and expenses:
   Bowling                                       1,213,613     1,257,000
   Rental                                           69,005        58,012
   Construction                                    285,276       380,579
   Development                                      44,676        27,140
   Selling, general and administrative             700,947       663,187
   Depreciation and amortization                   259,130       247,864
                                               -----------   -----------
                                                 2,572,647     2,633,782
                                               -----------   -----------

Income from operations                             116,136       246,109
                                               -----------   -----------
Other income (charges):
   Investment income:
     Related party                                  56,557        38,616
     Other                                          17,276        17,785
   Interest expense and amortization of
     finance costs                               ( 201,682)    ( 193,852)
   Interest expense related to development
     activities                                   ( 54,551)     ( 52,549)
   Gain on sale of undeveloped land                120,401             -
   Recognize deferred gain                               -         5,375

   Equity in income of investees                    54,903        24,272
                                               -----------   -----------
                                                     7,096)    ( 160,353)
                                               -----------   -----------

Net income                                     $   109,040  $    85,756
                                               ===========   ===========


Per common share (based on weighted average shares outstanding):

     Net income                                     $ .00          $ .01







  See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                    1996         1995
                                                ----------    ----------
Revenues:
   Bowling                                     $ 5,881,915   $ 6,059,659
   Rental                                          379,495       380,823
   Construction                                  1,644,645     1,154,667
   Other                                           100,693       170,385
   Other-related party                              80,936        79,842
                                               -----------   -----------
                                                 8,087,684     7,845,376
                                               -----------   -----------
Costs and expenses:
   Bowling                                       3,652,819     3,756,205
   Rental                                          185,783       199,814
   Construction                                  1,431,415       959,172
   Development                                     139,080        78,641
   Selling, general and administrative           2,126,548     2,126,561
   Depreciation and amortization                   781,192       800,726
                                               -----------   -----------
                                                 8,316,837     7,921,119
                                               -----------   -----------

Loss from operations                             ( 229,153)     ( 75,743)
                                               -----------   -----------
Other income (charges):
   Investment income:
     Related party                                 166,543       120,292
     Other                                          52,269        53,747
   Interest expense and amortization of
     finance costs                               ( 642,371)    ( 619,505)
   Interest expense related to development
     activities                                  ( 163,906)     ( 93,042)
   Gain on sale of undeveloped land                120,401             -
   Recognize deferred gain                          11,442        14,042
   Equity in income of investees                   151,368       118,693
                                               -----------   -----------
                                                 ( 304,254)    ( 405,773)
                                               -----------   -----------
Loss before extraordinary gain                   ( 533,407)    ( 481,516)

Extraordinary gain from extinguishment of
   debt                                                  -     1,261,826
                                               -----------   -----------
Net income (loss)                              $ ( 533,407)  $   780,310
                                               ===========   ===========


Per common share (based on weighted average shares outstanding):

     Loss before extraordinary gain                $ (.02)       $ (.02)
     Net income (loss)                             $ (.02)       $  .03



  See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                     1996        1995
                                                  ---------    ---------
Cash flows from operating activities:
  Net income (loss)                             $ ( 533,407)  $   780,310
   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
     Amortization of deferred financing costs        29,957        30,402
     Depreciation and amortization                  781,192       800,726
     Undistributed income of investees            ( 151,368)    ( 118,693)
     Extraordinary gain                                   -   ( 1,261,826)
     Interest accrued on assessment district
       obligation                                   164,529        63,221
     Interest accrued on receivable from
       shareholder                                ( 131,524)     ( 93,870)
     Recognize deferred gain                       ( 11,442)     ( 14,042)
                                                -----------   -----------
                                                    147,937       186,228
   Changes in assets and liabilities:
     Increase in other receivables, prepaid
       expenses, and costs in excess of
       billings                                   ( 236,506)       60,433
     Increase in accounts payable and accrued
       expenses                                     641,280       265,311
     Other                                           36,360      ( 13,487)
                                                -----------   -----------
       Net cash provided (used) by operating
         activities                                 589,071       498,485
                                                -----------   -----------

Cash flows from investing activities:
   (Increase) decrease in notes receivable          107,787      ( 46,347)
   Capital expenditures                            ( 15,479)    ( 154,986)
   Distributions from investees                     244,999       142,500
   Contributions to investees                      ( 17,800)     ( 79,960)
   Purchase of additional interests in
     investees                                      ( 5,244)     ( 49,845)
                                                -----------   -----------
       Net cash provided (used) by investing
activities                                          314,263     ( 188,638)
                                                -----------   -----------
Cash flows from financing activities:
   Scheduled principal payments                   ( 602,584)    ( 653,139)
   Extinguishment of long-term debt                       -      ( 21,658)
   Costs associated with refinancing
   long-term debt                                         -      ( 39,417)
   Proceeds from line of credit                     210,000       209,360
   Payments on line of credit                     ( 298,742)    ( 209,360)
   Other                                                  -      ( 11,096)
                                                -----------   -----------
       Net cash used by financing activities      ( 691,326)    ( 725,310)
                                                -----------   -----------
Net increase (decrease) in cash and
equivalents                                         212,008     ( 415,643)

Cash and equivalents, beginning of year             120,027       904,744
                                                -----------   -----------
Cash and equivalents, end of year               $   332,035   $   489,281
                                                ===========   ===========


  See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION:

   Supplemental Schedule of Non-Cash Investing and Financing Activities:

   The Company acquired an additional 29 percent interest in Redbird Properties, effective July, 1, 1995, in exchange for a $446,000 note payable. See Note 3c regarding resulting effect of consolidating accounts and operations in the Company's financial statements.

   Inaddition to the initial  cash  payment of $50,000 to acquire an  additional interest in Old Vail Partners in September 1994, the acquisition resulted in the following items being included in the Company's consolidated balance sheet on the date of acquisition: Cash- $155; Prepaid expense- $85; Undeveloped land- $4,482,867; Investment in Vail Ranch Limited Partners- $1,122,062; Accounts payable- $4,095; Accrued interest- $50,000; Accrued property tax- $182,618; Other liabilities- $62,369; Notes payable- $93,819; Assessment District obligations, in default- $1,760,125; and Minority interest- $2,262,677. As a result of the consolidation of Old Vail Partners in the Company's financial statements, the Company's investment of $1,189,466 in Old Vail Partners was eliminated.

   InOctober 1994, the Company refinanced long term debt of $1,193,800 with a $1,200,000 note payable. The Company also incurred $45,617 of loan costs related to the refinancing, of which $39,417 was a cash expenditure.

   InOctober 1994, the Company extinguished debt of $2,461,942 by the transfer of title to an office building to the lender in complete satisfaction of the liability. The office building cost and accumulated depreciation were $1,856,187 and $721,739, respectively. The Company also wrote off the balance of unamortized loan costs ($19,995), deferred lease commissions ($27,765), and accrued property tax ($3,750) as part of the transactions. The Company incurred transaction costs of $21,659 to consummate the transfer.

                   SPORTS ARENAS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995
                                   (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods. The prior period financial statements have been restated to reflect adjustments recorded by Vail Ranch Limited Partnership (VRLP) to capitalize construction period interest and taxes. These adjustments resulted in the elimination of the $112,222 equity in loss of investee previously reported for the Company's investment in VRLP.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended March 31, 1996 and 1995, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:

                                             March 31,      June 30,
                                                1996          1995
                                             ----------    ----------
     Accounted for on the equity method
       Investment in UCV, L.P.             $( 9,693,086) $( 9,559,390)
       Vail Ranch Limited Partnership         1,236,833     1,219,033
       Redbird Properties, Ltd.                       -       134,975
                                            -----------   -----------
                                            ( 8,456,253)  ( 8,205,382)
       Less Investment in UCV, L.P.
         classified as liability-
         Distributions received in excess
         of basis in investment               9,693,086     9,559,390
                                            -----------   -----------
                                              1,236,833     1,354,008
     Accounted for on the cost basis:
       All Seasons Inns, La Paz                  50,032        62,139
                                            -----------   -----------
                                            $ 1,286,865   $ 1,416,147
                                            ===========   ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:

                                         1996         1995
                                     -----------  ----------
       UCV, L.P.                     $  151,368    $ 170,566
       Vail Ranch Limited
       Partnership                            -            -
       Old Vail Partners                      -     ( 50,256)
       Redbird Properties, Ltd.               -      ( 1,617)
                                     ----------   ----------
                                     $  151,368   $  118,693
                                     ==========   ==========

     During the nine months ended March 31, 1996, the Company received $244,999 of cash distributions from UCV, L.P. ($102,500 from UCV, L.P. and $40,000 from Old Vail Partners in 1995).

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the nine-month periods ended December 31, 1995 and 1994 are as follows:

                                            1995         1994
                                          ---------   ----------
       Revenues                         $ 3,096,000 $ 2,971,000
       Operating and general and
            administrative costs          1,068,000   1,083,000
       Depreciation                         228,000     190,000
       Interest expense                   1,494,000   1,357,000
       Net income                           301,000     341,000

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

     The Company had accounted for its investment in Redbird Properties using the equity method of accounting through June 30, 1995. As a result of acquiring the additional 29 percent interest, Redbird Properties became a consolidated subsidiary, effective July 1, 1995. This transaction resulted in an increase in the following assets and liabilities: Property and equipment- $1,537,984, Accumulated depreciation- $331,500; Note payable- $713,538; Note payable, related party- $446,000. The effect of this transaction was also to eliminate the Company's $134,975 investment in Redbird Properties and to reduce Minority interests by $93,275, which relates to advances to the other partners in excess of their basis. The following is summarized financial information of Redbird Properties, Ltd. as of and for the nine months ended March 31, 1996 (included in the consolidated condensed financial statements) and 1995 (accounted for using the equity method).

                                        1996       1995
                                     ---------- ---------
         Assets                      $ 668,000  $ 712,000
         Liabilities                   692,000    732,000
         Rent from Red Bird Lanes       83,000     83,000
         Interest expense             ( 51,000)  ( 55,000)
         Depreciation                 ( 33,000)  ( 32,000)
         Net loss                      ( 3,000)   ( 4,000)

     The note payable was originally scheduled to mature in January 1996 but the due date was extended to February 7, 1997. The loan is otherwise due in $9,060 monthly payments including principal and a variable rate of interest at the banks prime rate (8-3/4% at March 31, 1996). The loan is collateralized by the land, building and bowling equipment of the Redbird Lanes bowling center.

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

       The amount due to cure the judgments at March 31, 1996 was approximately $1,117,000 for the 32 acres owned by VRLP and $614,000 for the 40 acres owned by OVP. The principal balance of the allocated portion of the bonds ($1,513,730) related to the 40 acres, and delinquent interest and penalties ($579,203) are classified as "Assessment district obligation-in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $232,370 of delinquent property taxes and late fees related to the 40 acre parcel. The judgment related to VRLP's 32 acres will be cured once construction financing is obtained by VRLP.

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

   (b)On January 18, 1996, the Company received payment of $160,401 as payment due in full on the contract for sale of 55 acres of land in Sierra County, New Mexico. The Company had previously adjusted the carrying value of this land to $40,000 and deferred recognition of gain on the sale until the contract was paid. As a result of this payment, the Company recorded a gain on this transaction of $120,401 in the quarter ended March 31, 1996.

   (c)Redbird Properties, Ltd. (Redbird Properties) has agreed to sell the real estate in which the Redbird Lanes bowling center is located for $2,800,000 cash. There are no contingencies remaining to the contract and the closing is scheduled for May 28, 1996. On May 7, 1996, Redbird Lanes ceased business operations. The Company is looking for alternative locations for the Redbird Lanes bowling center, however, since no likely location has been determined, the Company has commenced the process of selling the assets of Redbird Lanes. The following is a summary of the financial information of Redbird Lanes and Redbird Properties which are included in the financial statements:

                                                          Redbird
                                     Redbird Lanes       Properties
                                 -------------------    -----------
                                    1996       1995         1996
                                  -------    -------      -------
       Revenues                 1,024,000    998,000       83,000
       Bowling costs              587,000    584,000            -
       Rent paid to Redbird
         Properties                83,000     83,000            -
       Selling, general and
         administrative           193,000    189,000        3,000
       Allocated corporate
         overhead                  52,000     50,000            -
       Depreciation                24,000     26,000       32,000
       Interest expense            14,000     16,000       51,000
       Net income (loss)           72,000     50,000      ( 3,000)

       Property and equipment,
         net                      133,000                 668,000
       Total assets               400,000                 668,000
       Notes payable              100,000                 683,000
       Total liabilities          261,000                 692,000

      In addition to the amount listed for Redbird Properties property and equipment, the Company has a step-up in basis of $488,000 related to its purchase of an additional partnership interest in Redbird Properties on July 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         Liquidity and Capital Resources

The Company's working capital deficit of $3,934,697 as of March 31, 1996 is a $333,553 increase from the $3,601,144 working capital deficit as of June 30, 1995. The increase in the deficit is primarily attributable to the negative cash flow from operations after debt service for the nine months ended March 31, 1996.

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special-assessment-district-obligations and property taxes on 40 acres of undeveloped land. The County of Riverside has obtained judgments for the default in assessment district payments. The amount due to cure the judgment as of March 31, 1996 is $614,000. This amount increased by approximately $80,000 related to the billings due in April 1996. Other than a notice of levy received in November 1995 on a 33 acre portion of the 40 acres of land, the County has not yet commenced foreclosure proceedings on the judgments. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temeculah to effectively down-zone the property. As a results of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

Redbird Properties, Ltd. (Redbird Properties) has agreed to sell the real estate in which Red Bird Lanes is located for $2,800,000 cash. There are no contingencies remaining to the contract and the closing is scheduled for May 28, 1996. On May 7, 1996, Redbird Lanes ceased business operations in preparation for vacating the premises. The Company is looking for alternative locations for the Redbird Lanes bowling center, however, since no likely location has been determined, the Company has commenced the process of selling the assets of Redbird Lanes. The net proceeds to the Company from this transaction after payment of expenses of sale, payment of partnership loans, and distributions to partners is estimated at $1,600,000.

Excluding the $1,600,000 proceeds to the Company from the scheduled sale of Redbird Properties' real estate, management estimates a $450,000 cash flow deficit for the remaining quarter in the year ending June 30, 1996 from operating activities after adding estimated distributions from UCV ($200,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company believes its cash at March 31, 1996 and the Company's line of credit will be sufficient to fund the expected cash flow deficit. This analysis also does not include consideration of the following due to their uncertainty: any distributions the Company may receive from its investment in Vail Ranch Limited Partners; or, any payments due for delinquent or current property taxes and assessments on undeveloped land because these amounts may not be paid unless the Company is able to obtain an alternative source of funds.

                              Results of Operations

The following is a recap of the circumstances related to the significant differences between the loss before extraordinary gain for the nine and three month periods ended March 31, 1996 and the same periods in 1995 (increases in loss are in brackets):

                                                Nine        Three
                                               Months       Months
                                               -------      ------
       Acquisition of controlling interest
       in Redbird Properties on July 1, 1995  ( 49,000)   ( 12,000)
       Other changes in bowling segment       ( 68,000)   ( 10,000)
       Sale of office  building  in October
         1994                                   11,000           -
       Other changes in the rental segment      37,000    ( 16,000)
       Acquisition of controlling interest
       in Old Vail Partners in September 1994( 131,000)   ( 23,000)
       Changes in construction segment        ( 10,000)   ( 38,000)
       Increase in corporate expenses                -    ( 25,000)
       Increase  in  equity  in  income  of
         investees                              33,000      30,000
       Sale of undeveloped land                120,000     120,000
       Other changes                             5,000     ( 3,000)
                                              --------    --------
          Net change for period               ( 52,000)     23,000
                                              ========    ========

BOWLING OPERATIONS:

The following is a recap of the changes to the components related to the loss from operations of the bowling segment during the nine and three month periods ended March 31, 1996 compared to the same periods in 1994:

                                                  Nine
                                                 Months     Three Months
                                               ---------     --------
     Bowling revenues:
        Bowling and shoe rental revenues       ( 132,000)   ( 35,000)
        Food and beverage revenues              ( 68,000)      3,000
        Other revenues                            22,000      25,000
                                              ----------   ---------
          Net changes                          ( 178,000)    ( 7,000)
                                              ----------   ---------
     Bowling costs:
        Increase   (decrease)  in  payroll  &
        related expense                         ( 10,000)      5,000
        Decrease in rent- Redbird Properties    ( 83,000)   ( 28,000)
        Increase (decrease) in-rent other         20,000     ( 8,000)
        Decrease in property taxes               (28,000)   ( 11,000)
        Other changes to bowling costs            (2,000)    ( 1,000)
                                              ----------   ---------
          Net changes                          ( 103,000)    (43,000
                                              ----------   ---------
     Selling, general and administrative expenses:
        Increase  (decrease)  in payroll  and
         related expenses                         12,000)     15,000
        Reduction in frequent  bowler program
         expense                                  42,000)          -
        Increase    in   other    promotional
          expenses                                45,000           -
        Expenses  related  to  settlement  of
          employee lawsuit                        21,000      15,000
        Reduction in insurance expense          ( 21,000)    ( 8,000)
        Other changes                            ( 3,000)     12,000
                                              ----------   ---------
          Net changes                           ( 12,000)     34,000
                                              ----------   ---------
     Depreciation and amortization:
        Increase     related    to    Redbird
        Properties                                50,000      17,000
        Depreciation  of assets  acquired  in
        1988                                    ( 34,000)          -
        Other changes                            ( 2,000)    ( 1,000)
                                              ----------   ---------
          Net changes                             14,000      16,000
                                              ----------   ---------
     Interest expense:
        Increase related to Redbird
          Properties                              79,000      23,000
        Other decreases                         ( 39,000)   ( 15,000)
                                              ----------   ---------
                                                  40,000       8,000
                                              ----------   ---------
        Net change for period                  ( 117,000)   ( 22,000)
                                              ==========   =========

Total bowling revenues decreased by 3% in the nine month period, primarily due to the decreases in open and league play at two of the bowling centers in Georgia and one of the centers in California during the first quarter of the year. Overall, games played remained flat for the nine and three month periods, however, the average price per game decreased by 4% in both periods due to special pricing of open play. Food and beverage revenues have also decreased, partially because of the decreased bowling, but also because of a trend towards reduced alcohol consumption. The ratio of alcoholic beverage sales to bowling sales is down 8% and 2% for the nine and three month periods, respectively. The decrease in bowling and shoe rental revenue in the three month period was partially offset by an increase in lottery commissions earned in the Georgia bowling centers.

On July 1, 1995, the Company acquired a controlling interest in Redbird Properties, Ltd., which owns the land and building in which Redbird Lanes bowling center is located and had previously been an unconsolidated subsidiary. The consolidation of Redbird Properties, Ltd., effective July 1, 1995, resulted in reductions in rent expense in the nine and three month periods as a result of its elimination in consolidation and a corresponding increase in depreciation and interest expense related to ownership of the property. This decrease in rent expense was partially offset by scheduled rent increases at one of the other bowling centers.

Bowling costs and selling, general and administrative costs both decreased in the nine month period due to decreases in payroll and related expenses as a result of staffing changes implemented in December 1994. However, these changes were partially offset in the third quarter by some staffing increases that took place at the two California bowling centers.

The reduction of selling, general and administrative expense attributable to the frequent bowler program was the result of the actual points awarded at the end of the year being less than the rate used for accrual purposes. The Company has adjusted its accrual rate for future months so this decrease is not likely to recur. Promotional expenses otherwise increased primarily due the use of free promotional bowling and other special pricing used in programs during the first quarter. The decrease in insurance expense was attributable to lower insurance rates at all six bowling centers on the policies that renewed in September 1995. The expenses incurred in the third quarter were to completely settle an employee lawsuit and there should be no further significant expense related to this matter.

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

RENTAL OPERATIONS:

In October 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable. As a result of the disposition of this office building, the following items decreased:

                                                  Nine        Three
                                                 Months       Months
                                                --------     --------
     Rental revenues                            ( 50,000)          -
     Rental costs                               ( 22,000)          -
     Depreciation                               ( 27,000)          -
     Interest expense                           ( 12,000)          -
     Loss from rental operations                ( 11,000)          -

Rental revenues otherwise increased by $28,000 in the nine month period and decreased by $9,000 in the three month period. Rental revenues decreased in the third quarter due to a 7% drop in occupancy during the quarter as a result of tenant move-outs. As of March 31, 1996, the spaces had been re-leased. Rental revenues increased in the nine month period due to improved occupancy at the remaining office building during each of the first two quarters and due to the inclusion in this year's first quarter of $11,000 of rental revenues from Old Vail Partners, which became a consolidated subsidiary on October 1, 1994.

Interest expense related to the rental segment otherwise decreased by $18,000 during the nine month period as a result of refinancing the loan collateralized by the remaining office building in October 1994 with a loan at a lower interest rate.

OTHER ACTIVITIES:

Construction revenues and costs increased in the nine month period due to a $542,000 increase in second quarter revenue related to several large tenant improvement contracts that were completed during the second quarter. Consequently there was a lag in the commencement of new work in the third quarter which resulted in a $158,000 decrease in construction revenues in the third quarter. Construction costs as a percentage of construction revenues stayed relatively consistent in the range of 83%-87% during the nine month period. Construction costs rose to 95% of revenues in the third quarter due to some unexpected completion costs incurred related to jobs closed in the second quarter. Selling, general and administrative costs related to the construction segment increased by $28,000 during the nine month period and decreased by $25,000 primarily due to increased or decreased incentive compensation as a result of the changes in profitability in the related period.

Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. These amounts increased by $60,000 and $18,000 in the nine and three month periods, respectively. Interest expense related to development activities primarily relates to interest accrued on the past due assessment-district-obligations of Old Vail Partners. These amounts increased by $71,000 and $2,000 in the nine and three month periods, respectively. Old Vail Partners became a consolidated subsidiary on October 1, 1994.

Other than changes associated with the bowling and construction segments, selling, general and administrative expense decreased by $16,000 in the nine month period and increased by $25,000 in the three month period. The reduction in the nine month period is primarily due to reductions in corporate office payroll ($26,000) and travel expenses that took place in the first and second quarters of this fiscal year. The reduction in payroll expense is the result of some restructuring that was implemented in January 1995. The reductions in corporate expenses in the first two quarters of the year were offset by increases in several areas that related to expenditures that had previously been deferred and should not be a recurring trend.

The equity in income of investees increased by $33,000 and $30,000 in the nine and three month periods due to improved occupancy of University City Village
(UCV). Increases in occupancy of UCV in the second and third quarters offset a $76,000 decrease in the equity of income of UCV in the first quarter due to the increased interest expense resulting from refinancing the long term debt in June 1994. The first quarter decrease in equity in income of investees was partially offset by a $40,000 decrease in the equity in loss of Old Vail Partners in the first quarter because Old Vail Partners became a consolidated subsidiary in October 1995.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

       As of March 31, 1996, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1995.



ITEM 2. Changes in Securities

         NONE



ITEM 3. Defaults upon Senior Securities

         N/A



ITEM 4. Submission of Matters to a Vote of Security Holder

       On December 27, 1995 the Company held its annual shareholder meeting in which the following items were voted upon:

                                              Tabulation of Votes
                                          --------------------------
                                            For     Against   Abstain
                                         --------   --------  ---------
      Election of Directors:
         Harold S. Elkan                 21,904,457    -       47,174
         Steven R. Whitman               21,905,357    -       46,274
         Patrick D. Reiley               21,904,882    -       46,749
         James E. Crowley                21,905,382    -       46,249
         Robert A. MacNamara             21,905,382    -       46,249

      Selection of KPMG Peat Marwick
         LLP as certified public
         accountants for the year
         ending June 30, 1996            21,916,420  10,057    25,154

ITEM 5. Other Information

         NONE


ITEM 6. Exhibits & Reports on Form 8-K

     (a) Exhibits: NONE

     (b) Reports on Form 8-K:  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
        ----------------------------------
           Harold S. Elkan, President and Director


     Date:   May 14, 1996
         --------------------



     By:/s/ Steven R. Whitman
         --------------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: May 14, 1996
         ------------------