Form 10-K405
period 1996-06-30
SPORTS ARENAS INC
filed 1996-10-04
CIK 93003

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

            (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended June 30, 1996

                                    OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to ______________

                      Commission File Number 0-2380

                           SPORTS ARENAS, INC.
                           -------------------
         (Exact name of registrant as specified in its charter)

                   Delaware              13-1944249
                   --------              ----------
           (State of Incorporation) (I.R.S. Employer I.D. No.)

     5230 Carroll Canyon Road, Suite 310, San Diego, California 92121
     ----------------------------------------------------------------
            (Address of principal executive offices) (Zip Code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of August 25, 1996 was $680,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of August 25, 1996 was 27,250,000.

Documents Incorporated by Reference - None.
                                     -----

                                      PART I

ITEM I.  Business

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESS

   Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates five bowling centers (three of which were sold on August 7, 1996), an apartment project (50% owned), one office building, a construction company, and undeveloped land. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 5230 Carroll Canyon Road, San Diego, California.

     (1) BOWLING CENTERS - As of August 31, 1996, the Company's wholly-owned subsidiary, Cabrillo Lanes, Inc. (the "Bowls"), operates two bowling centers containing 110 lanes in San Diego, California. These two centers were purchased in August 1993. On August 7, 1996, the Company's wholly owned subsidiary, Marietta Lanes, Inc. sold its three bowling centers (110 lanes) in Georgia. On May 7, 1996, Redbird Lanes, Ltd. (32 lanes), a 60 percent owned subsidiary of the Company, discontinued its operations and sold its equipment in conjunction with Redbird Properties, Ltd.'s, a 69 percent owned subsidiary of the Company, sale of the land and building on May 31, 1996. Each of these centers had been owned over five years. The Company has no plans to sell the remaining two bowling centers.

The bowling centers' operations include food and beverage facilities and coin operated video and other games. The revenues from these activities average 30 percent of total bowling related revenues. The bowling centers operate the food and beverage operations, which includes sale of beer, wine and mixed drinks, at all of its bowling centers. The Company receives a negotiated percentage of the gross revenues from the coin operated video games. The video game operations at the two California operations are operated by Sports Arenas, Inc. All of the bowling centers include pro shops which are leased to independent operators for nominal amounts. All of the centers also have day care facilities which are provided free of charge to the bowlers. All of the bowling centers have automatic score-keeping and one of the remaining centers has a computerized cash control system.

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

At June 30, 1996, all of the bowling centers were licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The two remaining bowling centers employ approximately 60 people.

     (2) REAL ESTATE  DEVELOPMENT - The Company,  through its subsidiaries  (see
Item 2. Properties (b) Real Estate Development for ownership), has ownership interests in a 40 acre parcel and a 32 acre parcel of undeveloped land in Temecula, California. These properties were acquired in 1989 as part of a purchase of 276 acres of land for $12,135,000 and simultaneous sale of 204 acres of that land for $13,670,000. The Company's original plan was to also sell the remaining 72 acres to other developers, however, the Company was not able to complete any sales due to the subsequent downturn in the Southern California economy.

In September 1994, a partnership was formed with an unrelated developer (Developer) to develop the 32 acre parcel of which 27 acres is developable. The Developer has reached agreements with an anchor tenant and other tenants which are sufficient to support the development of a 107,000 square foot shopping center on 14 of the 27 developable acres. The Developer obtained construction financing in July 1996 and the project is scheduled for occupancy in March of 1997. The plan for the remaining acreage is to sell some parcels to restaurants and develop the remaining acreage as tenants sign leases. The Developer is planning to offer the shopping center for sale once it is complete.

The 40 acre parcel is commercially zoned with no current plans for development or sale. However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description).

Both the 32 and 40 acre parcels of land are located in an area of the City of Temecula that is planned for over 13,000 homes of which approximately 5,000 homes had been built through October 1994. There is a significant amount of other undeveloped commercially zoned property near both parcels. Therefore, in addition to the normal risks associated with development of unimproved land (government approvals, availability of financing, etc.), there is significant competition from the other property owners with commercially zoned land for prospective users of the property. The Company is evaluating alternatives regarding the 40 acres of land it directly owns to either sell the land or obtaining a joint venture partner to supervise and provide funding for the development of the property.

Downtown Properties, Inc. (Downtown), a wholly-owned subsidiary of the Company, owns undeveloped land in Missouri. The investment in this asset is not significant and Downtown has no immediate plans affecting this asset.

     (3) COMMERCIAL REAL ESTATE RENTAL - Real estate rental operations consist of one office building in the Sorrento Mesa area of San Diego, California, a sublessor interest in land leased to condominium owners in Palm Springs, California, and a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly-owned subsidiary of the Company, owns a 36,000 square foot office building in the Sorrento Mesa area of San Diego, California. The building was originally acquired in 1984 by 5230, Ltd., which was 75 percent owned as a limited and general partner by Sports Arenas Properties, Inc. (SAPI) , a wholly-owned subsidiary of the Company. DPDC acquired the building at a foreclosure sale in September 1992, after 5230, Ltd.'s unsuccessful attempts to re-negotiate the loan terms with the lender. The Company occupies approximately 14 percent of the office building, which was 93 percent leased as of June 30, 1996.

UCVGP, Inc., a wholly-owned subsidiary of the Company, is a one percent managing general partner and SAPI is a 49 percent limited partner in UCV, L.P. (UCV), which owns an apartment project (University City Village) located in San Diego. University City Village contains 542 rental units and was acquired in August 1974. UCV employs approximately 30 persons. The vacancy rate for the year ended March 31, 1996 was 3 percent, which is consistent with vacancy rates in the area.

     (4) CONSTRUCTION - The Company's wholly-owned subsidiary, Ocean West Builders, Inc., is a general contractor that primarily constructs tenant improvements for commercial real estate in the San Diego, California area. Most jobs performed by Ocean West Builders last 30-60 days and are the result of a bidding process with other general contractors. This business is primarily dependent on the skill and reputation of Michael Assof, the President of Ocean West Builders, Inc., which has 5 employees. As a general contractor, Ocean West Builders primarily uses subcontractors to perform most of the work on jobs. There is intense competition from other general contractors in the tenant improvement business. Most jobs are awarded as a result of a bidding process. A general contractor's success in obtaining jobs is the result of having a pool of reliable and competitive subcontractors to provide bids that are the basis for Ocean West Builders bid on the overall job. Most jobs start within weeks of being awarded, therefore there is usually no significant order backlog. There is no annual seasonality to the business.

(b) INDUSTRY SEGMENT INFORMATION: See Note 11 of Notes to Consolidated Financial Statements for required industry segment financial information.

ITEM 2. PROPERTIES

     (a)  BOWLING CENTERS:

The Company's two remaining bowling centers occupy the following facilities:

     Name              Location           Size      Expiration Date of Lease
  Grove Bowl     San Diego, California  60 lanes   June 2003- options to 2018
  Valley Bowl    San Diego, California  50 lanes   October 2003- options to 2013

The Valley Bowl real estate is owned by Bowling Properties, Inc., a wholly-owned subsidiary of the Company and is collateral for a $1,994,403 note payable. The property was purchased in November 1993 in conjunction with the acquisition of the bowling center in August 1993.

As noted previously the Company sold its three bowling centers and related real estate in Georgia on August 7, 1996. The real estate for two of the three bowling centers were owned by Sports Arenas Properties, Inc. and Marietta Lanes, Inc., both wholly owned subsidiaries of the Company. The real estate for the third center was leased.

     (b)  REAL ESTATE DEVELOPMENT:

Downtown owns 507 acres of undeveloped land in Lake of the Ozarks, Missouri. The land is collateral for a $90,164 bank loan (first deed of trust) and a $4,368,000 loan (second deed of trust) from Sports Arenas, Inc. (the parent company).

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

The 40 acres of land owned by OVP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $156,000 for the 40 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last five years. The County has a judgment for the default under the
assessment   district   obligations   but  the  Company  has  not  yet  received
notification that the County has commenced proceedings to enforce these judgments by judicial sale. The amount due to cure the judgment at June 30, 1996 was approximately $688,000. The principal balance of the allocated portion of the bonds is $1,513,730.

The 40 acre parcel is subject to an action that essentially down-zones the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description).

VRLP is developing 32 acres of unimproved land in Temecula, California that was contributed to VRLP by OVP. VRLP was formed in September 1994 by OVP and an unrelated developer (Developer) to develop 32 acres of commercially zoned unimproved land in Temecula, California that OVP contributed to VRLP in exchange for a 50 percent limited partnership interest with a priority right to distributions for specified amounts based on the acreage being developed. This property is collateral for a $9,100,000 construction loan that funded on July 3, 1996.

     (c)  REAL ESTATE OPERATIONS:

UCVGP, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owns a 542 unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for a $19,833,500 note payable by the partnership.

DPDC owns an approximate 36,000 square foot office building located in San Diego, California, which was constructed in 1983. As of June 30, 1996, the property is collateral for a $1,183,093 note payable.

DPDC is the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land is subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043.

ITEM 3. LEGAL PROCEEDINGS

At June 30, 1996, except as noted below, the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.

   (a) On August 3, 1994, Old Vail Partners, a general partnership (the predecessor to Old Vail Partners, L.P., a California limited partnership)
      (OVP) filed suit against the County of Riverside, California and the City of Temecula, California in both the California Superior Court for the County of Riverside and in the U.S. District Court, Central District, California. OVP suffered adverse judgments in both cases. OVP has filed appeals at both the California Court of Appeals and the U.S. Court of Appeals, Ninth Circuit. In November 1993, the City of Temecula adopted a general development plan that designates 40 acres of property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acre parcel from a "commercial" to "professional office" use. As described in Item 2. Properties, the parcel is subject to Assessment District liens which were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. In its suit, OVP claims that the City's adoption of a general plan as a means of re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action would be a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain.

   (b) On August 2, 1995, Old Vail Partners filed suit against the County of Riverside, California, Albert Webb and Associates, and others in California Superior Court for the County of Riverside claiming breach of contract, negligence, and other acts related to the services performed by Albert Webb and Associates as the civil engineer in calculating and allocating the assessment district costs for Special Assessment District
      159. Old Vail Partners is seeking in excess of $10,400,000 as damages, which represents the value lost on 40 acre parcel of land as a result of an inappropriate calculation and allocation of assessments to the 40 acre parcel because of work performed by unlicensed engineers without proper supervision. On October 5, 1995, the Superior Court dismissed OVP's suit. OVP is appealing this decision to the California Court of Appeals. This appeal has been consolidated with the state court appeal described in (a) above.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS     None
                                                               -------

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   (a) There is no recognized market for the Company's common stock except for limited or sporadic quotations which may occur from time to time. The following table sets forth the high and low bid prices per share of the Company's common stock in the over-the-counter market, are reported by NASDAQ (National Association of Securities Dealers' Automated Quotation System):
                                      1996        1995
                                  -----------   -----------
                                  High    Low   High    Low
                                  ----   ----   ----   -----
          First  Quarter .......   (a)    (a)   $.01    $.01
          Second  Quarter ......  $.01   $.01   $.25    $.01
          Third  Quarter .......  $.01   $.01   $.01    $.01
          Fourth  Quarter ......   (a)    (a)   (a)     (a)

             (a) No trades reported.

   (b) The number of holders of record of the common stock of the Company as of September 15, 1996 is 4,345. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

   (c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                                     Year Ended June 30,
                        ----------------------------------------------------------------------------
                             1996            1995            1994            1993            1992
                        ------------    ------------    ------------    ------------    ------------

Revenues ............    $10,154,282     $10,341,601     $10,553,976      $7,432,706      $5,908,306
Loss from
 operations .........       (764,197)       (321,718)     (2,197,897)     (2,094,811)       (166,473)
Income (loss) before
 extraordinary gain .        568,864        (809,421)     (2,083,286)     (2,488,291)       (933,516)
Income (loss) per
 common share,
 before extraordinary
 gain ...............        .02            (.03)           (.08)           (.09)           (.03)
Total assets ........     16,445,081      15,308,441      13,673,871      11,479,502      14,252,502
Long-term
 obligations ........      4,387,259       6,803,635       7,401,805       7,002,996       9,357,593

See Notes 4c, 6d and 12 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        LIQUIDITY AND CAPITAL RESOURCES

     Excluding the balance of the assessment-district-obligation-in-default included in current liabilities, the Company has a working capital deficit of $247,697 at June 30, 1996, which is a $1,425,044 decrease from the similarly calculated deficit at June 30, 1995. The primary cause of the change in working capital was the cash provided from the sale of the Redbird Properties real estate ($1,675,142) and the cash provided from the sale of undeveloped land ($160,401).

     The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its share of distributions from UCV and proceeds from real estate sales to fund these deficits. The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:


                                          1996        1995         1994
                                         ------      ------       ------
Bowling ...........................   $ ( 45,000) $  275,000    $  70,000
Rental ............................      170,000     155,000       21,000
Construction ......................       58,000      29,000       23,000
Development .......................     (300,000)   (113,000)         --
General corporate expense and other     (430,000)   (236,000)    (176,000)
                                        --------    --------     --------

Cash provided (used) by operations (547,000) 110,000 (62,000) Capital expenditures, net of
  financing .......................      (49,000)   (142,000)    (163,000)
Acquisition of bowling centers and
   real estate ....................         --          --       (196,000)
Principal payments on long-term debt    (755,000)   (865,000)  (1,267,000)
                                        --------    --------    ---------
Cash used .........................   (1,351,000)   (897,000)  (1,688,000)
                                      ==========    ========    =========

Distributions received from UCV ...      320,000     263,000    1,755,000
                                        ========    ========    =========
Proceeds from real estate sales ...    1,835,543        --          --
                                       =========    ========    =========

     As described in Note 6d of Notes to the Consolidated Financial Statements, Redbird Properties sold the land and building underlying the Redbird Lanes bowling center in May 1996. The proceeds to the Company after extinguishing long-term debt and distributions to partners was $1,675,142. As a result of the sale, the bowling center ceased operations and the equipment was sold at a nominal gain. The cash flow provided by the operations of Redbird Lanes was $25,711, $67,236, and $46,653 in 1996, 1995, and 1994, respectively. The principal payments on long-term debt for Redbird Lanes was $14,641, $15,056, and $12,690 in 1996, 1995, and 1994, respectively.

     As described in Note 12 of Notes to the Consolidated Financial Statements, on August 7, 1996, the Company sold its three bowling centers and related real estate located in Georgia for $3,950,000. The proceeds from sale after expenses and extinguishing long-term debt of $1,817,361 was approximately $2,050,000. The cash flow provided by the operations of the three bowling centers was $134,749, $307,891, and $263,559 in 1996, 1995, and 1994, respectively. The principal payments on long-term debt for these bowls were $147,171, $359,175, and $468,259 in 1996, 1995, and 1994, respectively.

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

The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $9,828,360 at June 30, 1996. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeds its liabilities by $10,000,000-$14,000,000.

     As discussed in Results of Operations and in Footnote 7b of Notes to the Consolidated Financial Statements, in October 1994 the Company transferred title in an office building to the lender in exchange for the lender extinguishing the Company's obligations for a $2,461,942 note payable which was collateralized by the office building. This portion of the rental operations provided (used) cash flow after debt service and capital replacements of $15,000 in 1995 and ($169,000) in 1994.

     At June 30, 1996, the Company owned a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which is developing 32 acres of land (of which 27 is developable) into a commercial shopping center. VRLP obtained construction financing in July 1996 to develop the first phase (14 acres) of the shopping center and construction is projected to be completed in March 1997. The Company estimates that the value of the Company's 50 percent interest, based on development of the 14 acre phase of the shopping center and sale of the remaining acreage, is approximately $2,000,000 to $4,000,000. The amount and timing of distributions that the Company may receive from VRLP are uncertain. The most likely source of funds for distributions from VRLP is either the sale of the 14 acre phase and/or sale of the remaining undeveloped land.

     At June 30, 1996, the County of Riverside, California had judgments totaling approximately $688,000 for delinquent assessment district payments related to 40 acres of undeveloped land. The annual obligation for the assessment district is approximately $156,000. The Company estimates the value of this land is approximately $3,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description). As a result of the judgment and the down-zoning of the property, the recoverability of the carrying value of this property is uncertain. If the County of Riverside commences foreclosure proceedings and the Company does not satisfy the judgments prior to foreclosure sale, the Company would lose title to the property and the property would not be subject to redemption.

     The Company is expecting a $500,000 cash flow deficit in 1997 from operating activities after adding estimated distributions from UCV ($340,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company believes its cash at June 30, 1996 and the proceeds from the sale of the bowling centers in August 1996 will be sufficient to fund the cash flow deficit. This analysis does not include consideration of the following due to their uncertainty: any distributions the Company may receive from its investment in Vail Ranch Limited Partners, or any payments due for delinquent or current property taxes and assessments on undeveloped land because these amounts may not be paid unless the Company is able to obtain an alternative source of funds or sell the property.

                              RESULTS OF OPERATIONS

     The discussion of Results of Operations is primarily by the Company's business segments. The analysis is partially based on a comparison of and should be read in conjunction with the business segment operating information in Note 11 to the Consolidated Financial Statements.

BOWLING OPERATIONS:
                                  1996 vs. 1995
                                  -------------

     The operating loss from bowling operations increased by $252,000 in 1996 primarily as a result of a $253,000 decrease in same-center bowling revenues. The closing of the operations of Redbird Lanes on May 7, 1996 and the sale of the related real estate caused decreases in the following items related to the bowling segment: revenues - $94,000; bowl costs - $54,000; selling, general and administrative expense $9,000; depreciation - $8,000, income from operations - $23,000 and interest expense - $9,000. The acquisition of a controlling interest in Redbird Properties, which owned the real estate occupied by Redbird Lanes, caused the following changes in the bowling segment operation until the property was sold in May 1996: bowl costs - $92,000 decrease related to elimination of intercompany rent; selling, general and administrative expense - $18,000 increase; and depreciation - $53,000 increase; income from operations - $21,000 increase; and interest expense - $93,000 increase. Future revenues and expenses will be lower as a result of the sale of the Redbird Lanes facilities.

Same-center bowling revenues decreased by 3.5% percent ($253,000) in 1996 primarily due to a 2.8 percent decline in games bowled, of which most of the decrease was in league games bowled (4%). Bowling revenues also declined due to a decrease in the amount of alcoholic beverage sales per game bowled (6%), reflecting a nationwide trend towards less alcohol consumption. Same center bowling costs increased by $15,000, primarily related to some lane maintenance expense deferred from the prior year. Same-center selling, general and administrative expense increased by $51,000 primarily due to increases in marketing and promotion expense ($51,000) and an increase in legal expenses ($30,000) related to litigation that was settled for an immaterial amount in April 1996. Same-center depreciation and amortization expense related to the bowling segment decreased by $69,000 primarily due to the expiration of the amortization periods for leasehold improvements related to a bowling center that was acquired in September 1988 and the video game equipment acquired in January 1994. Same center interest expense declined by $55,000 primarily due to the continued decline of the outstanding principal balances of long-term debt related to the bowling segment.

                                  1995 vs. 1994
                                  -------------

     The operating loss from bowling operations decreased by $305,000 in 1995 as a result of decreases in bowl costs and depreciation that exceeded the decrease in bowling revenues. Bowling revenues decreased by 1.9 percent ($149,000) in 1995 primarily due to a 1.4 percent decline in games bowled, of which most of the decrease was in open games bowled. Bowling revenues also declined due to a decrease in the amount of alcoholic beverage sales per game bowled, reflecting a nationwide trend towards less alcohol consumption. Bowling costs decreased by
4.3 percent ($226,000) primarily due reductions in payroll and related costs ($73,000 or 3 percent of payroll and related costs) and maintenance expense ($171,000 or 27 percent of maintenance expense). Payroll reductions were made to reflect the decline in business. Approximately $80,000 of the decrease in maintenance expense related to higher expenses in the prior year for deferred maintenance on the two bowls acquired in August 1993. Maintenance expense also decreased related to a decrease in resurfacing expense ($60,000). Depreciation and amortization expense related to the bowling segment ($850,000) decreased by $98,000 primarily due to the expiration of the amortization periods for leasehold improvements, goodwill and covenant-not-to-compete related to a bowling center that was acquired in September 1988.

CONSTRUCTION OPERATIONS

     Construction costs were 86%, 84%, and 85% of construction revenues in 1996, 1995 and 1994, respectively. Selling, general and administrative expenses directly related to the construction segment were $168,000, $218,000, and $195,000 in 1996, 1995 and 1994, respectively. The $50,000 decrease in the construction segment selling, general and administrative expense in 1996 was primarily due to a $27,000 increase in general overhead being charged to construction in progress due to the larger volume of jobs uncompleted at June 30, 1996. Incentive compensation also decreased in 1996 related to reduced profitability of jobs. There have been no significant changes to the operations of the construction segment for the last three years.

RENTAL OPERATIONS

     The Company's rental operations in the years ended June 30, 1996 and 1995 principally consisted of ownership and leasing one office building (36,000 square feet of leasable space), a sub-lessor's interest in a land leases to condominium owners, and a small fruit-market on undeveloped land (starting in October 1994). Other than the effect of the disposal of an office building in October 1994, which is noted below, rental revenues and costs increased by $35,000 and $18,000, respectively. There was no significant change to rental revenues and costs or operating income in 1996. The market area for the remaining office building has been stable in terms of occupancy for the past three years and rent rates have gradually been increasing by 7-8 percent per year. However, current rent rates are approximately 60 percent of rates that existed in 1990.

In October 1994, the Company disposed of a 24,000 square foot office building that it had owned since December 1986. The disposal of the office building resulted in the following decreases in 1996 and 1995 from prior years:
                            1996         1995
                          --------    ---------
Rental revenues .......    $50,000      151,000
Rental costs ..........     18,000       73,000
Depreciation ..........     27,000       80,000
Provision for
 impairment loss ......       --      1,578,000
Operating (income) loss     (5,000)   1,580,000
Interest ..............     12,000      144,000

Other than the changes related to the disposal of the office building, rent revenues in 1995 only changed slightly due to the addition of the rent from the fruit-market in October 1994 ($28,000) and the indexed increases in the rent rates of the ground subleases ($14,000) in 1994. Rental costs did not change significantly in 1995 other than from the disposal of the office building.

The operating loss reported by the rental segment of $1,408,316 in 1994 included a provision for impairment loss of $1,578,000 in 1994, which related to the 24,000 square foot office building that the Company transferred to the lender in 1995 in exchange for the lender extinguishing the Company's obligations for a $2,461,942 note payable (See Note 7b of Notes to Consolidated Financial Statements). The provision for the impairment loss represents the amount by which the carrying value of the property exceeded its estimated fair value of $1,200,000. The Company recorded a $1,261,826 extraordinary gain on extinguishment of debt in 1995 from this transaction.

REAL ESTATE DEVELOPMENT:

     The real estate development segment consists primarily of operations related to undeveloped land in Temecula, California, which is owned by Old Vail Partners. As a result of a restructuring of the ownership, the activities of this entity were consolidated effective September 23, 1994. The development costs consist primarily of legal expenses ($120,000 in 1996 and $85,000 in 1995) related to the litigation regarding the effective down-zoning of the 40 acre parcel and property taxes of $62,000 in 1996 and $52,000 in 1995.

OTHER

     In addition to the changes in selling, general and administrative expense related to the bowling, construction, and rental segments noted previously, the corporate segment, before allocation to the other segments, increased by $148,000 in 1996 and decreased by $61,000 in 1995 . The increase in 1996 primarily related to discretionary bonuses of $140,000 awarded in 1996. The decrease in 1995 was primarily due to decreases in payroll and professional fees.

     The following is a schedule of the increases (decreases) to interest expense in 1996 and 1995, compared to the prior year:
                                                    1996         1995
                                                  --------    ---------
Increase  related to acquisition of controlling
   interest in Redbird Properties .............    $93,000    $    --
Increase in Redbird Lanes .....................      9,000         --
Increase  related to  purchase  of Valley  Bowl
   real estate ................................       --         50,000
Other decreases to bowl segment ...............    (55,000)     (50,000)
Decrease related to sale of office building ...    (12,000)    (144,000)
Other decreases to rental segment .............    (18,000)     (74,000)
Other increases ...............................     13,000       12,000
                                                  --------    ---------
Net increase in interest expense ..............    $30,000    $(206,000)
                                                  ========    =========

Other decreases of bowling segment interest expense in 1996 and 1995 both relate to decreases in the outstanding principal balances of long-term debt related to the bowling segment. The Company purchased the real estate occupied by Valley Bowl in November 1993, which resulted in an increase in interest expense in 1995 due to the partial year's interest in 1994. Interest expense of the rental segment decreased in 1995 primarily due to a refinancing of the Company's remaining office building in October 1994, which resulted in a $74,000 decrease in interest paid and amortization of finance costs. Interest expense of the rental segment also decreased in 1996 and 1995 as a result of the disposition of an office building in October 1995.

     The equity in income of investees decreased in 1996 and 1995 due to a decline in the Company's share of income of UCV ($110,000 in 1996 and $236,000 in 1995) which was partially offset by a decline in the equity in net loss of OVP. Net income of UCV declined in 1996 because of the write-off of $186,000 of redevelopment planning costs incurred in 1996 and 1995. Net income from UCV declined in 1995 because of higher interest expense related to the refinancing of its debt in June 1994. The equity in net loss of Old Vail declined because the Company commenced consolidating its results of operations in September 1994.

     A subsidiary of the Company accrued amounts in prior years related to a a loss contingency which were reversed in 1996 as the loss contingency was no longer probable.


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

Directors and Officers   Age   Position and Tenure with Company
----------------------  ----   ---------------------------------

Harold S. Elkan          53    Director since November 7, 1983;
                                President since November 11, 1983

Steven R. Whitman        43    Chief Financial Officer and Treasurer since
                                  May 1987;
                                Director and Assistant Secretary since
                                  August 1, 1989
                                Secretary since January 1995

Patrick D. Reiley        55    Director since August 21, 1986

James E. Crowley         49    Director since January 10, 1989

Robert A. MacNamara      48    Director since January 9, 1989

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

     4. James E. Crowley has been an owner and operator of various automobile dealerships for the last eighteen years. Mr. Crowley is vice president of Jamar Holdings, Ltd., doing business as San Diego Mitsubishi (he was the President and controlling shareholder from 1988 to 1994), President of Coast Nissan since 1992; and President of Escondido Jeep Eagle/GMC Truck since March 1994.

     5. Robert A. MacNamara has been employed by Daley Corporation, a California corporation, since 1978, the last eleven years of which he has served as Vice President of the Property Division. Daley Corporation is a residential and commercial real estate developer and a general contractor.

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

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 1994 through 1996 all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 1996 exceeded $100,000.
                                                     Long-term   All Other
    Name and                                          Compen-     Compen-
Principal Position Year   Salary    Bonus    Other    sation      sation
-----------------  ---    ------    -----    -----   ---------   ---------

Harold S. Elkan,   1996  $250,000 $100,000  $   -    $     -     $     -
   President       1995   250,000      -        -          -           -
                   1994   250,000      -        -          -           -

Steven R. Whitman, 1996  100,000    40,000      -          -           -
 Chief Financial   1995  100,000       -        -          -           -
     Officer       1994  100,000       -        -          -           -


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

     (h) EMPLOYMENT  CONTRACTS,  TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS: Pursuant to an employment agreement, which expires January 1998, Harold S. Elkan, the Company's President, is to receive a sum equal to twice his annual salary ($250,000 as of June 30, 1996) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

     (j) COMPENSATION  COMMITTEE  INTERLOCKS AND INSIDER  PARTICIPATION:
Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 1996.

     (k)  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The  Company's  Board  of  Directors   appointed   Harold  S.  Elkan  as
a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Board of Directors, excluding Harold S. Elkan and Steven R. Whitman, set and approve compensation for Harold S. Elkan.

        The objectives of the Company's executive compensation program are to: attract, retain and motivate highly qualified personnel; and recognize and reward superior individual performance. These objectives are satisfied through the use of the combination of base salary and discretionary bonuses. The following items are considered in determining base salaries: experience, personal performance, responsibilities, and, when relevant, comparable salary information from outside the Company. Currently, the performance of the Company is not a factor in setting compensation levels. Annual cash bonus payments are discretionary and would typically relate to subjective performance criteria. Bonuses of $100,000 and $40,000 were awarded to Harold Elkan and Steven Whitman, respectively, in the year ended June 30, 1996.

        In the fiscal year ended June 30, 1993 the outside members of the Board of Directors approved a new employment agreement for Harold S. Elkan effective from January 1, 1993 until December 31, 1997. This agreement provides for annual base salary of $250,000 plus discretionary bonuses as the Board of Directors may determine and approve. In setting the compensation levels in this agreement, the Board of Directors, in addition to utilizing their personal knowledge of executive compensation levels in San Diego, California, referred to a special compensation study performed in 1987 for the Board of Directors by an independent outside consultant.

        Outside members of Board of Directors approving the Compensation for Harold S. Elkan:
                      Patrick D. Reiley
                      James E. Crowley
                      Robert A. MacNamara

        Directors' Compensation Committee for Other Employees:
                      Harold S. Elkan

     (l) PERFORMANCE GRAPH: The following schedule and graph compares the performance of $100 if invested in the Company's common stock (SAI) with the performance of $100 if invested in each of the Standard & Poors 500 Index (S&P
500), the Standard & Poors Leisure Time Index (S&P LT), and American Recreation Centers, Inc. (ARC), a company primarily operating in the bowling industry.

The performance graph and schedule provide information required by regulations of the Securities and Exchange Commission. However, the Company believes that this performance graph and schedule could be misleading if it is not understood that there is limited trading of the Company's stock.

The performance is calculated by assuming $100 is invested at the beginning of the period (July 1990) in the Company's common stock at a price equal to its market value (the bid price). At the end of each fiscal year, the total value of the investment is computed by taking the number of shares owned multiplied by the market price of the shares at the end of each fiscal year.

            SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                            Sports                   S&P       American
                            Arenas,                Leisure    Recreation
           Year Ended        Inc.      S&P 500      Time       Centers
           ---------       -------     -------    --------    ----------
             6/91            100         100         100         100
             6/92            100         114          96          97
             6/93            100         126          96          97
             6/94            100         124         128         112
             6/95            100         153         115         134
             6/96            100         188         148         111

[GRAPHIC OMITTED]


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) - (c):

                                   Shares        Nature of
                                Beneficially     Beneficial       Percent
      Name and Address             Owned         Ownership        of Class
      ----------------          ------------    -----------       --------
     Harold S. Elkan           21,808,267 (1)  Sole investment      80.0%
     5230 Carroll Canyon Road                  and voting power
     San Diego, California

     All directors and         21,808,267      Sole investment      80.0%
        officer as a group                     and voting power


(1)  These  shares  of  stock  are  owned  by  Andrew  Bradley,  Inc.  which  is wholly-owned by Harold S. Elkan. Andrew Bradley, Inc. has pledged 10,900,000 of its shares of Sports Arenas, Inc. stock as collateral for its loan from Sports Arenas, Inc. See Note 3c of Notes to Consolidated Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) - (c):

     1. The Company has $552,657 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his wholly-owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 1996. The balance at June 30, 1996 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $100,000 due on January 1, 1997-1999. The balance is due January 1, 2001.

     2. The Company was a partner in several partnerships with Harold S. Elkan (including his children) and S. Robert Elkan (the brother of Harold S. Elkan) or a company controlled by him. In each of these partnerships, the Company's limited partnership interest was entitled to a priority return over the other limited partners.

        Redbird Lanes, Ltd., which owned a bowling center acquired December 31, 1986, was owned by the Company as a 60-percent combined general and limited partner, S. Robert Elkan as a 20-percent limited partner, and Harold S. Elkan as a 20-percent limited partner.

        Redbird Properties, Ltd., was 30-percent owned as general and limited partners in combination by S. Robert Elkan and an entity wholly-owned by him. As of June 30, 1995, Harold S. Elkan owned a 30-percent limited partnership interest and the remaining 40-percent interest was owned by the SAPI as a limited partner. Redbird Properties, Ltd. owns the land and building in which the Red Bird Lanes bowling center is located. During the year ended June 30, 1995, Red Bird Lanes paid approximately $111,000 of rent to Redbird Properties, Ltd. S. Robert Elkan and his wife, Harold S. Elkan, and the Company are guarantors of the $750,000 loan used to purchase the property. Effective July 1, 1995, the Company purchased a 29 percent partnership interest (in addition to the 40 percent interest it has owned since 1987) in Redbird Properties, Ltd. from Harold S. Elkan for $446,000. The purchase price is payable in monthly installments of interest at 8 percent per annum plus annual principal payments of $100,000 on January 1, 1996-1999 and $46,000 on January 1, 2000. The agreement provides for an adjustment to the purchase price if the partnership subsequently sells the real estate prior to June 30, 1996. As described in Note 6d of Notes to the Consolidated Financial Statements, Redbird Properties, Ltd. sold the land and building on May 31, 1996 for $2,800,000 and this resulted in an adjustment of the purchase price to $419,744.

     3. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (10-3/4 percent at June 30, 1996) and to be added to the principal balance annually. At June 30, 1996, $717,013 of interest had been accrued. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   A.  The following documents are filed as a part of this report:

1. Financial Statements of Registrant

  Independent Auditors' Report ...........................................   17

  Sports Arenas, Inc. and Subsidiaries consolidated financial statements:

     Balance sheets as of June 30, 1996 and 1995 ......................... 18-19

     Statements of operations for each of the years in the ...............   20
       three-year period ended June 30, 1996

     Statements of shareholders' equity (deficiency) for each of
       the years in the three-year period ended June 30, 1996 ............   21

     Statements of cash flows for each of the years in the
       three-year period ended June 30, 1996 .............................22-23

     Notes to financial statements .......................................24-38

2. Financial Statements of Unconsolidated Subsidiaries

  UCV, L.P. (a California limited partnership)- 50 percent owned investee:

     Independent Auditors' Report ........................................   39

     Balance Sheets as of March 31, 1996 and 1995 ........................   40

     Statements of income and partners' equity (deficiency) for
       each of the years in the three-year period ended March 31, 1996....   41


     Statements of cash flows for each of years in the three-year
     period ended March 31, 1996 .........................................   42

     Notes to financial statements ....................................... 43-44

3. Financial Statement Schedules

     There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto ..........................................


4.  Exhibits

     22.1   Subsidiaries of the Registrant ...............................   46

B.  Reports on Form 8-K:

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                           INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.





                                                   KPMG PEAT MARWICK LLP

San Diego, California
September 25, 1996

                       SPORTS ARENAS, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995


                                      ASSETS

                                                            1996            1995
                                                        ------------    ------------
Current assets:
   Cash and equivalents .............................   $  1,093,465    $    120,027
   Current portion of notes receivable ..............         25,000          25,000
   Current portion of notes
     receivable-affiliate (Note 3b) .................        100,000         100,000
   Construction contract receivables ................        623,877         273,912
   Other receivables ................................        134,843          41,346
   Costs in excess of billings on
     uncompleted contracts ..........................           --            14,471
   Prepaid expenses .................................        182,823         148,225
   Property and equipment sold on
     August 7, 1996 (Note 12) .......................      2,745,978            --
                                                        ------------    ------------
     Total current assets ...........................      4,905,986         722,981
                                                        ------------    ------------
Receivables due after one year:
   Note receivable (Note 3a) ........................        731,993         743,144
   Less deferred gain (Note 3a) .....................       (716,025)       (737,447)
   Affiliate (Note 3b) ..............................        552,567         595,224
   Other ............................................         81,696         115,100
                                                        ------------    ------------
                                                             650,231         716,021
     Less current portion ...........................       (125,000)       (125,000)
                                                        ------------    ------------
                                                             525,231         591,021
                                                        ------------    ------------

Property and equipment, at cost (Notes 7 and 10):
   Land .............................................        678,000       1,529,000
   Buildings ........................................      2,461,327       4,477,544
   Equipment and leasehold and tenant improvements ..      1,234,170       5,702,034
                                                        ------------    ------------
                                                           4,373,497      11,708,578
     Less accumulated depreciation and amortization .     (1,175,332)     (5,088,774)
                                                        ------------    ------------
     Net property and equipment .....................      3,198,165       6,619,804
                                                        ------------    ------------

Other assets:
   Undeveloped land, at cost (Notes 4 and 6c) .......      4,737,353       4,804,496
   Capitalized carrying costs on leased land (Note 5)         85,569          87,465
   Goodwill, net of accumulated amortization of
        $807,218 and $538,146 .......................        538,144         807,216
   Deferred loan costs, net of accumulated
        amortization of $107,929 and $71,838 ........         97,161         127,002
   Investments (Note 6) .............................      2,232,119       1,416,147
   Other ............................................        125,353         132,309
                                                        ------------    ------------
                                                           7,815,699       7,374,635
                                                        ------------    ------------
                                                        $ 16,445,081    $ 15,308,441
                                                        ============    ============

                       SPORTS ARENAS, INC. AND SUBSIDIARIES

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                            1996            1995
                                                        ------------    ------------
Current liabilities:
   Long-term debt subject to extinguishment (Note 12)   $  1,808,282    $       --
   Assessment district obligation-in default (Note 6c)     2,061,090       1,928,403
   Long-term debt due within one year (Note 7a) .....      1,061,000         705,000
   Long-term debt due within one year,
      related party (Note 6d) .......................        100,000            --
   Note payable, line of credit (Note 7c) ...........           --            88,742
   Accounts payable .................................        908,530         663,814
   Accrued payroll and related expenses .............        308,619         130,890
   Accrued property taxes (Note 6c) .................        385,591         249,146
   Accrued interest .................................         33,794          93,350
   Accrued frequent bowler program expense ..........        250,506         200,292
   Other accrued liabilities                                 297,361         264,488
                                                        ------------    ------------
     Total current liabilities                             7,214,773       4,324,125
                                                        ------------    ------------

Long-term debt, excluding current portion (Note 7) ..      4,167,515       6,803,635
                                                        ------------    ------------

Long-term debt, related party, excluding current
  portion (Note 6d) .................................        219,744            --
                                                        ------------    ------------

Distributions received in excess of
  basis in investment (Notes 6a and 6b)..............      9,828,360       9,559,390
                                                        ------------    ------------

Tenant security deposits ............................         25,894          24,616
                                                        ------------    ------------

Minority interest in consolidated
 subsidiary (Note 6c) ...............................      2,212,677       2,212,677
                                                        ------------    ------------

Commitments and contingencies
     (Notes 3a, 4a, 4c, 5, 6c, 6e, 8, and 10)


Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and
     outstanding ....................................        272,500         272,500
   Additional paid-in capital .......................      1,730,049       1,730,049
   Accumulated deficit ..............................     (7,448,409)     (8,017,273)
                                                        ------------    ------------
                                                          (5,445,860)     (6,014,724)

   Less note receivable from shareholder (Note 3c) ..     (1,778,022)     (1,601,278)
                                                        ------------    ------------

     Total shareholders' equity (deficiency) ........     (7,223,882)     (7,616,002)
                                                        ------------    ------------

                                                        $ 16,445,081    $ 15,308,441
                                                        ============    ============



           See accompanying notes to consolidated financial statements.

                       SPORTS ARENAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994


                                                1996            1995            1994
                                            ------------    ------------    ------------
Revenues:
   Bowling ..............................   $  7,452,834    $  7,799,991    $  7,949,200
   Rental ...............................        509,004         523,952         632,862
   Construction .........................      2,008,073       1,785,523       1,752,056
   Other ................................         76,138         125,519         114,034
   Other-related party (Note 6b) ........        108,233         106,616         105,824
                                            ------------    ------------    ------------
                                              10,154,282      10,341,601      10,553,976
                                            ------------    ------------    ------------

Costs and expenses:
   Bowling ..............................      4,841,886       4,973,179       5,198,473
   Rental ...............................        249,354         250,147         327,429
   Construction .........................      1,734,261       1,501,900       1,495,901
   Development ..........................        185,691         141,391            --
   Selling, general and administrative ..      2,921,886       2,758,052       2,811,989
   Depreciation and amortization ........        985,401       1,038,650       1,207,081
   Provisions for impairment ............
     losses (Note 7b) ...................           --              --         1,711,000
                                            ------------    ------------    ------------
                                              10,918,479      10,663,319      12,751,873
                                            ------------    ------------    ------------
Loss from operations ....................       (764,197)       (321,718)     (2,197,897)
                                            ------------    ------------    ------------

Other income (charges):
   Investment income:
     Related party (Notes 3b and 3c) ....        222,556         201,413         149,763
     Other ..............................         78,417          75,610          75,301
   Interest expense and amortization of
     finance costs ......................       (846,842)       (816,567)     (1,022,208)
   Interest expense related to
   development activities ...............       (239,190)       (139,463)           --
   Equity in income of investees (Note 6)        104,450         171,751         338,565
   Lawsuit settlement (Note 8c) .........           --              --           548,190
   Gain on sale of property and
     equipment (Note 6d) ................      1,658,463            --              --
   Minority interest in income of
     consolidated subsidiary (Note 6d) ..       (556,237)           --              --
   Gain on sale of undeveloped
     land (Note 4b) .....................        120,401            --              --
   Reversal of accrued liability (Note 8d)       769,621            --              --
   Recognition of deferred gain (Note 3a)         21,422          19,553          25,000
                                            ------------    ------------    ------------
                                               1,333,061        (487,703)        114,611
                                            ------------    ------------    ------------

Income (loss) before extraordinary gain .        568,864        (809,421)     (2,083,286)

Extraordinary gain from troubled debt
   restructuring (Note 7b) ..............           --         1,261,826            --
                                            ------------    ------------    ------------

Net income (loss) .......................   $    568,864    $    452,405    $ (2,083,286)
                                            ============    ============    ============

Per common share (based on weighted
 average hares outstanding):
  Income (loss) before
   extraordinary gain ...................   $        .02    $       (.03)   $       (.08)
                                            ============    ============    ============

  Net income (loss) .....................   $        .02    $        .02    $       (.08)
                                            ============    ============    ============

           See accompanying notes to consolidated financial statements.

                       SPORTS ARENAS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994





                                             Common Stock
                                         ---------------------   Additional
                                          Number of               paid-in     Accumulated
                                           Shares     Amount      capital       deficit          Total
                                         ----------   --------   ----------   -----------    -----------

Balance at June 30, 1993 .............   27,250,000   $272,500   $1,730,049   $(6,386,392)   $(4,383,843)

Net loss .............................         --         --           --      (2,083,286)    (2,083,286)
                                         ----------   --------   ----------   -----------    -----------

Balance at June 30, 1994 .............   27,250,000    272,500    1,730,049    (8,469,678)    (6,467,129)

Net income ...........................         --         --           --         452,405        452,405
                                         ----------   --------   ----------   -----------    -----------

Balance at June 30, 1995 .............   27,250,000    272,500    1,730,049    (8,017,273)    (6,014,724)

Net income ...........................         --         --           --         568,864        568,864
                                         ----------   --------   ----------   -----------    -----------

Balance at June 30, 1996 .............   27,250,000   $272,500   $1,730,049   $(7,448,409)   $(5,445,860)
                                         ==========   ========   ==========   ===========    ===========





















 See accompanying notes to consolidated financial statements.

                       SPORTS ARENAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                1996           1995           1994
                                            -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss) .....................   $   568,864    $   452,405    $(2,083,286)
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
    by operating activities:
     Amortization of deferred financing
      costs and discount ................        38,976         41,989        100,389
     Depreciation and amortization ......       985,401      1,038,650      1,207,081
     Undistributed income of investees ..      (104,450)      (171,751)      (338,565)
     Gain on sale or real estate and
      undeveloped land ..................    (1,778,864)          --             --
     Minority interest in income of
      consolidated subsidiary ...........       556,237           --             --
     Extraordinary gain .................          --       (1,261,826)          --
     Interest income accrued on note
      receivable from shareholder .......      (176,744)      (157,612)      (110,128)
     Provisions for impairment losses ...          --             --        1,711,000
     Interest accrued on assessment
      district obligation ...............       132,687        168,278           --
     Reversal of accrued liability.......      (769,621)          --             --
     Lawsuit settlement accrual .........          --             --         (548,190)
                                            -----------    -----------    -----------
                                               (547,514)       110,133        (61,699)
   Changes in assets and liabilities:
    (Increase) decrease in other
      receivables, prepaid expenses, and
      costs in excess of billings .......      (449,572)        97,043        (86,134)
    Increase (decrease) in accounts
      payable and accrued expenses ......       718,106        (54,151)       566,076
    Other ...............................       (23,406)       (34,186)       (35,521)
                                            -----------    -----------    -----------
      Net cash provided (used) by
        operating activities ............      (302,386)       118,839        382,722
                                            -----------    -----------    -----------

Cash flows from investing activities:
   Increase in notes receivable .........        87,212        (58,383)        (6,921)
   Capital expenditures - other .........       (48,611)      (142,426)      (163,435)
   Contributions to investees ...........       (69,643)       (97,571)          --
   Distributions from investees .........       320,000        302,499      1,754,743
   Acquire interest in Redbird
     Properties (Note 6d) ...............        (5,289)          --             --
   Acquire additional interest in Old
     Vail Partners ......................          --          (49,845)          --
   Proceeds from sale of undeveloped land       160,401           --             --
   Proceeds from sale of real
     estate (Note 6d) ...................     1,675,142           --             --
   Proceeds from sale of investment .....          --             --           93,000
   Purchase of bowling centers ..........          --             --         (196,242)
                                            -----------    -----------    -----------
     Net cash provided (used) by
      investing activities ..............     2,119,212        (45,726)     1,481,145
                                            -----------    -----------    -----------

 Cash flows from financing activities:
   Scheduled principal payments .........      (754,646)      (864,740)    (1,007,921)
   Proceeds from line of credit .........       510,000        303,102        300,000
   Payments on line of credit ...........      (598,742)      (214,360)      (558,600)
   Costs related to troubled debt
     restructuring ......................          --          (21,659)          --
   Loan costs to refinance long-term debt          --          (39,417)          --
   Other ................................          --          (20,756)       (12,000)
                                            -----------    -----------    -----------
   Net cash used by financing activities       (843,388)      (857,830)    (1,278,521)
                                            -----------    -----------    -----------

Net increase (decrease) in cash and
  equivalents ...........................       973,438       (784,717)       585,346
Cash and equivalents, beginning of year .       120,027        904,744        319,398
                                            -----------    -----------    -----------

Cash and equivalents, end of year .......   $ 1,093,465    $   120,027    $   904,744
                                            ===========    ===========    ===========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995, AND 1994


SUPPLEMENTAL CASH FLOW INFORMATION:

                   1996       1995       1994
                ---------   --------   --------

Interest paid   $ 793,000   $789,000   $900,000
                =========   ========   ========

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

  Long-term debt of $17,751 in 1995 and $167,063 in 1994 were incurred to finance other capital expenditures of $28,750 in 1995, and $190,545 in 1994.

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

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


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

   Cash and equivalents - Cash and equivalents only include highly liquid investments with original maturities of less than 3 months. Cash equivalents totaled $963,169 at June 30, 1996.

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

   Valuation impairment - The Company records a provision for value impairment of long-lived assets, including goodwill, whenever the sum of the estimated undiscounted future cash flows from operations plus the asset's estimated undiscounted disposition value is less than the current book value. The provision for value impairment, if any, is equal to the excess by which the current book value exceeds the fair value of the asset. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed OF" on April 1, 1996. The Company's previous method of accounting for impairment losses was similar to SFAS No. 121, therefore there was no impact on the Company's financial position or results of operations.

   Reclassifications - The Company has reclassified certain prior period amounts in 1995 and 1994 to conform to their classification in 1996.

   Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk are the notes receivable described in Note 3.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


1. Summary of significant accounting policies (continued):

   Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

     Cash and cash equivalents - the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

     Notes receivable - the fair value was determined by discounting future cash flows using interest rates for similar types of borrowing arrangements. The carrying value of notes receivable reported in the balance sheet approximates the fair value.

     Long-term debt - the fair value was determined by discounting future cash flows using the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value of long-term debt reported in the balance sheet approximates the fair value.

   Use of estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with general accepted accounting principles. Actual results could differ from these estimates.

2.  Related party transactions:

   A director of the Company owned an insurance company that served as the Company's insurance agent for 17 years until it ceased operations in June 1995. The Company paid $268,000 and $246,000 of insurance premiums to this insurance agent in the years ended June 30, 1995 and 1994, respectively.

   See notes 3b, 3c, 4a, 6d, 6e, and 8a for other related party transactions.

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
                                                             1996        1995
                                                          ---------    ---------
          Balance  of  note  receivable  due in  monthly
          installments .................................  $ 693,517    $ 708,145
          Deferred interest due September 1997 .........     38,476       34,999
                                                         ----------    ---------
                                                          $ 731,993    $ 743,144
                                                          =========    =========

        The Company is deferring recognition of $800,000 of the gain from the sale of the bowling centers in the year ended June 30, 1989 until such time as the operations of the two bowling centers become sufficient to support the payment of their obligations or as the principal balance of the note plus accrued and unpaid interest is reduced below $800,000. The Company recognized $21,422, $19,553, and $25,000 of the deferred gain in the years ended June 30, 1996, 1995 and 1994, respectively. The deferred gain is presented as a reduction of the note receivable in the consolidated balance sheets.

   (b) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $45,812, $43,801, and $39,635 in 1996, 1995, and 1994, respectively. The balance of $552,567 at June 30, 1996 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $100,000 due in January 1, 1997-1999. The balance is due on January 1, 2001.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

3. Notes receivable (continued):

   (c) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (10-3/4 percent at June 30, 1996) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $717,013 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company. The Company recorded interest income from this note of $176,744 in 1996, $157,612 in 1995, and $110,128 in 1994.

4. Undeveloped land:

   (a) In August 1984, the Company acquired approximately 500 acres of undeveloped land in Lake of Ozarks, Missouri from an entity controlled by Harold S. Elkan (Elkan). The purchase price approximated the affiliate's original purchase price. Elkan has agreed to indemnify the Company for any realized decline in value of the land. The carrying value of the land was $281,629 at June 30, 1996 and 1995.

   (b) The Company owned approximately 55 acres of undeveloped land in Sierra County, New Mexico which was subject to a contract for sale to a third party at an imputed value of $150,000, which was executed in 1988. Due to the nature of the terms of the contract, the Company was going to record portions of the sale as payments were received. The purchaser defaulted on the contract, but the Company did not cancel the contract. As a result of the defaulted contract and lack of market for sale of the land, the Company had recorded $118,500 of valuation adjustments in prior years to reduce the carrying value to $40,000. In January 1996 the Company received $160,401 as payment in full on the contract and recorded a $120,401 gain from the sale of the land.

   (c) Through its ownership of Old Vail Partners, L.P. and its predecessor Old Vail Partners, a general partnership (collectively referred to as OVP, see Note 6c), the Company owns 40 acres of undeveloped land in Temecula, California. The $4,455,724 ($4,482,867 at June 30, 1995) carrying value of the property consists of: acquisition cost- $2,615,787, capitalized assessment district costs- $1,577,025 (see Note 6c), and other development planning costs $262,910. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $688,000 regarding assessment district obligations. The County has not yet commenced foreclosure proceedings. In November 1993, the City of Temecula adopted a general development plan that designates 40 acres of property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acre parcel from a "commercial" to "professional office" use. The parcel is subject to Assessment District liens which were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. OVP has filed suit against the City of Temecula claiming that the City's adoption of a general plan as a means of effectively re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

5. Capitalized carrying costs on leased land:

   The Company is a sublessor on a parcel of land which is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980. The Company is amortizing the capitalized carrying costs over the period of the subleases on the straight-line method. The capitalized costs are presented net of accumulated amortization of $26,105 in 1996 and $24,209 in 1995. The future minimum rental payments payable by the Company to the lessor on the lease are approximately $128,000 per year for the remaining term of 47 years (aggregate of $6,025,000) based on 85 percent of the minimum rent due from the sublessees. The future minimum rents due to the Company from the sublessees are approximately $151,000 per year for the remaining term of 47 years (aggregate of $7,088,000). The subleases provide for increases every five years based on increases in the Consumer Price Index.

6. Investments:

   (a) Investments consist of the following:

                                                    1996           1995
                                             -----------    -----------
Accounted for on the equity method:
   Investment in UCV, L.P. ...............   $(9,828,360)   $(9,559,390)
   Vail Ranch Limited Partners ...........     2,182,087      1,219,033
   Redbird Properties, Ltd. ..............          --          134,975
                                             -----------    -----------
                                              (7,646,273)    (8,205,382)
   Less Investment in UCV, L.P. classified
     as liability- Distributions received
     in excess of basis in investment ....     9,828,360      9,559,390
                                             -----------    -----------
                                               2,182,087      1,354,008
Accounted for on the cost basis:
   All Seasons Inns, La Paz ..............        50,032         62,139
                                             -----------    -----------
     Total investments ...................   $ 2,232,119    $ 1,416,147
                                             ===========    ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                               1996        1995         1994
                            --------   ---------    ---------
UCV, L.P. ...............   $104,450   $ 224,222    $ 459,776
Old Vail Partners .......       --       (50,256)    (117,000)
Vail Ranch Limited
  Partners ..............       --          --           --
Redbird Properties,  Ltd.       --        (2,215)      (4,211)
                            --------   ---------    ---------

                            $104,450   $ 171,751    $ 338,565
                            ========   =========    =========

   The following is a reconciliation of the investments, other than UCV, L.P., accounted for on the equity method:
                                                         Vail Ranch
                                                          Limited      Redbird
                                                          Partners    Properties
                                                         ----------   ---------
Balance, July 1, 1995 ................................   $1,219,033   $ 134,975
Net carrying value of assets transferred upon
   consolidation .....................................         --      (134,975)
Assumption of partnership liability ..................       56,221        --
Reversal of accrued liability.........................      837,190        --
Contributions (distributions) ........................       69,643        --
                                                         ----------   ---------
Balance, June 30, 1996 ...............................   $2,182,087   $    --
                                                         ==========   =========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

6. Investments (continued):

   (b) Investment in UCV, L.P.:

     The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California.

     The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):
                                   1996          1995          1994
                               -----------   -----------   -----------
Total assets ...............   $ 2,587,000   $ 2,867,000   $ 2,409,000
Total liabilities ..........    20,204,000    20,179,000    17,291,000

Revenues ...................     4,169,000     3,990,000     3,840,000
Operating and general and
  administrative costs .....     1,465,000     1,431,000     1,433,000
Redevelopment planning costs       186,000          --            --
Depreciation ...............       194,000       182,000       187,000
Interest expense ...........     2,115,000     1,929,000     1,300,000
Net income .................       209,000       448,000       920,000


     The  apartment  project  is  managed  by  the  Company,   which  recognized
     management fee income of $108,233, $106,616, and $105,824 in the twelve month periods ended June 30, 1996, 1995, and 1994, respectively.

     A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:

                                  1996           1995
                              -----------    -----------
Balance, beginning ........    $9,559,390     $9,467,693
Equity in income ..........      (104,450)      (224,222)
Cash distributions ........       320,000        262,499
Amortization of purchase
  price in excess of equity
  in net assets ...........        53,420         53,420
                              -----------    -----------
Balance, ending ...........    $9,828,360     $9,559,390
                              ===========    ===========

   (c) Investment in Old Vail Partners and Vail Ranch Limited Partnership:

     RCSA Holdings, Inc. (RCSA) and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P. , a California limited partnership
     (OVP). OVP owns approximately 40 acres of undeveloped land and a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). Since September 1988, OVP had been a general partnership with RCSA as 33 percent co-managing general partner and a third-party as a 67 percent co-managing general partner. Effective in September 1994: the general partnership was converted to a limited partnership; RCSA was converted to a 49 percent limited partner; OVGP was admitted as a one percent general partner; and the third-party's interest was converted to a liquidating partnership interest. This transaction effectively resulted in the acquisition of the third-party's partnership interest in OVP for a cash payment of $50,000 and the rights to 50 percent of future distributions up to $2,450,000. Under certain circumstances, which have not yet occurred, the Company may have to make minimum annual distributions of $50,000 or $100,000 until September 1999. Legal title to the 40 acres of undeveloped land is still in the process of being changed from the former general partnership's name to the limited partnership. Prior to September 23, 1994, the Company accounted for its investment in OVP as an unconsolidated subsidiary on the equity method of accounting. Effective September 23, 1994, OVP was consolidated with the Company and the capital account of the other partner is presented as "Minority interest" in the consolidated balance sheet.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

6. Investments (continued):

   (c)   Investment  in  Old  Vail   Partners  and  Vail  Ranch  Limited
          Partnership (continued):

     The following is summarized balance sheet information of OVP included in the Company's consolidated balance sheet as of June 30, 1996 and 1995:
                                               1996         1995
                                            ----------   ----------
Undeveloped land ........................   $4,455,724   $4,482,867
Investment in Vail Ranch Limited
  Partnership ...........................    2,182,087    1,219,033
Assessment district obligation-in default    2,061,090    1,928,403
Accounts payable ........................        5,396       11,384
Accrued interest ........................         --         44,154
Accrued property taxes ..................      337,016      198,723
Note payable ............................      340,169       93,820
Minority interest in subsidiary .........    2,212,677    2,212,677

     VRLP is a partnership formed in September 1994 between OVP and a third party (Developer) to develop 32 acres of the land that was contributed by OVP to VRLP. OVP is a 50 percent limited partner with a priority right to distributions for specified amounts based on the acreage being developed. These amounts will be reduced by any amounts expended by VRLP to extinguish approximately $1,259,000 of obligations incurred by OVP prior to the transfer that are liens on the 32 acres of land, primarily relating to delinquent assessments and property taxes. The Developer reached agreements with an anchor tenant and others and obtained construction financing for development of a 14 acre phase, which funded in July 1996. The construction loan provided funds to pay all back taxes and assessments on the 32 acres. The timing and amount of distributions that OVP will receive from the VRLP are uncertain. The following is summarized financial information of VRLP as of June 30, 1996 and 1995 and for the period ended September 23, 1994 (inception) to June 30, 1995:
                                            1996         1995
                                        ----------   ----------
Assets:
  Land ..............................   $2,299,000   $2,283,000
  Development costs .................    2,481,000    1,198,000
  Allocated assessments district
   improvements .....................    3,664,000    3,664,000
                                        ----------   ----------
    Total assets ....................    8,444,000    7,145,000
                                        ----------   ----------
Liabilities:
  Delinquent assessment district
     payments and property taxes paid
     from construction loan .........    1,316,000      890,000
  Other liabilities .................    1,398,000    1,876,000
  Assessment district note payable ..    3,005,000    3,107,000
                                        ----------   ----------
      Total liabilities .............    5,719,000    5,873,000
                                        ----------   ----------
Revenues ............................         --           --
Net loss ............................         --           --

     The 40 acres of land owned by OVP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that were issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $156,000 for the 40 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last four years. As of June 30, 1996, the County had obtained judgments for the defaults under the assessment district obligations, however, the County has not yet commenced foreclosure proceedings on these judgments.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

6. Investments (continued):

   (c) Investment  in  Old  Vail   Partners  and  Vail  Ranch  Limited
          Partnership (continued):

     The amount due to cure the judgments at June 30, 1996 was approximately $688,000. The principal balance of the allocated portion of the bonds ($1,513,730), and delinquent interest and penalties ($547,360) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $337,016 of delinquent property taxes and late fees related to the 40 acre parcel.

   (d) Investment in Redbird Properties, Ltd.:

     At June 30, 1995, the Company owned a 40 percent limited partnership interest in Redbird Properties, Ltd. which owns the land and building in which one of the Company's bowling centers (Red Bird Lanes) was located. The other 60 percent interest was owned by Harold S. Elkan as a 30 percent limited partner, and by his brother, directly and indirectly, as a one percent general partner and 29 percent limited partner. Effective July 1, 1995, the Company purchased an additional 29 percent partnership interest in Redbird Properties, Ltd. from Harold S. Elkan for $446,000. The purchase price is payable in monthly installments of interest at 8 percent per annum plus annual principal payments of $100,000 on January 1, 1996-1999 and $46,000 on January 1, 2000. The agreement provides for an adjustment to the purchase price if the partnership subsequently sells the real estate prior to June 30, 1996. The Company's partnership interest is entitled to a priority return over the other limited partners. As described below, the partnership sold the property on May 31, 1996 for an amount that resulted in an adjustment of the purchase price to $419,744.

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

     On May 31, 1996, Redbird Properties sold the land and building for $2,800,000 which resulted in a gain of $1,658,463 of which $556,237 was allocable to the other partners in Redbird Properties. As a result of the sale the company ceased operations of the Redbird Lanes bowling center and sold the equipment for a minimal gain. The proceeds from the sale plus the sale proceeds of $130,754 from the sale of bowling equipment were partially used to extinguish $777,079 of long-term debt, pay $15,221 of selling expense, and pay the other partners distributions of $463,312. The following are the combined results of operations of Redbird Lanes and Redbird Properties included in the Company's statements of operations, excluding the gain from the sale:

                                        1996          1995         1994
                                    -----------    ----------   ----------
Revenues ........................   $ 1,154,527    $1,248,438   $1,299,196
Bowling costs ...................       699,475       845,381      855,855
Selling, general and
 administrative:
  Direct ........................       248,899       252,358      306,975
  Allocated .....................        58,000        62,600       65,000
Depreciation ....................        58,681        34,194       31,579
Interest ........................        93,044        20,862       24,713
Income (loss) excluding gain from
  sale ..........................        (3,572)       33,043       15,074

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

6. Investments (continued):

   (e) Other investments:

     The Company owns a 6 percent limited partnership interest in two partnerships (the Hotel) that own and operate a 109-room hotel in La Paz, Mexico (All Seasons Inns, La Paz). The $50,032 carrying value of the Hotel at June 30, 1996 ($62,139 at June 30, 1995) is net of a $125,000 valuation adjustment recorded in the year ended June 30, 1991. On August 13, 1994, the partners owning the Hotel agreed to sell their partnership interests to one of the general partners. The total consideration to the Company ($123,926) was $2,861 cash at closing (December 31, 1994) plus a $121,065 note receivable bearing interest at 10 percent with installments of $60,532 plus interest due on January 1, 1996 and 1997. Due to financial problems of the new owner, the note receivable was restructured so that all principal is due on January 1, 1997. Because the cash consideration received at closing was minimal, the Company has not recorded the sale of its investment. The Company will record the $58,926 gain from the sale when the when the note is paid in January 1997. The cash payments of $2,861 received in December 1994 and $12,107 in December 1995 (representing accrued interest through December 1995) were applied to reduce the carrying value of the investment.

     In April 1994, the Company sold its investment in Jamar Holdings, Ltd. to James Crowley, a Director of the Company, for $93,000 and recorded a loss of $12,178. The Company purchased the investment in February 1989 from James Crowley for $100,000 plus other costs.

7. Long-term debt:

   (a) Long-term debt consists of the following:
                                                        1996       1995
                                                      --------   --------
7-3/10% note payable collateralized by $704,000 of
   real estate and $1,651,000 of equipment at
   Marietta Lanes bowling center, due in monthly
   installments of $5,068 including principal and a
   variable rate of interest (base plus 2-1/2%)
   adjusted monthly, payment amount is adjusted
   annually to correspond to the remaining
   amortization term and the current interest rate,
   balance due December 1, 1997 ...................  $ 641,289  $ 652,992

9-1/2% note payable, collateralized by $998,000 of
   equipment at Marietta Lanes bowling center, due
   in average monthly installments of $2,189,
   including principal and interest, balance due
   September 2003 .................................    133,490    146,015

9-3/4% note payable collateralized by $2,161,000 of
   real property and $845,000 of equipment of
   American Bowling Center, principal due in
   monthly installments of $4,605 plus interest at
   a variable rate (prime plus 1-1/2 points)
   adjusted monthly, balance due January 2001 .....    253,235    308,489

9-7/10% note payable collateralized by $2,161,000
   of real property and $845,000 of equipment of
   American Bowling Center, guaranteed by Small
   Business Administration, due in monthly
   installments of $4,386 including interest,
   balance due January 2011 .......................    410,749    423,407

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


7. Long-term debt (continued):
   (a) (continued)

                                                          1996        1995
                                                       ---------   ---------

14-4/10% note payable collateralized by $2,161,000
   of real property and $845,000 of equipment of
   American Bowling Center, due in average monthly
   installments of $14,220, including interest,
   balance due October 1995 ........................        --        19,876

9% note payable collateralized by $2,161,000 of
   real property and $845,000 of equipment of
   American Bowling Center, due in monthly
   installments of $5,846 including interest,
   balance due August 2003 .........................     369,519     404,674
                                                       ---------
   Subtotal of Long-Term debt extinguished upon
         sale of assets (Note 12) ..................   1,808,282
                                                       ---------

10-9/10% note payable collateralized by first trust
   deed on $1,076,000 of land and office building,
   due in monthly installments of $11,675 including
   interest, balance due in October 2004  ..........   1,183,093   1,193,602

10-3/4% note payable collateralized by partnership
   interest in Old Vail Partners, principal is due
   in monthly payments of $5,223 plus interest at a
   variable rate (prime plus 1-1/2 points) adjusted
   monthly.  Additional principal payments are due
   to the extent distributions are received from
   Old Vail Partners.  The balance was due in
   November 1996 but a $115,000 principal payment
   was made in July 1996 and the loan was extended
   to November 1998.  The loan is guaranteed by
   Harold S. Elkan .................................     868,555     931,711

8-1/2% note payable to bank, collateralized by deed
   of trust on $282,000 of undeveloped land,
   principal of $4,745 plus interest is payable
   annually, balance due February 1999 .............      90,164      94,909

8% note payable collateralized by $2,108,000 of
   real estate and $264,000 of equipment at Valley
   Bowling Center, due in monthly installments of
   $18,882 including principal and interest,
   balance due August 2000 .........................   1,994,403   2,058,019

10% note payable collateralized by $668,000 of
   equipment at Valley and Grove Bowling Centers,
   due in monthly installments of $5,197, including
   principal and interest, balance due June 30, 1997     112,445     160,900

9% note payable collateralized by $66,000 of
   equipment at Valley and Grove Bowling Centers,
   due in monthly installments of $2,170, including
   principal and interest, balance due August 1996         2,304      26,920

9% note payable collateralized by $668,000 of
   equipment at Valley and Grove Bowling Centers,
   due in monthly installments of $1,443, including
   principal and interest, balance due June 1998
   This note was paid in full in July 1996 .........      31,564      45,264

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


7. Long-term debt (continued):

   (a) (continued)
                                                         1996           1995
                                                     -----------    -----------
8%-10% notes payable collateralized by $264,000 of
   equipment at Valley Bowling Center, due in
   monthly installments of $11,780 including
   principal and interest, balance due June 1998 .       277,685        383,271

9% note payable, unsecured, due in monthly
   installments of $2,000 thereafter, including
   principal and interest, balance due April 1997
   The note was originally due in February 1996  .        73,474         90,043

8-1/2% note payable, unsecured, due in monthly
   installments of $3,060 of principal and
   interest, balance due October 1996 ............        73,307        102,337

9-1/2% notes payable collateralized by $141,000 of
   video game equipment, due in monthly
   installments of $4,895 including principal and
   interest, balance due October 1, 1998  ........       102,439        146,356

10-1/2% note payable collateralized by first trust
   deed on $4,482,867 of undeveloped land,
   principal and accrued interest (a variable rate
   of base plus 1-1/2 points) due June 22, 1997 ..       340,169         93,820

Capitalized lease obligation (Note 8a), paid in
  June 1996  .....................................          --          113,439

Other ............................................        78,913        112,591
                                                     -----------    -----------
                                                       7,036,797      7,508,635
Less long-term debt extinguished upon sale .......    (1,808,282)          --
Less current maturities ..........................    (1,061,000)      (705,000)
                                                     -----------    -----------
                                                      $4,167,515     $6,803,635
                                                     ===========    ===========

        The values of property and equipment as collateral for the notes are listed at historical cost less valuation adjustments.

        The principal payments due on notes payable during the next five fiscal years are as follows: $1,061,000 in 1997, $1,163,000 in 1998, $978,000 in 1999, $251,000 in 1999, and $1,826,000 in 2000.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


7. Long-term debt (continued):

   (c) The Company has a $300,000 revolving line of credit which matured September 2, 1996. The Company is in the process of getting the line of credit renewed under similar terms. Amounts drawn on the line of credit bear interest on amounts drawn at the bank's base rate plus three percentage points (11% at June 30, 1996). Payments of interest and $5,000 principal are due monthly. The Company's borrowings from this line of credit averaged $192,000 during the year ended June 30, 1996 ($40,000 in 1995 and $140,000 in 1994).

8. Commitments and contingencies:

   (a) The Company leased three of its bowling centers (Grove, Redbird, and Village) under operating leases. Redbird Lanes' leased its facility from an entity (Redbird Properties, Ltd.) which became a consolidated subsidiary on July 1, 1995. The Redbird Lanes bowling center was closed on May 7, 1996 and the property was sold on May 31, 1996 (See Note 6d). The Village Lanes bowling center was sold on August 7, 1996 (See Note
        12).

        The lease agreement for the Grove bowling center provides for approximate annual minimum rentals in addition to taxes, insurance, and maintenance as follows: $360,000 for each of the years 1997 through 2001 and $720,000 in the aggregate thereafter. This lease expires in June 2003 and contains three 5-year options at rates increased by 10-15 percent over the last rate in the expiring term of the lease. This lease also provides for additional rent based on a percentage of gross revenues, however, Grove has not yet exceeded the minimum amount of gross revenue.

        Rental expense for Grove bowling center was $360,000 in 1996 and 1995, and $330,000 and in 1994.

        The Company is a guarantor of a lease for one of the bowling centers sold in April 1989. The guarantee expires in December 1996 and the remaining minimum rental on the lease subject to the guarantee is $25,300.

   (b) The Company has an employment agreement with Harold S. Elkan expiring July 1, 1998, which provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 1996, his annual salary was $250,000.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

8. Commitments and contingencies (continued):

   (d) During the year ended June 30, 1996, the Company reversed amounts accrued in prior years totaling $769,621 as the Company determined that the loss contingency was no longer probable.

   (e) The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

9. Income taxes:

   During the years ended June 30, 1996, 1995, and 1994, the Company has not recorded any income tax expense or benefit due to its utilization of prior loss carry-forwards.

   At June 30, 1996, the Company had net operating loss carry-forwards of $7,638,000 for income tax purposes. The carry-forwards expire from years 2000 to 2008. Deferred tax assets are primarily related to these net operating loss carry-forwards and certain other temporary differences. Due to the uncertainty of future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 1996 and 1995.

   The following is a reconciliation of the normal expected federal income tax rate to the loss before extraordinary gain reported in the financial statements:
                                       1996         1995         1994
                                    ---------    ---------    ---------

Expected federal income tax .....   $ 394,000    $(283,000)   $(729,000)
Increase in valuation allowance .     180,000       94,000         --
Utilization of net operating loss
   carryforwards ................    (574,000)        --           --
Losses for which no tax benefits
   were recognized ..............        --        189,000      729,000
                                    ---------    ---------    ---------
Provision for income tax expense    $    --      $    --      $    --
                                    =========    =========    =========

   The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 1995 and 1994:

                                           1996           1995
                                       -----------    -----------
Deferred tax assets:
   Net operating loss carryforwards    $ 2,597,000    $ 2,609,000
   Accumulated depreciation and
     amortization ..................       498,000        360,000
   Deferred gain ...................       286,000        295,000
   Capitalized interest and taxes ..       200,000        200,000
   Valuation for impairment loss ...        36,000         83,000
   Other ...........................       470,000        360,000
                                       -----------    -----------
     Total gross deferred tax assets     4,087,000      3,907,000
     Less valuation allowance ......    (4,087,000)    (3,907,000)
                                       ===========    ===========
Net deferred tax assets ............   $      --      $      --
                                       ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

10. Leasing activities:

   The Company, as lessor, leases office space in an office building (two office buildings in 1994, see below) under operating leases which are primarily for periods ranging from one to five years with options to renew. The Company is also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 65 years which commenced in 1981 and 1982 (see
   Note 5).

   The approximate future minimum rentals for existing noncancellable leases on the remaining office building are as follows: $265,000 in 1997, $80,000 in 1998, $33,000 in 1999, $15,000 in 2000, $15,000 in 2001, none thereafter, and
   $408,000 in the aggregate.

   The following is a schedule of the Company's investment in rental property as of June 30, 1996 and 1995:
                               1996           1995
                           -----------    -----------
Land ...................   $   258,000    $   258,000
Building ...............       773,393        773,393
Tenant improvements ....        49,207         45,043
                           -----------    -----------
                             1,080,600      1,076,436
Accumulated depreciation      (186,736)      (135,880)
                           -----------    -----------
                           $   893,864    $   940,556
                           ===========    ===========

   As described in Note 7b, on October 5, 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable with a balance of $2,461,942. The cost (after reduction for the $1,578,000 provision for impairment loss described in Note 7b) and accumulated depreciation for this building was $1,854,693 and $697,406, respectively, at June 30, 1994. The following is a summary of the results of operations of this office building for the years ended June 30, 1995 and 1994:
                       1995         1994
                    --------    -----------
Rents ...........   $ 50,000    $   201,000
Rental costs ....     19,000         92,000
Depreciation ....     27,000        108,000
Interest ........     12,000        155,000
Provision for
  impairment loss       --        1,578,000
Net Loss ........     (8,000)    (1,732,000)

11. Business segment information:

   The Company operates principally in four business segments: bowling centers, commercial construction (primarily tenant improvements), commercial real estate rental, and real estate development. As described in Note 6c, the real estate development segment commenced in September 1994 when the Company acquired a controlling interest in Old Vail Partners. Other revenues, which are not part of an identified segment, consist of property management fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

11. Business segment information (continued):

   The following is summarized information about the Company's operations by business segment.

                                  1996           1995           1994
                              -----------    -----------    -----------
Bowling:
  Net sales ...............   $ 7,452,834    $ 7,799,991    $ 7,949,200
  Operating income (loss) .      (330,108)       (78,560)      (383,392)
  Depreciation ............       825,196        849,598        947,555
  Identifiable assets .....     5,189,000      6,869,000      6,638,000
  Capital expenditures ....        38,000        114,000      4,555,000

Commercial construction:
  Net sales ...............   $ 2,008,073    $ 1,785,523    $ 1,752,056
  Operating income ........        53,451         25,107         19,349
  Depreciation ............         6,285          5,582          5,748
  Identifiable assets .....       661,000        341,000        508,000
  Capital expenditures ....         1,000         30,000           --

Real Estate Rental:
  Net sales ...............   $   562,188    $   577,136    $   686,046
  Operating income- before
   valuation adjustment and
   loss on disposal .......       233,892        214,493        169,684
  Operating income (loss) .       233,892        214,493     (1,408,316)
  Depreciation ............        65,942         93,496        169,933
  Identifiable assets .....     1,471,000      1,285,000      2,459,000
  Capital expenditures ....         4,000         10,000         27,000

            Net sales includes $53,184 of intercompany rental income which was eliminated in consolidation in 1996, 1995 and 1994.

Real Estate Development:
  Net sales ...............   $      --      $      --      $      --
  Operating income (loss) .       704,331       (141,391)          --
  Identifiable assets .....     7,116,000      6,026,000      1,603,000
  Capital expenditures ....          --             --             --

Unallocated Corporate
 Overhead and Other
 Activities:
  Net sales ...............       184,371    $   232,135    $   219,858
  Operating loss ..........      (482,321)      (287,947)      (372,118)
  Depreciation ............        34,558         36,554         30,425
  Identifiable assets .....     2,634,000        788,000      2,465,000
  Capital expenditures ....         6,000          7,000         27,000

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

12. Subsequent Event:

   On August 7, 1996 the Company sold the Village, Marietta and American Bowling Centers (all located in Georgia) and related real estate for $3,950,000 cash, which resulted in a gain of approximately $1,125,000. The property and equipment and the long-term debt extinguished from the sale proceeds are presented as current assets and liabilities, respectively. The following are the results of operations of these bowling centers included in the Company's statements of operations for the years ended June 30, 1996, 1995 and 1994:

                           1996          1995          1994
                       -----------    ----------   -----------
Revenues ...........   $ 3,469,368    $3,617,868   $ 3,722,215
Bowl costs .........     2,159,023     2,094,923     2,187,531
Selling, general and
administrative:
  Direct ...........       787,122       790,245       807,091
  Allocated ........       212,700       224,700       233,000
Depreciation .......       222,370       260,291       440,927
Interest expense ...       175,774       200,109       231,034
Income (loss) ......       (87,621)       47,600      (177,368)

                          INDEPENDENT AUDITORS' REPORT



The Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 1996 and 1995, and the related statements of income and partners' equity (deficiency) and cash flows for each of the years in the three-year period ended March 31, 1996. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.





                                                     KPMG PEAT MARWICK LLP

San Diego, California
August 30, 1996

                                    UCV, L.P.
                       (a California Limited Partnership)

                    BALANCE SHEETS - MARCH 31, 1996 and 1995




                                     ASSETS


                                                                       1996            1995
                                                                   ------------    ------------
Property and equipment (Note 3):
     Land ......................................................   $  1,289,565    $  1,289,565
     Buildings .................................................      5,189,188       5,189,188
     Equipment .................................................        473,987         431,859
                                                                   ------------    ------------
                                                                      6,952,740       6,910,612
     Less accumulated depreciation .............................     (5,268,236)     (5,074,126)
                                                                   ------------    ------------
                                                                      1,684,504       1,836,486

Cash ...........................................................        359,021         243,085
Restricted cash (Note 3) .......................................        154,136         136,262
Accounts receivable ............................................         24,171          27,330
Prepaid insurance ..............................................         76,542          75,665
Capitalized redevelopment planning costs .......................           --           132,575
Deferred loan costs, less accumulated
   amortization of $209,286 in 1986 and $83,052 in 1995.........        289,030         415,264
                                                                   ------------    ------------


                                                                   $  2,587,404    $  2,866,667
                                                                   ============    ============






                   LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)


Long-term debt (Note 3) ........................................   $ 19,833,500    $ 19,833,500
Accounts payable ...............................................        163,393         151,907
Other accrued expenses .........................................         37,308          39,458
Tenants' security deposits .....................................        169,828         153,826
                                                                   ------------    ------------

                                                                     20,204,029      20,178,691

Partners' equity (deficiency) ..................................    (17,616,625)    (17,312,024)
                                                                   ------------    ------------

                                                                   $  2,587,404    $  2,866,667
                                                                   ============    ============









                   See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)

                STATEMENTS OF INCOME AND PARTNERS' EQUITY (DEFICIENCY)

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994





                                                                   1995            1995            1994
                                                           ------------    ------------    ------------

Revenues:
   Apartment rentals ...................................   $  4,057,761    $  3,896,724    $  3,709,595
   Other rental related ................................        111,588          92,893         130,544

                                                           ------------    ------------    ------------
                                                              4,169,349       3,989,617       3,840,139
                                                           ------------    ------------    ------------




Costs and expenses:
   Operating ...........................................      1,188,425       1,156,527       1,156,108
   General and administrative ..........................        169,461         166,433         171,715
   Management fees, related party (Note 2) .............        107,813         106,622         105,373
   Redevelopment planning costs ........................        185,623            --              --
   Depreciation ........................................        194,110         182,517         187,171
   Interest and amortization of loan costs .............      2,115,018       1,929,074       1,300,223
                                                           ------------    ------------    ------------
                                                              3,960,450       3,541,173       2,920,590
                                                           ------------    ------------    ------------

Net income .............................................        208,899         448,444         919,549




Partners' equity (deficiency), beginning of year........    (17,312,024)    (14,881,968)    (14,669,275)

Cash distributed to partners                                   (513,500)     (2,878,500)     (1,132,242)
                                                           ------------    ------------    ------------

Partners' equity (deficiency), end of year                 $(17,616,625)   $(17,312,024)   $(14,881,968)
                                                           ============    ============    ============

















                   See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                  1996           1995          1994
                                               -----------    -----------    ----------
Cash flows from operating activities:
   Net income .............................   $   208,899    $   448,444    $   919,549
   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation .........................       194,110        182,517        187,171
     Amortization of deferred loan costs ..       126,234         83,052         39,893
     Write-off redevelopment planning costs       185,623           --             --
                                              -----------    -----------    -----------
                                                  714,866        714,013      1,146,613
   Changes in assets and liabilities:
     (Increase) decrease in restricted
         cash .............................       (17,874)       (75,759)        (1,217)
     (Increase) decrease in accounts
        receivable ........................         3,159          1,434         (7,523)
     (Increase) decrease in prepaid
        insurance .........................          (877)         3,810         (9,475)
     Increase (decrease) in accounts
        payable and accrued expenses ......         9,336       (117,732)        57,675
     Other ................................        16,002         14,184          9,468
                                              -----------    -----------    -----------
   Net cash provided by operating
    activities ............................       724,612        539,950      1,195,541
                                              -----------    -----------    -----------

Net cash from investing activities:
   Additions to redevelopment planning
     costs ................................       (53,048)      (132,575)          --
   Additions to property and equipment ....       (42,128)       (61,006)       (10,097)
                                              -----------    -----------    -----------
   Net cash used by investing activities ..       (95,176)      (193,581)       (10,097)
                                              -----------    -----------    -----------

Cash flows from financing activities:
   Principal payments on long-term debt ...          --          (39,013)      (132,654)
   Proceeds from refinance of long-term
     debt .................................          --        2,647,066           --
   Costs related to refinancing ...........          --             --         (115,000)
   Cash distributed to partners ...........     ( 513,500)    (2,878,500)    (1,132,242)
                                              -----------    -----------    -----------
   Net cash used by financing activities ..      (513,500)      (270,447)    (1,379,896)
                                              -----------    -----------    -----------

Net increase (decrease) in cash ...........       115,936         75,922       (194,452)

Cash, beginning of year ...................       243,085        167,163        361,615
                                              -----------    -----------    -----------

Cash, end of year .........................   $   359,021    $   243,085    $   167,163
                                              ===========    ===========    ===========


Supplemental cash flow information:
   Interest paid ..........................   $ 1,988,784    $ 1,846,022    $ 1,260,330
                                              ===========    ===========    ===========

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

                                    UCV, L.P.
                       (a California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

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

   (c) Property and equipment and depreciation- Property and equipment are stated at cost. Depreciation is being provided on the straight-line method based on the estimated useful lives of the property and equipment (33 years for real property and 3-10 years for equipment). The depreciable basis of the property and equipment for tax purposes is essentially the same as the financial statement basis.

   (d) Income taxes- For income tax purposes, any profit or loss from operations is includable in the income tax returns of the partners and, therefore, a provision for income taxes is not required in the accompanying financial statements.

   (e) Capitalized redevelopment planning cost- The Partnership had capitalized engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project. The Partnership charged these costs to expense in the year ended March 31, 1996 because the costs were not relevant to the current redevelopment plan being analyzed.

   (f) Deferred financing fees- Loan costs incurred in obtaining financing are being amortized on a straight-line basis over the term of the related loan.

   (g) Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

        Cash and restricted cash-the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

        Long-term debt- the fair value was determined by discounting future cash flows using the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value of long-term debt reported in the balance sheet approximates the fair value.

   (h) Use of estimates - the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with general accepted accounting principles. Actual results could differ from these estimates.

   (i)   Valuation   impairment  -  The  Partnership  records  a  provision  for value impairment of long-lived assets whenever the sum of the estimated undiscounted future cash flows from operations plus the asset's estimated undiscounted disposition value is less than the current book value. The provision for value impairment, if any, is equal to the excess by which the current book value exceeds the
         fair  value of the asset.   The   Partnership adopted  SFAS  No.  121,
         "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed OF" on January 1, 1996. The Partnership's previous method of accounting for impairment losses was similar to SFAS No. 121, therefore there was no impact on the Partnership's financial position or results of operations.

                                    UCV, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

2.  Related party transactions:

   An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues. The fees were $107,813 in 1996, $106,622 in 1995, and $105,373 in
   1994. A general contractor which is an affiliate of a partner was paid $75,446 in 1996, $41,722 in 1995, and $17,873 in 1994 roof repairs and other maintenance. The Partnership had been using an insurance agent, which was an affiliate of a partner, until the agent ceased operations in June 1995. The Partnership paid the following insurance premiums on policies brokered by this insurance agent: $4,183 in 1996, $117,364 in 1995, and $128,133 in 1994.

3. Long-term debt:

   On June 13, 1994, the Partnership obtained a $19,833,500 "all-inclusive-secured-promissory-note" whereby the new lender advanced $3,030,382 to the Partnership representing the difference between $19,833,500, the principal balance of the note, and the existing note payable (First Deed of Trust). The Partnership makes monthly payments of interest only at 10 percent per annum on $19,833,500 to the new lender. The new lender is obligated to use the proceeds of the Partnership's monthly payment to fund the monthly payment ($128,215 including principal and interest at 7-3/4 percent) on the First Deed of Trust, which has not been extinguished (balance of $16,361,690 at March 31, 1996) and matures on September 1, 1998. The all-inclusive-secured-promissory-note is due September 1, 1998 and is collateralized by a second deed of trust on the land, buildings and leases. In addition to a $9,000 monthly payment for a property tax reserve, the Partnership is also required to make monthly payments of $8,334 for a "capital replacement" reserve. The Partnership can make quarterly requests for reimbursement from this reserve for qualifying expenditures, regardless of whether they are capitalized or expensed. The balance of these two cash reserve accounts is classified as restricted cash.

                                   SIGNATURES
                                   ----------

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        (Registrant)                     SPORTS ARENAS, INC.
                                         -------------------

        By (Signature and Title)         /s/ Harold S. Elkan
                                         ---------------------
                                         Harold S. Elkan, President & Director


        DATE:                            October 2, 1996
                                         ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           SIGNATURE               TITLE                            DATE
     --------------------   --------------------------          ----------




/s/ Steven R. Whitman     Chief Financial Officer, Director,    October 2, 1996
-----------------------    and Principal Accounting Officer     ---------------
Steven R. Whitman


/s/ Robert A. MacNamara    Director                             October 2, 1996
-----------------------                                         ---------------
Robert A. MacNamara



/s/ Patrick D. Reiley      Director                             October 2, 1996
----------------------                                          ---------------
Patrick D. Reiley