Form 10-Q
period 1996-09-30
SPORTS ARENAS INC
filed 1996-11-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 1996 was 27,250,000 shares.

                                 SPORTS ARENAS, INC.

                                      FORM 10-Q

                           QUARTER ENDED SEPTEMBER 30, 1996

                                        INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of September 30, 1996 and June 30, 1996            1-2

      Statements of Operations for the Three Months Ended September 30,     3
            1996 and 1995

      Statements of Cash Flows for the Three Months Ended September 30,     4
            1996 and 1995

      Notes to Financial Statements                                        5-7


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8-10



Part II - Other Information                                                11


Signature                                                                  12

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                        ASSETS

                                                     September 30,      June 30,
                                                         1996            1996
                                                         ----            ----
                                                      (Unaudited)
Current assets:
   Cash and equivalents ..........................   $  1,542,158    $  1,093,465
   Sales proceeds held in escrow .................      1,066,939            --
   Current portion of notes receivable ...........         25,000          25,000
   Current portion of notes receivable-affiliate .        100,000         100,000
   Construction contract receivables .............        644,284         623,877
   Other receivables .............................         28,110         134,843
   Prepaid expenses ..............................        208,629         148,225
   Property and equipment sold on August 7, 1996 .      2,745,978           --
                                                      -----------     -----------
     Total current assets ........................      3,615,120       4,905,986
                                                      -----------     -----------

Receivables due after one year:
   Note receivable ...............................        720,449         731,993
     Less deferred gain ..........................       (716,025)       (716,025)
   Affiliate .....................................        590,140         552,567
   Other .........................................         73,662          81,696
                                                      -----------     -----------
                                                          668,226         650,231
     Less current portion ........................       (125,000)       (125,000)
                                                      -----------     -----------
                                                          543,226         525,231
                                                      -----------     -----------

Property and equipment, at cost:
   Land ..........................................        678,000         678,000
   Buildings .....................................      2,461,327       2,461,327
   Equipment and leasehold and tenant improvements      1,249,873       1,234,170
                                                      -----------     -----------
                                                        4,389,200       4,373,497
   Less accumulated depreciation and amortization      (1,252,273)     (1,175,332)
                                                      -----------     -----------
     Net property and equipment ..................      3,136,927       3,198,165
                                                      -----------     -----------

Other assets:
   Undeveloped land, at cost .....................      4,737,353       4,737,353
   Capitalized carrying costs on leased land .....         85,095          85,569
   Goodwill, net .................................        470,875         538,144
   Deferred loan costs, net ......................         82,678          97,161
   Investments ...................................      2,204,095       2,232,119
   Other .........................................        103,075         125,353
                                                      -----------     -----------
                                                        7,683,171       7,815,699
                                                      -----------     -----------

                                                     $ 14,978,444    $ 16,445,081
                                                     ============    ============

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                     September 30,      June 30,
                                                          1996            1996
                                                          ----            ----
                                                      (Unaudited)
Current liabilities:
   Long-term debt subject to extinguishment ........ $       --      $  1,808,282
   Assessment district obligation - in default .....    2,111,398       2,061,090
   Long-term debt due within one year ..............      912,000       1,061,000
   Long-term debt due within one- related party ....      100,000         100,000
   Accounts payable ................................      922,781         908,530
   Accrued payroll and related expenses ............      221,320         308,619
   Accrued property taxes ..........................      382,914         385,591
   Accrued interest ................................       36,543          33,794
   Accrued frequent bowler program expense .........      231,955         250,506
   League bowler prize funds .......................       55,490            --
   Other accrued liabilities .......................      161,612         297,361
                                                     ------------    ------------
     Total current liabilities .....................    5,136,013       7,214,773
                                                     ------------    ------------

Long-term debt, excluding current portion ..........    4,058,326       4,167,515
                                                     ------------    ------------

Long-term debt, related party ......................      219,744         219,744
                                                     ------------    ------------
Distributions received in excess of basis in
  investment .......................................    9,862,384       9,828,360
                                                     ------------    ------------

Tenant security deposits                                   26,523          25,894
                                                     ------------    ------------

Minority interests in consolidated subsidiaries ....    2,212,677       2,212,677
                                                     ------------    ------------

Commitments and contingencies

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and
     outstanding ...................................      272,500         272,500
   Additional paid-in capital ......................    1,730,049       1,730,049
   Accumulated deficit .............................   (6,716,525)     (7,448,409)
                                                     ------------    ------------
                                                       (4,713,976)     (5,445,860)
   Less note receivable from shareholder ...........   (1,823,247)     (1,778,022)
                                                     ------------    ------------
     Total shareholders' equity (deficiency) .......   (6,537,223)     (7,223,882)
                                                     ------------    ------------

                                                     $ 14,978,444    $ 16,445,081
                                                     ============    ============







        See accompanying notes to consolidated condensed financial statements.

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

                                                          1996             1995
                                                          ----             ----
Revenues:
   Bowling .........................................   $   990,498    $ 1,743,800
   Rental ..........................................       124,411        124,019
   Construction ....................................       666,705        528,704
   Other ...........................................        40,862         30,233
   Other-related party .............................        27,766         27,040
                                                       -----------    -----------
                                                         1,850,242      2,453,796
                                                       -----------    -----------

Costs and expenses:
   Bowling .........................................       806,746      1,218,599
   Rental ..........................................        54,696         54,927
   Construction ....................................       573,049        461,391
   Development .....................................        29,610         46,379
   Selling, general and administrative .............       521,176        745,386
   Depreciation and amortization ...................       179,324        261,353
                                                       -----------    -----------
                                                         2,164,601      2,788,032
                                                       -----------    -----------

Loss from operations ...............................      (314,359)      (334,236)
                                                       -----------    -----------
Other income (charges):
   Investment income:
     Related party .................................        56,257         55,894
     Other .........................................        13,623         17,568
   Interest expense and amortization of finance
     costs .........................................      (117,362)      (220,800)
   Interest expense related to development
     activities ....................................       (68,620)       (54,695)
   Recognize deferred gain .........................          --            5,650
   Gain from sale of bowling centers ...............     1,099,514           --
   Equity in income of investees ...................        62,831         40,775
                                                       -----------    -----------
                                                         1,046,243       (155,608)
                                                       -----------    -----------

Net income (loss) ..................................   $   731,884    $  (489,844)
                                                       ===========    ===========



Per common share (based on weighted average
  shares outstanding):
     Net income (loss) .............................      $ .03         $(.02)
                                                          =====         =====






        See accompanying notes to consolidated condensed financial statements.

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

                                                              1996           1995
                                                              ----           ----
Cash flows from operating activities:
   Net income (loss) .................................   $   731,884    $ ( 489,844)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Amortization of deferred financing costs ........         8,130          9,842
     Depreciation and amortization ...................       179,324        261,353
     Undistributed income of investees ...............       (62,831)       (40,775)
     Gain on sale of bowling centers .................    (1,099,514)          --
     Interest accrued on assessment district
        obligation ...................................        50,308         52,211
     Interest accrued on receivable from shareholder .       (45,225)       (43,929)
     Recognize deferred gain .........................          --          ( 5,650)
                                                         -----------    -----------
                                                            (237,924)      (256,792)

   Changes in assets and liabilities:
     (Increase) decrease in receivables and prepaid
        expenses .....................................        40,520        (91,433)
     Increase (decrease) in accounts payable and
        accrued expenses .............................      (171,786)       233,786
     Other ...........................................        20,110         (1,537)
                                                         -----------    -----------
       Net cash provided (used) by operating
         activities ..................................      (349,080)      (298,722)
                                                         -----------    -----------

Cash flows from investing activities:
   (Increase) decrease in notes receivable ...........       (17,995)        12,042
   Capital expenditures ..............................       (15,703)        (3,036)
   Distributions from investees ......................       111,524        105,000
   Proceeds from sale of bowling centers .............       985,246           --
   Acquire additional interest in Redbird Properties .          --           (5,264)
                                                         -----------    -----------
      Net cash provided (used) by investing activities     1,063,072        108,760
                                                         -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments ......................      (265,299)      (168,215)
   Proceeds from line of credit ......................          --          210,000
   Payments on line of credit ........................          --          (15,000)
                                                         -----------    -----------
       Net cash used by financing activities .........      (265,299)        26,785
                                                         -----------    -----------

Net increase (decrease) in cash and equivalents ......       448,693         19,569

Cash and equivalents, beginning of period ............     1,093,465        120,027
                                                         -----------    -----------

Cash and equivalents, end of period ..................   $ 1,542,158    $   139,596
                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental Schedule of Non-Cash Investing and Financing  Activities:

The sale of three  bowling  centers on August 7, 1996  resulted in the following increase  (decreases) to the following assets and  liabilities:  sale proceeds held in escrow- $1,066,939 (received October 15, 1996); property and equipment- ($6,741,237); accumulated depreciation- ($4,013,747); deferred loan costs-($6,353); prepaid expenses ($20,000); and notes payable- ($1,801,172).

The Company acquired an additional 29 percent interest in Redbird Properties, effective July, 1, 1995, in exchange for a $446,000 note payable. As a result of the acquisition, Redbird Properties became a consolidated subsidiary. The acquisition and consolidation, in addition to eliminating the Company's investment of $134,975, resulted in an increase in the following assets and liabilities: property and equipment- $1,537,984; accumulated depreciation- $331,500; note payable- $713,538; note payable, related party- $446,000. See accompanying notes to consolidated condensed financial statements.

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended September 30, 1996 and 1995, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                               September 30,     June 30,
                                                    1996           1996
                                                -----------    -----------
     Accounted for on the equity method:
        Investment in UCV, L.P. .............   $(9,862,384)   $(9,828,360)
        Vail Ranch Limited Partnership ......     2,154,063      2,182,087
                                                -----------    -----------
                                                 (7,708,321)    (7,646,273)
        Less Investment in UCV, L.P. classified
          as liability- Distributions received
          in excess of basis in investment ..     9,862,384      9,828,360
                                                -----------    -----------
                                                  2,154,063      2,182,087
     Accounted for on the cost basis:
        All Seasons Inns, La Paz ............        50,032         50,032
                                                -----------    -----------

                                                $ 2,204,095    $ 2,232,119
                                                ===========    ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                                 1996          1995
                                                 ----          ----
        UCV, L.P. ........................... $ 62,831      $ 40,775
        Vail Ranch Limited Partnership ......     --            --
                                              --------      --------
                                              $ 62,831      $ 40,775
                                              ========      ========

     During the three months ended September 30, 1996, the Company received cash distributions of $83,500 from UCV, L.P. and $28,024 from Vail Ranch Limited Partners ($105,000 from UCV, L.P. in 1995).

   (b) Investment in UCV, L.P.

        The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the three-month periods ended June 30, 1996 and 1995 are as follows:

                                                     1996          1995
                                                     ----          ----
        Revenues ............................... $ 1,067,000   $ 1,007,000
        Operating and general and
          administrative costs .................     368,000       356,000
        Depreciation ...........................      49,000        48,000
        Interest expense .......................     524,000       522,000
        Net income .............................     125,000        81,000

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             SEPTEMBER 30, 1996 AND 1994
                                     (Unaudited)

4. Contingencies:

    (a)Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 40 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that were issued by the assessment district to fund the improvements. The annual payments due related to the bonded debt are approximately $156,000 for the 40 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last four years. As of September 30, 1996, the County had obtained judgments for the defaults under the assessment district obligations, however, the County has not yet commenced foreclosure proceedings on these judgments.

       The amount due to cure the judgments at September 30, 1996 was approximately $711,000 ($688,000 at June 30, 1996). The principal balance of the allocated portion of the bonds ($1,513,730), and delinquent interest and penalties ($597,668 and $547,360 at September 30, 1996 and June 30, 1996, respectively) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $340,169 ($337,016 at June 30, 1996) of delinquent property taxes and late fees related to the 40 acre parcel.

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

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             SEPTEMBER 30, 1996 AND 1994
                                     (Unaudited)

5. Significant Events:

   (a) The Company's revolving line of credit limit was renewed and increased to from $300,000 to $500,000. The line of credit expires in September 1997.

   (b) On August 7, 1996 the Company sold the Village, Marietta and American Bowling Centers (all located in Georgia) and related real estate for $3,950,000 cash, which resulted in a gain of $1,099,514. At September 30, 1996, $1,066,939 of the proceeds were still held in escrow. These funds were received on October 15, 1996. The property and equipment and the long-term debt extinguished from the sale proceeds were presented as current assets and liabilities at June 30, 1996, respectively. The following are the results of operations of these bowling centers included in the Company's statements of operations for the three months ended September 30, 1996 and 1995: 1996 1995 Revenues $ 331,961 $ 815,298 Bowl
       costs 260,183 548,743 Selling, general and administrative: Direct 93,572 211,825 Allocated 20,100 50,300 Depreciation 18,598 55,871 Interest
       expense 7,401 45,674 Loss ( 67,893) ( 97,115)

ITEM2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
       OF OPERATIONS:

                           Liquidity and Capital Resources

The  working  capital  deficit  at  September  30,  1996 was  $1,520,893  versus
$2,308,787 at June 30, 1996. Excluding the balance of the assessment-district-obligation-in-default included in current liabilities, the Company's working capital of $590,505 as of September 30, 1996 is a $838,202 increase from the $247,697 working capital deficit as of June 30, 1996. The increase in working capital is primarily attributable to the proceeds from the sale of three bowling centers on August 7, 1996 which was partially offset by the $503,223 of negative cash flow from operations after debt service for the three months ended September 30, 1996. Other than an extra $115,000 payment in July 1996 on a note payable, this negative cash flow from operations is comparable to the same period in 1995 and is reflective of the seasonality of the bowling industry.

On August 7, 1996, the Company sold its three bowling centers in Georgia for $3,950,000 cash. Including the $1,066,939 of sales proceeds held in escrow (which was received on October 15, 1996), the cash proceeds from the sale were $2,052,000 after deducting selling expenses and extinguishing related long-term debt.

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 40 acres of undeveloped land. The County of Riverside has obtained judgments for the default in assessment district payments. The amount due to cure the judgment as of September 30, 1996 is $711,000. Other than a notice of levy received in November 1995 on a 33 acre portion of the 40 acres of land, the County has not yet commenced foreclosure proceedings on the judgments. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temeculah to effectively down-zone the property. As a results of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

Management estimates a cash flow deficit in the range or $200,000 to $250,000 for the remaining three quarters in the year ending June 30, 1997 from operating activities after adding estimated distributions from UCV ($445,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company believes its cash at September 30, 1996 and the Company's line of credit will be sufficient to fund the expected cash flow deficit. This analysis does not include consideration of the following due to their uncertainty: any distributions the Company may receive from its investment in Vail Ranch Limited Partners; or, any payments made on delinquent or current property taxes and assessments on undeveloped land.


                                Results of Operations

The following is a recap of the circumstances related to the significant differences between the net income for the three month period ended September 30, 1996 and the net loss for the same period in 1995 (increases in loss are in brackets):

    Gain on  sale of  Georgia  bowling  centers  on
      August 7, 1996 ................................. 1,099,000
    Reduction in operations related to:
       Sale of Redbird Lanes in May 1996 .............    51,000
       Sale of Georgia bowling centers ...............    29,000
    Other changes to bowling segment .................    30,000
    Changes in construction segment ..................     6,000
    Reduction in allocation  of corporate  overhead
      to bowling segment as result of dispositions ...  ( 44,000)
    Increase in equity in income of investees ........    22,000
    Other changes ....................................    29,000
                                                       ---------
       Net change for period ......................... 1,222,000
                                                       ---------

BOWLING OPERATIONS:

On August 7, 1996, the Company sold its three bowling centers located in Georgia for $3,950,000, which resulted in a $1,099,514 gain. In May 1996 the Company also sold the Redbird Lanes real estate and ceased operations of the bowling center. The Company has two bowling centers remaining that are located in San Diego, California.

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the three month period ended September 30, 1996 compared to the same period in 1995 that related to the disposition of the bowling centers in May and August 1996:

                                  Georgia     Redbird
                                   Bowls       Lanes     Combined
                                   -----       -----     --------
     Revenues ................   (483,000)   (288,000)   (771,000)
     Bowl costs ..............   (289,000)   (193,000)   (482,000)
     Selling, general and
      administrative expenses:
       Direct ................   (118,000)    (75,000)   (193,000)
       Allocated .............    (30,000)    (14,000)    (44,000)
     Depreciation ............    (37,000)    (25,000)    (62,000)
     Loss from operations ....      9,000     (19,000)    (10,000)
     Interest expense ........    (38,000)    (32,000)    (70,000)
     Net loss ................    (29,000)    (51,000)    (80,000)

The following is a comparison of operations of the two remaining bowling centers:

There was no meaningful change to the bowling revenues of the two bowling centers in San Diego compared to the same period in the prior year. Although revenues were flat for the summer season, management is forecasting a six percent decrease in bowling revenues for the remainder of the year due to declines at both San Diego bowling centers in the number of league bowlers at the beginning of the league season.

Bowl costs of these two centers increased by $62,000 primarily related to the timing of bowling pin purchases and lane resurfacing that either occurred in a different period in the prior year or had been deferred.

Selling, general and administrative expense directly related to the bowling segment decreased by $46,000 primarily due to a decrease in promotions expense. The decrease in promotions expense primarily related to discontinuing the awarding of points for the Company's frequent bowler program. Management has concluded that the frequent bowler program was not achieving the goals of increasing the frequency of bowling or the loyalty of our customers.

Interest expense decreased related to these two bowling centers by $17,000 due to the reduction in the balances of notes payable.


RENTAL OPERATIONS:

There were no significant changes to the components of the rental segment in the period ended September 30, 1996.

OTHER ACTIVITIES:

Construction costs as a percentage of construction revenues stayed relatively consistent in the range of 86%-87% during the periods ended September 30, 1996 and 1995. Selling, general and administrative costs related to the construction segment increased by $20,000 primarily due to increased incentive compensation as a result of the increased profitability in the second quarter.

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

Other than changes associated with the bowling and construction segments, selling, general and administrative expense did not change significantly in 1996. However, as a result of the disposition of the four bowling centers in May and August 1996, there will be an increase in the unallocated portion of corporate overhead, even though there will not be an increase in the components of corporate overhead.

The equity in income of investees increased by $22,000 in the three month period due to improved occupancy of University City Village (UCV). This "seniors" apartment project has been operating at 97 percent occupancy or better since July 1995.

                                       PART II
                                  OTHER INFORMATION



ITEM 1. Legal Proceedings

As of September 30, 1996, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1996.


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




     SPORTS ARENAS, INC.



     By: /s/ Harold S. Elkan
              Harold S. Elkan, President and Director


     Date:    November 14, 1996




     By: /s/ Steven R. Whitman
              Steven R. Whitman, Treasurer,
               Principal Accounting Officer and Director



     Date:     November 14, 1996