Form 10-Q/A
period 1996-09-30
SPORTS ARENAS INC
filed 1996-11-15
CIK 93003

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

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                        ASSETS

                                                     September 30,      June 30,
                                                         1996            1996
                                                         ----            ----
                                                      (Unaudited)

Current assets:
   Cash and equivalents ..........................   $  1,542,158    $  1,093,465
   Sales proceeds held in escrow .................      1,066,939            --
   Current portion of notes receivable ...........         25,000          25,000
   Current portion of notes receivable-affiliate .        100,000         100,000
   Construction contract receivables .............        644,284         623,877
   Other receivables .............................         28,110         134,843
   Prepaid expenses ..............................        208,629         182,823
   Property and equipment sold on August 7, 1996 .           --         2,745,978
                                                      -----------     -----------
     Total current assets ........................      3,615,120       4,905,986
                                                      -----------     -----------


Receivables due after one year:
   Note receivable ...............................        720,449         731,993
     Less deferred gain ..........................       (716,025)       (716,025)
   Affiliate .....................................        590,140         552,567
   Other .........................................         73,662          81,696
                                                      -----------     -----------
                                                          668,226         650,231
     Less current portion ........................       (125,000)       (125,000)
                                                      -----------     -----------
                                                          543,226         525,231
                                                      -----------     -----------

Property and equipment, at cost:
   Land ..........................................        678,000         678,000
   Buildings .....................................      2,461,327       2,461,327
   Equipment and leasehold and tenant improvements      1,249,873       1,234,170
                                                      -----------     -----------
                                                        4,389,200       4,373,497
   Less accumulated depreciation and amortization      (1,252,273)     (1,175,332)
                                                      -----------     -----------
     Net property and equipment ..................      3,136,927       3,198,165
                                                      -----------     -----------

Other assets:
   Undeveloped land, at cost .....................      4,737,353       4,737,353
   Capitalized carrying costs on leased land .....         85,095          85,569
   Goodwill, net .................................        470,875         538,144
   Deferred loan costs, net ......................         82,678          97,161
   Investments ...................................      2,204,095       2,232,119
   Other .........................................        103,075         125,353
                                                      -----------     -----------
                                                        7,683,171       7,815,699
                                                      -----------     -----------

                                                     $ 14,978,444    $ 16,445,081
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

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

                                                          1996             1995
                                                          ----             ----
Revenues:
   Bowling .........................................   $   990,498    $ 1,743,800
   Rental ..........................................       124,411        124,019
   Construction ....................................       666,705        528,704
   Other ...........................................        40,862         30,233
   Other-related party .............................        27,766         27,040
                                                       -----------    -----------
                                                         1,850,242      2,453,796
                                                       -----------    -----------


Costs and expenses:
   Bowling .........................................       806,746      1,238,734
   Rental ..........................................        54,696         54,927
   Construction ....................................       573,049        461,391
   Development .....................................        29,610         46,376
   Selling, general and administrative .............       521,176        725,251
   Depreciation and amortization ...................       179,324        261,353
                                                       -----------    -----------
                                                         2,164,601      2,788,032
                                                       -----------    -----------


Loss from operations ...............................      (314,359)      (334,236)
                                                       -----------    -----------
Other income (charges):
   Investment income:
     Related party .................................        56,257         55,894
     Other .........................................        13,623         17,568
   Interest expense and amortization of finance
     costs .........................................      (117,362)      (220,800)
   Interest expense related to development
     activities ....................................       (68,620)       (54,695)
   Recognize deferred gain .........................          --            5,650
   Gain from sale of bowling centers ...............     1,099,514           --
   Equity in income of investees ...................        62,831         40,775
                                                       -----------    -----------
                                                         1,046,243       (155,608)
                                                       -----------    -----------

Net income (loss) ..................................   $   731,884    $  (489,844)
                                                       ===========    ===========



Per common share (based on weighted average
  shares outstanding):
     Net income (loss) .............................      $ .03         $(.02)
                                                          =====         =====






        See accompanying notes to consolidated condensed financial statements.

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

                                                              1996           1995
                                                              ----           ----
Cash flows from operating activities:
   Net income (loss) .................................   $   731,884    $ ( 489,844)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Amortization of deferred financing costs ........         8,130          9,842
     Depreciation and amortization ...................       179,324        261,353
     Undistributed income of investees ...............       (62,831)       (40,775)
     Gain on sale of bowling centers .................    (1,099,514)          --
     Interest accrued on assessment district
        obligation ...................................        50,308         52,211
     Interest accrued on receivable from shareholder .       (45,225)       (43,929)
     Recognize deferred gain .........................          --          ( 5,650)
                                                         -----------    -----------
                                                            (237,924)      (256,792)


   Changes in assets and liabilities:
     (Increase) decrease in receivables and prepaid
        expenses .....................................        40,520        (91,433)
     Increase (decrease) in accounts payable and
        accrued expenses .............................      (171,786)       233,786
     Other ...........................................        20,110         (1,537)
                                                         -----------    -----------
       Net cash provided (used) by operating
         activities ..................................      (349,080)      (115,976)
                                                         -----------    -----------

Cash flows from investing activities:
   (Increase) decrease in notes receivable ...........       (17,995)        12,042
   Capital expenditures ..............................       (15,703)        (3,036)
   Distributions from investees ......................       111,524        105,000
   Proceeds from sale of bowling centers .............       985,246           --
   Acquire additional interest in Redbird Properties .          --           (5,246)
                                                         -----------    -----------
      Net cash provided (used) by investing activities     1,063,072        108,760
                                                         -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments ......................      (265,299)      (168,215)
   Proceeds from line of credit ......................          --          210,000
   Payments on line of credit ........................          --          (15,000)
                                                         -----------    -----------
       Net cash used by financing activities .........      (265,299)        26,785
                                                         -----------    -----------


Net increase (decrease) in cash and equivalents ......       448,693         19,569

Cash and equivalents, beginning of period ............     1,093,465        120,027
                                                         -----------    -----------

Cash and equivalents, end of period ..................   $ 1,542,158    $   139,596
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