Form 10-Q
period 1996-12-31
SPORTS ARENAS INC
filed 1997-02-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of January 31, 1997 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1996

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of December 31, 1996 and June 30, 1996             1-2

      Statements of Operations for the Three Months Ended December 31,      3
            1996 and 1995

      Statements of Operations for the Six Months Ended                     4
            December 31, 1996 and 1995

      Statements of Cash Flows for the Six Months Ended December 31,       5-6
            1996 and 1995

      Notes to Financial Statements                                        7-9


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     10-13



Part II - Other Information                                                14


Signature                                                                  15

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                        December 31,      June 30,
                                                                            1996            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
Current assets:
   Cash and equivalents .............................................   $  2,330,756    $  1,093,465
   Current portion of notes receivable ..............................         25,000          25,000
   Current portion of notes receivable-affiliate ....................        100,000         100,000
   Construction contract receivables ................................        419,484         623,877
   Other receivables ................................................         41,062         134,843
   Prepaid expenses .................................................        211,798         182,823
   Property and equipment sold on August 7, 1996 ....................           --         2,745,978
                                                                        ------------    ------------
     Total current assets ...........................................      3,128,100       4,905,986
                                                                        ------------    ------------

Receivables due after one year:
   Note receivable ..................................................        728,838         731,993
     Less deferred gain .............................................       (716,025)       (716,025)
   Affiliate ........................................................        306,502         552,567
   Other ............................................................        110,627          81,696
                                                                        ------------    ------------
                                                                             429,942         650,231
     Less current portion ...........................................       (125,000)       (125,000)
                                                                        ------------    ------------
                                                                             304,942         525,231
                                                                        ------------    ------------
Property and equipment, at cost:
   Land .............................................................        678,000         678,000
   Buildings ........................................................      2,461,327       2,461,327
   Equipment and leasehold and tenant improvements ..................      1,124,523       1,234,170
                                                                        ------------    ------------
                                                                           4,263,850       4,373,497
   Less accumulated depreciation and amortization ...................     (1,187,659)     (1,175,332)
                                                                        ------------    ------------

     Net property and equipment .....................................      3,076,191       3,198,165
                                                                        ------------    ------------

Other assets:
   Undeveloped land, at cost ........................................      4,737,353       4,737,353
   Capitalized carrying costs on leased land ........................         84,621          85,569
   Goodwill, net ....................................................        403,606         538,144
   Deferred loan costs, net .........................................         75,423          97,161
   Investments ......................................................      2,154,735       2,232,119
   Other ............................................................         93,656         125,353
                                                                        ------------    ------------
                                                                           7,549,394       7,815,699
                                                                        ------------    ------------

                                                                        $ 14,058,627    $ 16,445,081
                                                                        ============    ============

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                        December 31,      June 30,
                                                                            1996            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
Current liabilities:
   Long-term debt subject to extinguishment .........................   $       --      $  1,808,282
   Assessment district obligation - in default ......................      2,169,566       2,061,090
   Long-term debt due within one year ...............................        912,000       1,061,000
   Long-term debt due within one year- related party ................           --           100,000
   Accounts payable .................................................        548,913         908,530
   Accrued payroll and related expenses .............................         72,807         308,619
   Accrued property taxes ...........................................        386,709         385,591
   Accrued interest .................................................         46,853          33,794
   Accrued frequent bowler program expense ..........................        210,211         250,506
   League bowler prize funds ........................................        110,686            --
   Other accrued liabilities ........................................        169,689         297,361
                                                                        ------------    ------------

     Total current liabilities ......................................      4,627,434       7,214,773
                                                                        ------------    ------------

Long-term debt, excluding current portion ...........................      3,946,526       4,167,515
                                                                        ------------    ------------

Long-term debt, related party .......................................           --           219,744
                                                                        ------------    ------------

Distributions received in excess of basis investment  ...............     10,001,123       9,828,360
                                                                        ------------    ------------

Tenant security deposits                                                      26,238          25,894
                                                                        ------------    ------------

Minority interests in consolidated subsidiaries .....................      2,212,677       2,212,677
                                                                        ------------    ------------

Commitments and contingencies

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and outstanding............        272,500         272,500
   Additional paid-in capital .......................................      1,730,049       1,730,049
   Accumulated deficit ..............................................     (6,889,448)     (7,448,409)
                                                                        ------------    ------------
                                                                          (4,886,899)     (5,445,860)
   Less note receivable from shareholder ............................     (1,868,472)     (1,778,022)
                                                                        ------------    ------------
     Total shareholders' equity (deficiency) ........................     (6,755,371)     (7,223,882)
                                                                        ------------    ------------

                                                                        $ 14,058,627    $ 16,445,081
                                                                        ============    ============













        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                                                                       1996           1995
                                                                   -----------    -----------
Revenues:
   Bowling .....................................................   $   677,310    $ 1,946,814
   Rental ......................................................       127,733        134,939
   Construction ................................................     1,093,999        821,130
   Other .......................................................        20,970         15,377
   Other-related party .........................................        27,664         26,845
                                                                   -----------    -----------
                                                                     1,947,676      2,945,105
                                                                   -----------    -----------
Costs and expenses:
   Bowling .....................................................       450,862      1,237,981
   Rental ......................................................        64,267         61,851
   Construction ................................................       986,776        684,748
   Development .................................................        37,849         48,028
   Selling, general and administrative .........................       451,477        662,841
   Depreciation and amortization ...............................       160,401        260,709
                                                                   -----------    -----------
                                                                     2,151,632      2,956,158
                                                                   -----------    -----------

Loss from operations ...........................................      (203,956)       (11,053)
                                                                   -----------    -----------

Other income (charges):
   Investment income:
     Related party .............................................        56,557         54,093
     Other .....................................................        53,209         17,424
   Interest expense and amortization of finance ................      (116,867)      (219,889)
   costs
   Interest expense related to development .....................       (68,692)       (54,660)
   activities
   Recognize deferred gain .....................................          --            5,792
   Gain on sale ................................................        55,000           --
   Equity in income of investees ...............................        64,616         55,690
                                                                   -----------    -----------
                                                                        43,823       (141,550)
                                                                   -----------    -----------

Net loss .......................................................   $ ( 160,133)   $ ( 152,603)
                                                                   ===========    ===========



Per common share (based on weighted average shares outstanding):
     Net loss ..................................................   $      (.01)   $      (.01)
                                                                   ===========    ===========













        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                                                                       1996           1995
                                                                   -----------    -----------
Revenues:
   Bowling .....................................................   $ 1,667,808    $ 3,710,668
   Rental ......................................................       252,144        258,958
   Construction ................................................     1,760,704      1,349,834
   Other .......................................................        61,832         26,155
   Other-related party .........................................        55,430         53,286
                                                                   -----------    -----------
                                                                     3,797,918      5,398,901
                                                                   -----------    -----------
Costs and expenses:
   Bowling .....................................................     1,257,608      2,476,715
   Rental ......................................................       118,963        116,778
   Construction ................................................     1,559,825      1,146,139
   Development .................................................        67,459         94,404
   Selling, general and administrative .........................       972,653      1,388,092
   Depreciation and amortization ...............................       339,725        522,062
                                                                   -----------    -----------
                                                                     4,316,233      5,744,190
                                                                   -----------    -----------
Loss from operations ...........................................      (518,315)      (345,289)
                                                                   -----------    -----------

Other income (charges):
   Investment income:
     Related party .............................................       113,831        109,987
     Other .....................................................        65,815         34,992
   Interest expense and amortization of finance costs...........      (247,019)      (440,689)
   Interest expense related to development activities...........      (137,312)      (109,355)
   Recognize deferred gain .....................................          --           11,442
   Gain on sale of bowling centers .............................     1,099,514           --
   Gain on sale, other .........................................        55,000           --
   Equity in income of investees ...............................       127,447         96,465
                                                                   -----------    -----------
                                                                     1,077,276       (297,158)
                                                                   -----------    -----------

Net income (loss) ..............................................   $   558,961    $ ( 642,447)
                                                                   ===========    ===========



Per common share (based on weighted average shares outstanding):
     Net income (loss) .........................................   $       .02    $      (.02)
                                                                   ===========    ===========












        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)



                                                               1996           1995
                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss) ...................................   $   558,961    $  (642,447)
   Adjustments to reconcile  net loss to net cash
    provided  (used) by operating activities:
     Amortization of deferred financing costs ..........        16,135         19,685
     Depreciation and amortization .....................       339,725        522,062
     Undistributed income of investees .................      (127,447)       (96,465)
     Gain on sale of bowling centers and other .........    (1,154,514)          --
     Interest accrued on assessment district obligation        108,476        112,318
     Interest accrued on receivable from shareholder ...       (90,450)       (85,946)
     Recognize deferred gain ...........................          --          (11,442)
   Changes in assets and liabilities:
     (Increase) decrease in receivables ................       298,174        (92,654)
     Increase in prepaid expenses ......................       (48,975)      (131,077)
     Increase (decrease) in accounts payable and accrued      (710,473)       715,916
        expenses
     Increase (decrease) in billings in excess of costs         71,940        (72,329)
     Other .............................................        26,807         (6,473)
                                                           -----------    -----------
        Net cash provided (used) by operating activities      (711,641)       231,148
                                                           -----------    -----------

Cash flows from investing activities:
   (Increase) decrease in notes receivable .............       265,289         11,886
   Capital expenditures ................................       (31,185)        (8,978)
   Distributions from investees ........................       380,884        244,999
   Contributions to investees ..........................       (30,000)        (1,800)
   Proceeds from sale of bowling centers ...............     2,052,185           --
   Proceeds from sale of video games ...................        10,000           --
   Acquire additional interest in Redbird Properties ...          --           (5,246)
   Other ...............................................          (648)        12,109
                                                           -----------    -----------
     Net cash provided by investing activities .........     2,646,525        252,970
                                                           -----------    -----------

Cash flows from financing activities:
   Scheduled principal payments ........................      (696,843)      (336,924)
   Proceeds from line of credit ........................          --          210,000
   Payments on line of credit ..........................          --          (30,000)
   Other ...............................................          (750)          --
                                                           -----------    -----------
        Net cash used by financing activities ..........      (697,593)      (156,924)
                                                           -----------    -----------

Net increase in cash and equivalents ...................     1,237,291        327,194

Cash and equivalents, beginning of period ..............     1,093,465        120,027
                                                           -----------    -----------

Cash and equivalents, end of period ....................   $ 2,330,756    $   447,221
                                                           ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)



SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental Schedule of Non-Cash Investing and Financing Activities:

   The sale of three bowling centers on August 7, 1996 resulted in the following increases (decreases) to the following assets and liabilities: property and equipment- ($6,741,237); accumulated depreciation- ($4,013,747); deferred loan costs-($6,353); prepaid expenses ($20,000); and notes payable- ($1,801,172).

   The Company acquired an additional 29 percent interest in Redbird Properties, effective July, 1, 1995, in exchange for a $446,000 note payable. As a result of the acquisition, Redbird Properties became a consolidated subsidiary. The acquisition and consolidation, in addition to eliminating the Company's investment of $134,975, resulted in an increase in the following assets and liabilities in 1995: property and equipment- $1,537,984; accumulated depreciation- $331,500; note payable- $713,538; note payable, related party- $446,000.

   The sale of the video game business on December 15, 1996 for $10,000 cash and a $45,000 note receivable resulted in a decrease of both property and equipment, and accumulated depreciation by $140,832.































        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended December 31, 1996 and 1995, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                    December 31,     June 30,
                                                       1996            1996
                                                   ------------    ------------
       Accounted for on the equity method:
        Investment in UCV, L.P. ................   $(10,001,123)   $ (9,828,360)
        Vail Ranch Limited Partnership .........      2,104,703       2,182,087
                                                   ------------    ------------
                                                     (7,896,420)     (7,646,273)
        Less Investment in UCV, L.P. classified
         as liability- Distributions received
         in excess of basis in investment ......     10,001,123       9,828,360
                                                   ------------    ------------
                                                      2,104,703       2,182,087
       Accounted for on the cost basis:
        All Seasons Inns, La Paz ...............         50,032          50,032
                                                   ------------    ------------

                                                   $  2,154,735    $  2,232,119
                                                   ============    ============

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                           1996       1995
                                         --------   --------
        UCV, L.P. ....................   $127,447   $ 96,465
        Vail Ranch Limited Partnership       --         --
                                         --------   --------
                                         $127,447   $ 96,465
                                         ========   ========

     During the six months ended December 31, 1996, the Company received cash distributions of $273,500 from UCV, L.P. and $77,384 (net of $30,000 contribution) from Vail Ranch Limited Partners ($244,999 from UCV, L.P. in
     1995).

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the six-month periods ended September 30, 1996 and 1995 are as follows:

                                        1996         1995
                                     ----------   ----------
        Revenues .................   $2,160,000   $2,057,000
        Operating and general and       752,000      718,000
              administrative costs
        Depreciation .............       98,000       62,000
        Interest expense .........    1,054,000   1,0544,000
        Net income ...............      255,000      193,000

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995
                                   (Unaudited)



4. Contingencies:

   (a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 40 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that were issued by the assessment district to fund the improvements. The annual payments due related to the bonded debt are approximately $156,000 for the 40 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last four years. As of December 31, 1996, the County had obtained judgments for the defaults under the assessment district obligations, however, the County has not yet commenced foreclosure proceedings on these judgments.

     The amount due to cure the judgments at December 31, 1996 was approximately $731,000 ($688,000 at June 30, 1996). The principal balance of the allocated portion of the bonds ($1,513,730), and delinquent interest and penalties ($655,836 and $547,360 at December 31, 1996 and June 30, 1996,
     respectively) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $381,268 ($337,016 at June 30, 1996) of delinquent property taxes and late fees related to the 40 acre parcel.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995
                                   (Unaudited)


5. Significant Events:

   (a)The Company's revolving line of credit limit was renewed and increased to from $300,000 to $500,000. The line of credit expires in September 1997.

   (b)On August 7, 1996 the Company sold the Village, Marietta and American Bowling Centers (all located in Georgia) and related real estate for $3,950,000 cash, which resulted in a gain of $1,099,514. The property and equipment and the long-term debt extinguished from the sale proceeds were presented as current assets and liabilities at June 30, 1996, respectively. The following are the results of operations of these bowling centers included in the Company's statements of operations for the three and six months ended December 31, 1996 and 1995:

                                 Three Months            Six Months
                             -------------------   ------------------------
                               1996        1995       1996          1995
                             -------    --------   ---------    -----------
      Revenues ...........   $   826    $883,426   $ 332,787    $ 1,698,723
      Bowl costs .........    (2,338)    548,084     253,846      1,096,827
      Selling, general and
       administrative:
        Direct ...........     3,751     155,560     101,323        367,385
        Allocated ........      --        54,400      20,100        104,700
      Depreciation .......      --        55,687      18,598        111,558
      Interest expense ...      --        45,281       7,401         91,966
      Income (loss) ......      (588)     24,414     (68,481)       (73,713)

   (c)On December 15, 1996, the Company sold the video game operations located at the two San Diego bowling centers for $55,000 ($10,000 cash and $45,000 note receivable) resulting in a $55,000 gain. The note 45,000 receivable is due in 24 monthly installments of $2,076, including principal and interest at 10 percent. The following are the results of operations of the video games which were included in the Company's bowling segment for the three and six months ended December 31, 1996 and 1995:

                         Three Months            Six Months
                      ------------------    ------------------
                         1996       1995       1996       1995
                      -------   --------    -------   --------
      Revenues ....   $10,000   $ 16,000    $26,000   $ 36,000
      Bowl costs ..     8,000     17,000     17,000     38,000
      Depreciation       --       19,000       --       37,000
      Income (loss)     2,000    (20,000)     9,000    (39,000)

   (c)Effective January 22, 1997, the Company purchased the assets of Power Sports Group, Inc., which was a manufacturer of graphite golf shafts and ski poles. The purchase price was $40,000 plus the cost of inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties which could cause the actual results to be materially different from those forecasted. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS
                              ---------------------
The following is a recap of the circumstances related to the significant differences between the net income for the three and six month periods ended December 31, 1996 and the net loss for the same period in 1995 (decreases in items are in brackets except for interest expense, for which increases are in brackets):

         Three Month Period Ended December 31, 1996 versus December 31, 1995
         -------------------------------------------------------------------

                                                                             Corporate &
                              Bowling       Rental  Construction Development Unallocated
                              -------       ------  ------------ ----------- -----------
   Revenues .............   (1,270,000)     (7,000)    273,000        --         7,000
                            ----------    --------    --------    --------    --------
   Costs ................     (787,000)      2,000     302,000     (10,000)       --
   SG&A:
    Direct ..............     (225,000)       --        (2,000)       --        16,000
    Allocated ...........      (74,000)       --         6,000        --        68,000
   Depreciation .........      (98,000)     (2,000)       --          --          --
                            ----------    --------    --------    --------    --------
                            (1,184,000)       --       306,000     (10,000)     84,000
                            ----------    --------    --------    --------    --------
   Operating income(loss)      (86,000)     (7,000)    (33,000)     10,000     (77,000)
                            ----------    --------    --------    --------    --------
   Other income(charges):
    Interest income .....         --          --          --          --        38,000
    Interest expense ....       72,000        --          --       (14,000)     18,000
    Gain ................         --          --          --          --        49,000
    Equity in investees .         --          --          --          --         9,000
                            ----------    --------    --------    --------    --------
                                72,000        --          --       (14,000)    114,000
                            ----------    --------    --------    --------    --------
   Net income (loss) ....      (14,000)     (7,000)    (33,000)     (4,000)     37,000
                            ==========    ========    ========    ========    ========

             Six Month Period December 31, 1996 versus December 31, 1995
             -----------------------------------------------------------

                                                                             Corporate &
                              Bowling       Rental  Construction Development Unallocated
                              -------       ------  ------------ ----------- -----------
   Revenues .............   (2,043,000)     (7,000)    411,000        --        38,000
                            ----------    --------    --------    --------   ---------
   Costs ................   (1,219,000)      2,000     414,000     (27,000)       --
   SG&A:
    Direct ..............     (464,000)       --          --          --        32,000
    Allocated ...........     (117,000)       --        17,000        --       117,000
   Depreciation .........     (178,000)     (4,000)       --          --          --
                            ----------    --------    --------    --------   ---------
                            (1,978,000)     (2,000)    431,000     (27,000)    149,000
                            ----------    --------    --------    --------   ---------
   Operating income(loss)      (65,000)     (5,000)    (20,000)     27,000    (111,000)
                            ----------    --------    --------    --------   ---------
   Other income(charges):
    Interest income .....         --          --          --          --        35,000
    Interest expense ....      164,000       --          --        (28,000)     30,000
    Gain ................         --          --          --          --     1,144,000
    Equity in investees .         --          --          --          --        31,000
                            ----------    --------    --------    --------   ---------
                               164,000        --          --       (28,000)  1,240,000
                            ----------    --------    --------    --------   ---------
   Net income (loss) ....       99,000      (5,000)    (20,000)     (1,000)  1,129,000
                            ==========    ========    ========    ========   =========


BOWLING OPERATIONS:

On August 7, 1996, the Company sold its three bowling centers located in Georgia for $3,950,000, which resulted in a $1,099,514 gain. In May 1996 the Company also sold the Redbird Lanes real estate and ceased operations of the bowling center. The Company has two bowling centers remaining that are located in San Diego, California. On December 15, 1996, the Company sold the video game operations that were located in the two San Diego bowling centers, which resulted in a $55,000 gain. The Company has no plans to sell the two remaining bowling centers.

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the three and six month periods ended December 31, 1996 compared to the same period in 1995:

       Three Month Period Ended December 31, 1996 versus December 31, 1995
       -------------------------------------------------------------------
                                 Georgia     Redbird     Other     Combined
                                  Bowls       Lanes     Changes   Incr.(Decr.)
                                --------    --------    -------    --------
    Revenues ................   (883,000)   (350,000)   (37,000) (1,270,000
    Bowl costs ..............   (550,000)   (198,000)   (39,000)   (787,000)
    Selling, general and
     administrative:
      Direct ................   (152,000)    (72,000)    (1,000)   (225,000)
      Allocated .............    (55,000)    (18,000)    (1,000)    (74,000)
    Depreciation ............    (56,000)    (24,000)   (18,000)    (98,000)
    Loss from operations ....     70,000      38,000    (22,000)     86,000
    Interest expense ........    (45,000)    (19,000)    (8,000)    (72,000)
    Net loss ................     25,000      19,000    (30,000)    (14,000)

       Six Month Period Ended December 31, 1996 versus December 31, 1995:
       ------------------------------------------------------------------
                                 Georgia     Redbird      Other    Combined
                                  Bowls       Lanes    Changes    Incr.(Decr.)
                                --------    --------    -------    --------
    Revenues ................ (1,366,000)   (638,000)   (39,000) (2,043,000)
    Bowl costs ..............   (843,000)   (391,000)    15,000  (1,219,000)
    Selling, general and
     administrative:
      Direct ................   (266,000)   (146,000)   (52,000)   (464,000)
      Allocated .............    (85,000)    (32,000)      --      (117,000)
    Depreciation ............    (93,000)    (50,000)   (35,000)   (178,000)
    Loss from operations ....     79,000      19,000    (33,000)     65,000
    Interest expense ........    (85,000)    (51,000)   (28,000)   (164,000)
    Net loss ................     (6,000)    (32,000)   (61,000)    (99,000)

The following is a comparison of operations of the two remaining bowling centers which are located in San Diego:

Bowling revenues decreased 4.4 and 2.1 percent in the three and six month periods ended December 31, 1996, respectively. The decrease is primarily due to a decrease in the number of league bowlers (13%) at both bowling centers. This decrease has been partially offset by an increase in the revenues from open bowling and shoe rentals.

Bowl costs increased by $15,000 (2%) during the sixth month period primarily related to the timing of bowling pin purchases and lane resurfacing in the first quarter that either occurred in a different period in the prior year or had been deferred. This increase was offset by approximately $39,000 of reductions in bowl costs in the three month period related to decreases in payroll and related costs (11%).

Selling, general and administrative expense directly related to the bowling segment decreased by $52,000 in the sixth month period primarily due to a decrease in promotions expense during the first quarter. The decrease in promotions expense primarily related to discontinuing the awarding of points for the Company's frequent bowler program. Management has concluded that the frequent bowler program was not achieving the goals of increasing the frequency of bowling or the loyalty of our customers. The $5,000 decrease (4%) in expense in the three month period was primarily attributable to a continuing decrease in promotions expense and also a decrease in insurance expense.

Depreciation expense decreased by $18,000 and $35,000 in the three and six month periods, respectively, due to the costs related to the video game business having become fully depreciated in the prior year.

Interest expense decreased by $8,000 and $28,000 in the three and six month periods, respectively, due to the reduction in the balances of notes payable.


RENTAL OPERATIONS:

There were no significant changes to the components of the consolidated rental segment in the three and six month periods ended December 31, 1996 other than a reduction in income in 1996 related to $8,000 of non-rent related income recorded in December of 1995.

The equity in income of investees increased by $9,000 and $31,000 in the three and six month periods, respectively, due to improved occupancy of University City Village (UCV). This "seniors" apartment project has been operating at 97 percent occupancy or better since July 1995. Rental income of the apartments increased by 2 percent and 5 percent in the three and six month periods ended September 30, 1996 partially due to a 2 percent increase in rates implemented in June of 1996 and also due to the high rate of occupancy since July 1995. Rental costs increased by 3 percent and 5 percent in the three and six month periods ended September 30, 1996. A portion of the increase in the six month period was due to an $18,000 increase in roof repairs that were performed in May of 1996.

OTHER ACTIVITIES:

Construction costs as a percentage of construction revenues were 90 percent and 89 percent in the three and six month periods ended December 31, 1996, respectively, versus 83 percent and 85 percent in the comparable periods of the prior year. The increase in the percentage is attributable to several large contracts completed in the second quarter that were bid at a lower profit and overhead percentage due to the size of the contract. Selling, general and administrative costs related to the construction segment increased by $17,000 in the sixth month period primarily due to increased incentive compensation as a result of the increased profitability in the second quarter.

Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners.

Other than changes associated with the bowling and construction segments, selling, general and administrative expense did not change significantly in 1996. However, as a result of the disposition of the four bowling centers in May and August 1996, there was an increase in the unallocated portion of corporate overhead of $68,000 and $117,000 in the three and six month periods, respectively. This essentially represents the inability to reduce fixed corporate overhead equal to that amount which had previously been allocated to the administration of the disposed bowling centers.

Other investment income increased by $20,000 and $31,000 in the three and six month periods, respectively, due to the increase in cash that was available for short term investment during those periods as a result of the sales of the bowling centers in May and August of 1996.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The working capital deficit at December 31, 1996 was $1,499,384 and $2,308,787 at June 30, 1996. Excluding the balance of the assessment-district-obligation-in-default and delinquent property taxes described below, which are included in current liabilities, the Company's adjusted working capital of $1,051,500 as of December 31, 1996 is a $962,181 increase from the $89,319 of adjusted working capital as of June 30, 1996. The $872,862 increase in working capital is primarily attributable to the $2,052,000 proceeds from the sale of three bowling centers on August 7, 1996.

On August 7, 1996, the Company sold its three bowling centers in Georgia for $3,950,000 cash. The cash proceeds from the sale were $2,052,000 after deducting selling expenses and extinguishing related long-term debt. The Company has no plans to sell the two remaining bowling centers.

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 40 acres of undeveloped land. The County of Riverside has obtained judgments for the default in assessment district payments. The amount due to cure the judgment as of December 31, 1996 is $731,000. Other than a notice of levy received in November 1995 on a 33 acre portion of the 40 acres of land, the County has not yet commenced foreclosure proceedings on the judgments. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temeculah to effectively down-zone the property. As a results of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

On January 22, 1997, the Company, purchased the assets of Power Sports Group, Inc. (PSG) for $40,000 cash. PSG manufactured premium graphite golf shafts and ski poles and had averaged approximately $400,000 in sales in each of the past two years. The Company plans to acquire approximately $450,000 of new equipment to automate the manufacturing process and develop a sales and marketing staff and program to expand the sales. In addition to the equipment purchase, which may be financed, the Company expects to incur losses totaling $500,000 over the next 18 months before forecasting a profit. The Company believes that, even if no financing is available for the equipment purchase, it has sufficient working capital and cash to fund these costs.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

        As of December 31, 1996, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1996.



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




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
          -------------------
                 Harold S. Elkan, President and Director


     Date:   February 14, 1997
             -----------------




     By: /s/ Steven R. Whitman
         --------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: February 14, 1997
           ------------------