Form 10-Q
period 1997-03-31
SPORTS ARENAS INC
filed 1997-06-10
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of May 31, 1997 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of March 31, 1997 and June 30, 1996                1-2

      Statements of Operations for the Three Months Ended
            March 31, 1997 and 1996                                         3

      Statements of Operations for the Nine Months Ended
            March 31, 1997 and 1996                                         4

      Statements of Cash Flows for the Nine Months Ended
            March 31, 1997 and 1996                                        5-6

      Notes to Financial Statements                                       7-10


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11-14



Part II - Other Information                                                15


Signature                                                                  16

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                          March 31,       June 30,
                                                                             1997            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
Current assets:
   Cash and equivalents .............................................   $  1,930,952    $  1,093,465
   Current portion of notes receivable ..............................         25,000          25,000
   Current portion of notes receivable-affiliate ....................        100,000         100,000
   Construction contract receivables ................................        618,153         623,877
   Other receivables ................................................         38,139         134,843
   Inventories ......................................................        121,169            --
   Prepaid expenses .................................................        173,504         182,823
   Property and equipment sold on August 7, 1996 ....................           --         2,745,978
                                                                        ------------    ------------
     Total current assets ...........................................      3,006,917       4,905,986
                                                                        ------------    ------------
Receivables due after one year:
   Note receivable ..................................................        728,838         731,993
     Less deferred gain .............................................       (716,025)       (716,025)
   Affiliate ........................................................        504,740         552,567
   Other ............................................................         97,445          81,696
                                                                        ------------    ------------
                                                                             614,998         650,231
     Less current portion ...........................................       (125,000)       (125,000)
                                                                        ------------    ------------
                                                                             489,998         525,231
                                                                        ------------    ------------
Property and equipment, at cost:
   Land .............................................................        678,000         678,000
   Buildings ........................................................      2,461,327       2,461,327
   Equipment and leasehold and tenant improvements ..................      1,380,334       1,234,170
                                                                        ------------    ------------
                                                                           4,519,661       4,373,497
   Less accumulated depreciation and amortization ...................     (1,266,427)     (1,175,332)
                                                                        ------------    ------------
     Net property and equipment .....................................      3,253,234       3,198,165
                                                                        ------------    ------------
Other assets:
   Undeveloped land, at cost ........................................      4,074,643       4,737,353
   Capitalized carrying costs on leased land ........................         84,147          85,569
   Goodwill, net ....................................................        336,337         538,144
   Deferred loan costs, net .........................................         76,199          97,161
   Investments ......................................................      2,142,629       2,232,119
   Other ............................................................        341,666         125,353
                                                                        ------------    ------------
                                                                           7,055,621       7,815,699
                                                                        ------------    ------------

                                                                        $ 13,805,770    $ 16,445,081
                                                                        ============    ============

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                         March 31,       June 30,
                                                                           1997            1996
                                                                       ------------    ------------
                                                                        (Unaudited)
Current liabilities:
   Long-term debt subject to extinguishment ........................   $       --      $  1,808,282
   Assessment district obligation - in default .....................      2,044,343       2,061,090
   Long-term debt due within one year ..............................        912,000       1,061,000
   Long-term debt due within one year - related party ..............           --           100,000
   Note payable- short term ........................................        250,000            --
   Accounts payable ................................................      1,053,769         908,530
   Accrued payroll and related expenses ............................         48,639         308,619
   Accrued property taxes ..........................................        405,125         385,591
   Accrued interest ................................................         53,490          33,794
   Accrued frequent bowler program expense .........................        199,836         250,506
   League bowler prize funds .......................................        174,644         113,458
   Other accrued liabilities .......................................         98,310         183,903
                                                                       ------------    ------------
     Total current liabilities .....................................      5,240,156       7,214,773
                                                                       ------------    ------------

Long-term debt, excluding current portion ..........................      3,771,880       4,167,515
                                                                       ------------    ------------

Long-term debt, related party ......................................           --           219,744
                                                                       ------------    ------------

Distributions received in excess of basis in
  investment .......................................................     10,051,685       9,828,360
                                                                       ------------    ------------

Tenant security deposits ...........................................         27,703          25,894
                                                                       ------------    ------------

Minority interests in consolidated subsidiaries ....................      2,212,677       2,212,677
                                                                       ------------    ------------

Commitments and contingencies

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and outstanding...........        272,500         272,500
   Additional paid-in capital ......................................      1,730,049       1,730,049
   Accumulated deficit .............................................     (7,581,744)     (7,448,409)
                                                                       ------------    ------------
                                                                         (5,579,195)     (5,445,860)
   Less note receivable from shareholder ...........................     (1,919,136)     (1,778,022)
                                                                       ------------    ------------
     Total shareholders' equity (deficiency) .......................     (7,498,331)     (7,223,882)
                                                                       ------------    ------------

                                                                       $ 13,805,770    $ 16,445,081
                                                                       ============    ============




        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                       1997           1996
                                                                   -----------    -----------
Revenues:
   Bowling .....................................................   $   761,338    $ 2,226,787
   Rental ......................................................       130,408        120,537
   Construction ................................................       240,212        294,811
   Golf ........................................................        22,425           --
   Other .......................................................        32,786         19,597
   Other-related party .........................................        28,005         27,051
                                                                   -----------    -----------
                                                                     1,215,174      2,688,783
                                                                   -----------    -----------
Costs and expenses:
   Bowling .....................................................       457,751      1,229,911
   Rental ......................................................        57,272         69,005
   Construction ................................................       205,858        285,276
   Golf ........................................................        45,609           --
   Development .................................................        53,546         44,676
   Selling, general and administrative .........................       476,095        684,649
   Depreciation and amortization ...............................       162,525        259,130
                                                                   -----------    -----------
                                                                     1,458,656      2,572,647
                                                                   -----------    -----------

Income (loss) from operations ..................................      (243,482)       116,136
                                                                   -----------    -----------

Other income (charges):
   Investment income:
     Related party .............................................        59,560         56,557
     Other .....................................................        43,862         17,276
   Interest expense and amortization of
     finance costs .............................................      (111,728)      (201,682)
   Interest expense related to development
     activities ................................................       (55,033)       (54,551)
   Gain (loss) on disposition of undeveloped land ..............      (468,268)       120,401
   Equity in income of investees ...............................        82,793         54,903
                                                                   -----------    -----------
                                                                      (448,814)        (7,096)
                                                                   -----------    -----------

Net income (loss) ..............................................   $  (692,296)   $   109,040
                                                                   ===========    ===========


Per common share (based on weighted average shares outstanding):
     Net income (loss) .........................................   $      (.02)   $       .00
                                                                   ===========    ===========








        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                       1997           1996
                                                                   -----------    -----------
Revenues:
   Bowling .....................................................   $ 2,429,146    $ 5,937,455
   Rental ......................................................       382,552        379,495
   Construction ................................................     2,000,916      1,644,645
   Golf ........................................................        22,425           --
   Other .......................................................        94,618         45,153
   Other-related party .........................................        83,435         80,936
                                                                   -----------    -----------
                                                                     5,013,092      8,087,684
                                                                   -----------    -----------

Costs and expenses:
   Bowling .....................................................     1,715,359      3,706,626
   Rental ......................................................       176,235        185,783
   Construction ................................................     1,765,683      1,431,415
   Golf ........................................................        45,609           --
   Development .................................................       121,005        139,080
   Selling, general and administrative .........................     1,448,748      2,072,741
   Depreciation and amortization ...............................       502,250        781,192
                                                                   -----------    -----------
                                                                     5,774,889      8,316,837
                                                                   -----------    -----------

Loss from operations ...........................................      (761,797)      (229,153)
                                                                   -----------    -----------
Other income (charges):
   Investment income:
     Related party .............................................       173,410        166,543
     Other .....................................................       109,658         52,269
   Interest expense and amortization of
     finance costs .............................................      (358,747)      (642,371)
   Interest expense related to development
     activities ................................................      (192,345)      (163,906)
   Recognize deferred gain .....................................          --           11,442
   Gain on sale of bowling centers .............................     1,099,514           --
   Gain (loss) on disposition of undeveloped land ..............      (468,268)       120,401
   Gain on sale, other .........................................        55,000           --
   Equity in income of investees ...............................       210,240        151,368
                                                                   -----------    -----------
                                                                       628,462       (304,254)
                                                                   -----------    -----------

Net loss .......................................................   $  (133,335)   $  (533,407)
                                                                   ===========    ===========


Per common share (based on weighted average shares outstanding):
     Net loss ..................................................   $       .00    $      (.02)
                                                                   ===========    ===========



        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



                                                               1997           1996
                                                            -----------   -----------
Cash flows from operating activities:
   Net loss ............................................   $ ( 133,335)   $ ( 533,407)
   Adjustments to reconcile  net loss to net cash
    provided  (used) by operating activities:
     Amortization of deferred financing costs ..........        22,879         29,957
     Depreciation and amortization .....................       502,250        781,192
     Undistributed income of investees .................      (210,240)      (151,368)
     Gain on sale of bowling centers and other .........    (1,154,514)          --
     (Gain) loss on disposition of undeveloped land ....       468,268       (120,401)
     Interest accrued on assessment district obligation        154,925        164,529
     Interest accrued on receivable from shareholder ...      (141,114)      (131,524)
     Recognize deferred gain ...........................          --          (11,442)
   Changes in assets and liabilities:
     (Increase) decrease in receivables ................       109,455       (133,210)
     Increase in inventories ...........................        (1,567)          --
     Increase in prepaid expenses ......................        (9,114)      (107,119)
     Increase (decrease) in accounts payable
        and accrued  expenses ..........................      (136,893)       641,280
     Increase (decrease) in billings in excess of costs          9,075          3,823
     Other .............................................        26,955         (3,640)
                                                           -----------    -----------
        Net cash provided (used) by operating activities      (492,970)       428,670
                                                           -----------    -----------

Cash flows from investing activities:
   (Increase) decrease in notes receivable .............        80,233        107,787
   Capital expenditures ................................      (243,121)       (15,479)
   Distributions from investees ........................       512,990        244,999
   Contributions to investees ..........................       (30,000)       (17,800)
   Proceeds from sale of bowling centers ...............     2,052,185           --
   Proceeds from sale of video games ...................        10,000           --
   Proceeds from sale of undeveloped land ..............          --          160,401
   Acquire additional interest in Redbird Properties ...          --           (5,244)
   Acquisition of Penley Golf ..........................      (172,071)          --
                                                           -----------    -----------
     Net cash provided by investing activities .........     2,210,216        474,664
                                                           -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments ........................      (871,489)      (602,584)
   Proceeds from line of credit ........................          --          210,000
   Payments on line of credit ..........................          --         (298,742)
   Other ...............................................        (8,270)          --
                                                           -----------    -----------
        Net cash used by financing activities ..........      (879,759)      (691,326)
                                                           -----------    -----------

Net increase in cash and equivalents ...................       837,487        212,008

Cash and equivalents, beginning of period ..............     1,093,465        120,027
                                                           -----------    -----------
Cash and equivalents, end of period ....................   $ 1,930,952    $   332,035
                                                           ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



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

   On March 18, 1997 the County of Riverside foreclosed at public sale on 7 of the 40 acres of undeveloped land in Temecula, California, which had a carrying value of $662,710. The sale resulted in the extinguishment of $22,770 of accrued property taxes and $171,672 of assessment district obligations.

   On January  22,  1997  the  Company   purchased  the  receivables   ($8,594),
     inventories ($119,602) and equipment ($43,875) of the Power Sports Group (Penley Golf) for $172,071.

   On March 28, 1997, the proceeds of a $250,000 loan were used to pay the lessor of Grove bowling center for a deferred lease inception fee.






















        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended March 31, 1997 and 1996, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                     March 31,        June 30,
                                                      1997             1996
                                                 -------------     ------------
   Accounted for on the equity method:
        Investment in UCV, L.P.................  $( 10,051,685)    $( 9,828,360)
        Vail Ranch Limited Partnership ........      2,104,703        2,182,087
                                                 -------------     ------------
                                                   ( 7,946,982)     ( 7,646,273)
        Less Investment in UCV, L.P. classified
          as liability- Distributions received
          in excess of basis in investment .....    10,051,685        9,828,360
                                                 -------------     ------------
                                                     2,104,703        2,182,087
     Accounted for on the cost basis:
        All Seasons Inns, La Paz ...............        37,926           50,032
                                                 -------------     ------------
                                                   $ 2,142,629      $ 2,232,119
                                                 =============     ============
     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                                        1997             1996
                                                    ----------       ----------
        UCV, L.P. ................................  $  210,240       $  151,368
        Vail Ranch Limited Partnership ...........        --                --
                                                    ----------       ----------
                                                    $  210,240       $  151,368
                                                    ==========       ==========
     During the nine months ended March 31, 1997, the Company received cash distributions of $393,500 from UCV, L.P. ($244,999 in 1996), $77,384 (net
     of  $30,000   contribution)  from  Vail  Ranch  Limited  Partners  ($17,800 contribution in 1996), and $12,106 from All Season Inns, La Paz.

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal
     year  (March  31).  Summarized   information  from  UCV,  L.P.'s  unaudited
     statements of income for the nine-month periods ended December 31, 1996 and 1995 are as follows:
                                         1997         1996
                                      ----------   ----------
          Revenues ................   $3,250,000   $3,096,000
          Operating and general and
             administrative costs .    1,100,000    1,071,000
          Depreciation ............      146,000      145,000
          Interest expense ........    1,584,000    1,577,000
          Net income ..............      420,000      303,000

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

4. Contingencies:

     (a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns two contiguous parcels of undeveloped land which total approximately 40 acres that are located within a special assessment district of the County of Riverside, California (the County). The special assessment district was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Each parcel of property within the assessment district is collateral for an allocated portion of the bonded debt that were issued by the assessment district to fund the improvements.

     In November 1993, the City of Temecula adopted a general development plan that designates the 40 acres of property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acres from a "commercial" to "professional office" use. The parcels are subject to Assessment District liens which were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. OVP has filed suit against the City of Temecula claiming that the City's adoption of a general plan as a means of effectively re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.

     OVP is delinquent in the payment of property taxes and assessments related to the two parcels for the last five years. On March 18, 1997, the County sold the 7 acre parcel at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the Assessment District obligation of $171,672. OVP recorded a loss from the disposition of the undeveloped land of $468,268 representing the carrying value of the 7 acre parcel ($662,710) less the property tax and assessment district obligations extinguished. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed.

     The amount due to cure the judgment for the default under the Assessment District obligation on the remaining 33 acre parcel at March 31, 1997 was approximately $813,000 ($688,000 for both parcels at June 30, 1996). The principal balance of the allocated portion of the bonds ($1,230,699), and delinquent interest and penalties ($660,190 for the 33 acre parcel and $547,360 for both parcels at March 31, 1997 and June 30, 1996, respectively) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $377,829 of delinquent property taxes and late fees related to the 33 acre parcel ($337,016 for both parcels at June 30, 1996). The annual payments due related to the bonded debt on the 33 acre parcel are approximately $185,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent.


   (b) The Company is involved in other various routine litigation and disputes incident to its business. In the management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)

5. Significant Events:

   (a) The Company's revolving line of credit limit was renewed on November 1, 1996 and increased from $300,000 to $500,000. The line of credit expires on November 1, 1997. On April 8, 1997, the line of credit limit was reduced to $200,000 in conjunction with the bank providing an equipment loan of $320,000 as described in Note 5c.

   (b) On August 7, 1996 the Company sold the Village, Marietta and American Bowling Centers (all located in Georgia) and related real estate for $3,950,000 cash, which resulted in a gain of $1,099,514. The property and equipment and the long-term debt extinguished from the sale proceeds were
      presented   as  current   assets  and   liabilities   at  June  30,  1996,
      respectively. The following are the results of operations of these bowling centers included in the Company's statements of operations for the three and nine month periods ended March 31, 1997 and 1995:
                                 Three Months             Nine Months
                            --------------------      ---------------------
                              1997          1996        1997         1996
                          ----------    ----------   ----------    ----------
   Revenues ...........   $     --      $1,021,000   $  333,000    $2,720,000
   Bowl costs .........         --         536,000      255,000     1,633,000
   Selling, general and
    administrative:
     Direct ...........       17,000       191,000      117,000       558,000
     Allocated ........         --          63,000       20,000       167,000
   Depreciation .......         --          56,000       18,000       167,000
   Interest expense ...         --          40,000        8,000       133,000
   Income (loss) ......      (17,000)      135,000      (85,000)       62,000

   (c) On December 15, 1996, the Company sold the video game operations located at the two San Diego bowling centers for $55,000 ($10,000 cash and $45,000 note receivable) resulting in a $55,000 gain. The note receivable is due in 24 monthly installments of $2,076, including principal and interest at 10 percent. The following are the results of the video game operations which were included in the Company's bowling segment for the three and nine months ended March 31, 1997 and 1995:
                                 Three Months             Nine Months
                             ------------------    --------------------
                               1997        1996        1997       1996
                            --------    --------    --------   --------
         Revenues .......   $   --      $ 19,000    $ 25,000   $ 55,000
         Bowl costs .....      1,000      16,000      18,000     54,000
         Depreciation ...       --        19,000        --       56,000
         Interest expense      2,000       3,000       6,000      9,000
         Income (loss) ..     (3,000)    (19,000)      1,000    (64,000)

   (c) On January 22, 1997, Penley Sports, LLC (Penley), a limited liability company for which the Company is the managing member and owner of ninety percent of the units, purchased the assets of Power Sports Group, Inc., which was a manufacturer of graphite golf shafts and ski poles. The purchase price was $172,071 for the accounts receivable ($8,594), inventories ($119,602), and equipment ($43,875). The following are the results of operations of Penley included in the consolidated condensed financial for the period of January 22, 1997 through March 31, 1997:

            Revenues ...........   $  22,000
            Golf cost ..........      46,000
            Selling, general and
             administrative ....     105,000
            Net loss ...........    (129,000)

     On April 28, 1997, the Company obtained a $320,000 loan to finance the acquisition of approximately $471,000 of manufacturing equipment, of which $171,000 had been purchased as of March 31, 1997. The loan is payable in monthly installments of $8,225, including interest at 10-1/2 percent per annum, with the balance due May 1, 2001. The loan is collateralized by the $471,000 of equipment.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1997 AND 1996
                                   (Unaudited)


5. Significant Events (continued):

   (d) On March 28, 1997, the proceeds from a $250,000 bank loan were used to pre-pay the balance of payments due on the lease inception fee for the Grove bowling center. The loan is payable in monthly installments of interest only at 11 percent per annum and the principal balance is due on April 5, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:
Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties which could cause the actual results to be materially different from those forecasted. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.
                              RESULTS OF OPERATIONS
The following is a recap of the circumstances related to the significant differences between the results of operations for the three and nine month periods ended March 31, 1997 and the same periods in 1996 (decreases in items are in brackets except for interest expense, for which increases are in brackets):

                         Three Month Period Ended March 31, 1997 versus March 31, 1996
                         -------------------------------------------------------------
                                                             Constr-                   Develop-     Corporate &
                                 Bowling        Rental        uction         Golf        ment       Unallocated
                               ----------    ----------    ----------    ----------    ----------    ----------

Revenues ...................   (1,465,000)       11,000       (55,000)       22,000          --          14,000
                               ----------    ----------    ----------    ----------    ----------    ----------
Costs ......................     (772,000)      (12,000)      (79,000)       46,000         9,000          --
SG&A:
  Direct ...................     (263,000)         --         (22,000)      105,000          --         (29,000)
  Allocated ................      (88,000)         --           4,000          --            --          84,000
Depreciation ...............      (98,000)        1,000          --            --            --            --
                               ----------    ----------    ----------    ----------    ----------    ----------
                               (1,221,000)      (11,000)      (97,000)      151,000         9,000        55,000
                               ----------    ----------    ----------    ----------    ----------    ----------
Operating income (loss) ....     (244,000)       22,000        42,000      (129,000)       (9,000)      (41,000)
                               ----------    ----------    ----------    ----------    ----------    ----------
Other income (charges)
  Interest income ..........         --            --            --            --            --          30,000
  Interest expense .........       78,000          --            --            --            --          11,000
  Gain .....................         --            --            --            --            --        (589,000)
  Equity in investees ......         --            --            --            --            --          28,000
                               ----------    ----------    ----------    ----------    ----------    ----------
                                   78,000          --            --            --            --        (520,000)
                               ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss) ..........     (166,000)       22,000        42,000      (129,000)       (9,000)     (561,000)
                               ==========    ==========    ==========    ==========    ==========    ==========

                            Nine-Month Period March 31, 1997 versus March 31, 1996
                            ------------------------------------------------------
                                                             Constr-                     Develop-    Corporate &
                                 Bowling        Rental        uction         Golf          ment      Unallocated
                               ----------    ----------    ----------    ----------    ----------    ----------
Revenues ...................   (3,508,000)        4,000       356,000        22,000          --          52,000
                               ----------    ----------    ----------    ----------    ----------    ----------
Costs ......................   (1,991,000)       (9,000)      334,000        46,000       (18,000)         --
SG&A:
  Direct ...................     (726,000)         --          (4,000)      105,000          --           1,000
  Allocated ................     (216,000)         --           8,000          --            --         208,000
Depreciation ...............     (275,000)       (4,000)         --            --            --            --
                               ----------    ----------    ----------    ----------    ----------    ----------
                               (3,208,000)      (13,000)      338,000       151,000       (18,000)      209,000
                               ----------    ----------    ----------    ----------    ----------    ----------
Operating income (loss) ....     (300,000)       17,000        18,000      (129,000)       18,000      (157,000)
                               ----------    ----------    ----------    ----------    ----------    ----------
Other income (charges)
  Interest income ..........         --            --            --            --            --          64,000
  Interest expense .........      244,000         1,000          --            --         (28,000)       39,000
  Gain .....................         --            --            --            --            --         554,000
  Equity in investees ......         --            --            --            --            --          59,000
                               ----------    ----------    ----------    ----------    ----------    ----------
                                  244,000         1,000          --            --         (28,000)      716,000
                               ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss) ..........      (56,000)       18,000        18,000      (129,000)      (10,000)      559,000
                               ==========    ==========    ==========    ==========    ==========    ==========

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

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the three and nine month periods ended March 31, 1997 compared to the same period in 1996:

              Three-Month Period Ended March 31, 1997 versus March 31, 1996
              -------------------------------------------------------------
                         Georgia      Redbird     Video      Other    Combined
                          Bowls        Lanes      Games     Changes Incr.(Decr.)
                       ----------    ---------  --------   --------  ----------
Revenues               (1,021,000)   ( 387,000) ( 19,000)  ( 38,000) (1,465,000)

Bowl costs              ( 536,000)   ( 195,000)  ( 15,000) ( 26,000)  ( 772,000)
Selling, general &
 administrative:
  Direct                ( 174,000)    ( 58,000)         -  ( 31,000)  ( 263,000)
  Allocated              ( 63,000)    ( 20,000)         -   ( 5,000)   ( 88,000)
Depreciation             ( 56,000)    ( 24,000)  ( 19,000)    1,000    ( 98,000)
Income from operations  ( 192,000)    ( 90,000)    15,000    23,000   ( 244,000)
Interest expense         ( 40,000)    ( 28,000)   ( 1,000)  ( 9,000)   ( 78,000)
Net income              ( 152,000)    ( 62,000)    16,000    32,000   ( 166,000)

              Nine-Month Period Ended March 31, 1997 versus March 31, 1996:
              ------------------------------------------------------------
                         Georgia     Redbird     Video      Other     Combined
                          Bowls       Lanes      Games     Changes  Incr.(Decr.)
                      ----------   ----------   --------  --------   ----------
Revenues              (2,387,000)  (1,024,000)  ( 30,000) ( 67,000)  (3,508,000)
Bowl costs            (1,378,000)   ( 587,000)  ( 36,000)   10,000   (1,991,000)
Selling, general & administrative:
  Direct               ( 440,000)   ( 202,000)         -  ( 84,000)   ( 726,000)
  Allocated            ( 147,000)    ( 52,000)         -  ( 17,000)   ( 216,000)
Depreciation           ( 148,000)    ( 74,000)  ( 56,000)    3,000    ( 275,000)
Income from operations ( 274,000)   ( 109,000)    62,000  ( 21,000)   ( 300,000)
Interest expense       ( 126,000)    ( 80,000)   ( 3,000) ( 35,000)   ( 244,000)
Net income             ( 148,000)    ( 29,000)    65,000    56,000     ( 56,000)


The following is a comparison of operations of the two remaining bowling centers which are located in San Diego:

Bowling revenues decreased 4.9 and 3.1 percent in the three and nine month periods ended March 31, 1997, respectively. The decrease is primarily due to a decrease in the number of league games bowled (13%) at both bowling centers. This decrease has been partially offset by an increase in the revenues from open bowling (2%) and shoe rentals (25%).

Bowl costs did not significantly change in the nine month period, but decreased by 5 percent ($26,000) during the three month period primarily related to decreases in payroll and related expenses ($16,000). Bowl costs during prior quarters had increased by $15,000 primarily due to the timing of bowling pin purchases and lane resurfacing in the first quarter that either occurred in a different period in the prior year or had been deferred. In prior quarters, the increases in these expenses had been partially offset by approximately $39,000 of reductions in payroll and related costs (11%) in the second quarter.

Selling, general and administrative expense directly related to the bowling segment decreased by $84,000 and $31,000 in the nine and three month periods, respectively. Promotions expense decreased by $55,000 and $13,000 in the nine and three month periods, respectively, primarily due to discontinuing the awarding of points for the Company's frequent bowler program. Management has concluded that the frequent bowler program was not achieving the goals of increasing the frequency of bowling or the loyalty of our customers. The $31,000 decrease (4%) in expense in the three month period was primarily attributable to a continuing decrease in promotions expense and also a decrease in insurance expense.

Interest expense decreased by $9,000 and $35,000 in the three and nine month periods, respectively, due to the reduction in the balances of notes payable.


RENTAL OPERATIONS:

There were no significant changes to the components of the consolidated rental segment in the three and nine month periods ended March 31, 1997.

The equity in income of investees increased by $28,000 and $59,000 in the three and nine month periods, respectively, due to improved occupancy of University City Village (UCV). This "seniors" apartment project has been operating at 97 percent occupancy or better since July 1995. Rental income of the apartments increased by 5 percent during both the three and nine month periods ended December 31, 1996 ($52,000 and $154,000, respectively) partially due to a 2 percent increase in rates implemented in June of 1996 and also due to the high rate of occupancy since July 1995. Rental costs decreased by 2 percent ($6,000) and increased by 3 percent ($29,000) in the three and nine month periods ended December 31, 1996. A portion of the increase in the nine month period was due to an $18,000 increase in roof repairs that were performed in May of 1996.

OTHER ACTIVITIES:

Construction costs as a percentage of construction revenues were 86 percent and 88 percent in the three and nine month periods ended March 31, 1997, respectively, versus 97 percent and 87 percent in the comparable periods of the prior year. The higher cost of sales percentage in the three month period ended March 31, 1996 was due to some unexpected completion costs incurred in that quarter ($15,000) related to jobs closed in the quarter ended December 1995.. Direct selling, general and administrative costs related to the construction segment decreased by $22,000 in the three month period primarily due to the decrease in incentive compensation, which is based on profitability.

Development costs and expenses primarily consist of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. The amount of legal expense varies from quarter to quarter. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners. On March 18, 1997, the County sold one of the two parcels (7 acres) at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the Assessment District obligation of $171,672. OVP recorded a loss from the disposition of the undeveloped land of $468,268 representing the carrying value of the 7 acre parcel ($662,710) less the property tax and assessment district obligations extinguished.

On January 22, 1997, Penley Sports, LLC (Penley), a limited liability company for which the Company is the managing member and owner of ninety percent of the units, purchased the assets of Power Sports Group, Inc., which was a manufacturer of graphite golf shafts and ski poles. The Power Sports Group had been a small producer of premium golf shafts that sold to a limited number of golf shops. The Company is in the process of purchasing equipment to automate the production line and hiring sales and marketing personnel to expand the sales to golf shops and create business with the large golf club manufacturers. The Company is also in the process of developing additional golf shaft products. As a result, the golf costs and selling, general and administrative expenses related to golf operations exceeded the golf revenues. The Company estimates that it will continue to incur operating losses for the next twelve to eighteen months before sales increase sufficiently to exceed costs.

Other than changes associated with the bowling and construction segments, selling, general and administrative expense did not change significantly in the three and nine month periods ended March 31, 1997. However, as a result of the disposition of the four bowling centers in May and August 1996, there was an increase in the unallocated portion of corporate overhead of $84,000 and $208,000 in the three and nine month periods, respectively. This essentially represents the inability to reduce fixed corporate overhead equal to that amount which had previously been allocated to the administration of the disposed bowling centers.

Other investment income increased by $30,000 and $64,000 in the three and nine month periods, respectively, due to the increase in cash that was available for short term investment during those periods as a result of the sales of the bowling centers in May and August of 1996.

                         Liquidity and Capital Resources

The working  capital  deficit at March 31, 1997 was $2,223,239 and $2,308,787 at
June      30,      1996.       Excluding       the      balance      of      the
assessment-district-obligation-in-default and delinquent property taxes described below, which are included in current liabilities, the Company's adjusted working capital of $188,933 as of March 31, 1997 is a $99,614 increase from the $89,319 of adjusted working capital as of June 30, 1996. As discussed below, the sale of three bowling centers in August 1996 provided cash proceeds of $2,052,185, however cash used by operations ($492,970), reduction of long-term debt ($871,489) and capital expenditures ($71,921) less distributions received from investees ($512,990) utilized $923,390. The acquisition of Power Sports Group ($172,071) and the subsequent purchase of additional equipment ($172,200) utilized an additional $344,271 of cash.

On August 7, 1996, the Company sold its three bowling centers in Georgia for $3,950,000 cash. The cash proceeds from the sale were $2,052,000 after deducting selling expenses and extinguishing related long-term debt. The Company has no plans to sell the two remaining bowling centers.

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 40 acres of undeveloped land. The County of Riverside obtained judgments for the default in assessment district payments. On March 18, 1997, the County sold the 7 acre parcel at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the Assessment District obligation of $171,672.. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed. The amount due to cure the judgment for the default under the Assessment District obligation on the 33 acre parcel at March 31, 1997 was approximately $813,000 ($688,000 for both parcels at June 30, 1996). The principal balance of the allocated portion of the bonds ($1,230,699), and delinquent interest and penalties ($660,190 for the 33 acre parcel and $547,360 for both parcels at March 31, 1997 and June 30, 1996, respectively) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet includes $377,829 of delinquent property taxes and late fees related to the 33 acre parcel ($337,016 for both parcels at June 30, 1996). If the County of Riverside again attempts a public sale of the 33 acre parcel and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temeculah to effectively down-zone the property. As a results of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

On January 22, 1997, the Company, purchased the assets of Power Sports Group, Inc. (PSG) for $172,071 cash. PSG manufactured premium graphite golf shafts and ski poles and had averaged approximately $400,000 in sales in each of the past two years. On April 28, 1997, the Company obtained a $320,000 loan to finance the acquisition of approximately $471,000 of manufacturing equipment, of which $171,000 had been purchased as of March 31, 1997. The loan is payable in monthly installments of $8,225, including interest at 10-1/2 percent per annum, with the balance due May 1, 2001. The loan is collateralized by the $471,000 of equipment. The Company plan is to automate the manufacturing process and develop a sales and marketing staff and program to expand the sales. The Company expects to incur losses totaling $800,000 over the next 18 months before forecasting a profit. The Company believes that it has sufficient cash to fund these costs.

During the fourth quarter of 1997, the Company expects to utilize an additional $1,000,000 of cash for operations after reduction of long term debt ($664,000), capital expenditures ($50,000) and distributions received from investees($60,000). In addition to the normal utilization of cash during the fourth quarter of each year due to the seasonality of the bowling segment, the estimate for the fourth quarter includes paying $502,000 to extinguish the balances of three notes that come due during the third quarter and negative cash flow of $160,000 from the golf segment.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

        As of March 31, 1997, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1996.



ITEM 2. Changes in Securities

          NONE



ITEM 3. Defaults upon Senior Securities

          N/A



ITEM 4. Submission of Matters to a Vote of Security Holder

        On December 20, 1996 the Company held its annual shareholder meeting in which the following items were voted upon:

                                                       Tabulation of Votes
                                                 ------------------------------------
                                                   For           Against      Abstain
                                                 ----------      -------      -------

       Election of Directors:
         Harold S. Elkan .....................   22,161,716         --         31,056
         Steven R. Whitman ...................   22,165,066         --         27,706
         Patrick D. Reiley ...................   22,162,116         --         30,656
         James E. Crowley ....................   22,165,016         --         27,756
         Robert A. MacNamara .................   22,165,066         --         27,706

       Selection of KPMG Peat Marwick
        LLP as certified public accountants
        for the year ending June 30, 1998 ....   22,102,258       38,548       51,966



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




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
                 Harold S. Elkan, President and Director


     Date:   June 9, 1997




     By:/s/ Steven R. Whitman
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: June 9, 1997