Form 10-K405
period 1997-06-30
SPORTS ARENAS INC
filed 1997-10-23
CIK 93003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1997

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
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---         --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 25, 1997 was $680,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 25, 1997 was 27,250,000.

Documents Incorporated by Reference - None.

                                     PART I

ITEM I.  BUSINESS
-----------------

           GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESS

    Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates two bowling centers (three bowling centers were sold on August 7,
1996), an apartment project (50% owned), one office building, a construction company, a graphite golf shaft manufacturer, and undeveloped land. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 5230 Carroll Canyon Road, San Diego, California. The following is a summary of the revenues of each segment stated as a percentage of total revenues for each of the last three years:
                                  1997      1996      1995
                                 -------   -------   -------
     Bowling ...............        44        73        76
     Real estate rental ....         7         5         5
     Construction ..........        44        20        17
     Real estate development        --        --        --
     Golf ..................         1        --        --
     Other .................         4         2         2

                                 BOWLING CENTERS
                                 ---------------
The Company's wholly owned subsidiary, Cabrillo Lanes, Inc. (the "Bowls"), operates two bowling centers containing 110 lanes in San Diego, California. These two centers were purchased in August 1993. On August 7, 1996, the Company's wholly owned subsidiary, Marietta Lanes, Inc. sold its three bowling centers (110 lanes) in Georgia for cash of $3,950,000 to AMF Bowling Centers, Inc. On May 7, 1996, Redbird Lanes, Ltd. (32 lanes), a 60 percent owned subsidiary of the Company, discontinued its operations and sold its equipment for a nominal amount in conjunction with Redbird Properties, Ltd.'s, a 69 percent owned subsidiary of the Company, sale of the land and building on May 31, 1996. Redbird Properties, Ltd. sold the real estate for cash of $2,800,000 to Walgreens Company. AMF Bowling Centers, Inc. and Walgreens Company are not affiliated with the Company and there are no continuing obligations of the Company related to either sale. Each of the bowling centers sold had been owned over five years. The Company has no plans to sell the remaining two bowling centers.

The bowling centers' operations include food and beverage facilities and coin operated video and other games. The revenues from these activities average 32 percent of total bowling related revenues. The bowling centers operate the food and beverage operations, which includes sale of beer, wine and mixed drinks, at all of its bowling centers. The Company receives a negotiated percentage of the gross revenues from the coin operated video games. The video game operations at the two California operations were operated by Sports Arenas, Inc. until December 15, 1996, when the video game operation was sold to an unaffiliated third party for $55,000. The Company now receives a percentage of the gross revenues from the video game operations as part of the concession contract. Both of the bowling centers include pro shops, which are leased to independent operators for nominal amounts. Both of the centers also have day care facilities, which are provided free of charge to the bowlers. Both of the bowling centers have automatic score-keeping and one of the remaining centers has a computerized cash control system.

On average, 42 percent of the games bowled are by bowling leagues that enter into league reservation agreements to use a specified number of lanes at a specified time and day for a specified period of weeks. On average, the league reservation agreements are for 35 weeks for the winter season (September through April) and 15 weeks for the summer season (May through August). League revenues for September through April average 75 percent of league revenues annually. Approximately 68 percent of all bowling related revenues are generated in the months of September through April.

The bowling industry faces substantial competition for the sports and recreation dollar. The Bowls compete with other bowling centers in their respective market areas, as well as other sports and recreational activities. Further competition is likely at any of the bowling centers any time a new center is constructed in the same market area. The Company continuously markets its league and open play through a combination of advertising, phone solicitation, direct mail, and a personal sales program.

At June 30, 1997, both bowling centers were licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The two bowling centers employ approximately 60 people.

                            REAL ESTATE DEVELOPMENT
                            -----------------------

The Company, through its subsidiaries (see Item 2. Properties (b) Real Estate Development for ownership), has ownership interests in a 33 acre parcel and a 32 acre parcel of undeveloped land in Temecula, California (Riverside County). These properties were acquired in 1989 by Old Vail Partners, LP (OVP) as part of a purchase of 276 acres of land for $12,135,000 and simultaneous sale of 204 acres of that land for $13,670,000. The Company's original plan was to also sell the remaining 72 acres to other developers; however, the Company was not able to complete any sales due to the subsequent downturn in the Southern California economy.

In September 1994, Vail Ranch Limited Partners (VRLP) was formed as a partnership between OVP and Landgrant Development (Landgrant) to develop the 32 acre parcel of which 27 acres is developable. Landgrant is not affiliated with the Company. The VRLP partnership agreement provides for allocating 75 percent of cash distributions from sale proceeds to OVP until OVP receives approximately $971,000 and then approximately 50 percent of distributions thereafter. VRLP completed construction of a shopping center on 10 acres of land in May 1997 and sold approximately 3.6 acres of partially improved land to unaffiliated purchasers for cash of $2,365,345. The cash proceeds from these sales were applied to reduce the construction loan balance. The shopping center includes an Albertsons grocery store and a Payless drug store. The remaining 13.4 acres are undeveloped. The plan for the remaining acreage is to sell some parcels to restaurants and other small users and develop the remaining acreage as tenants sign leases. VRLP is currently reviewing several offers to sell the shopping center and remaining undeveloped land.

The Company, through OVP, owns a 33 acre parcel which had an adjacent 7 acre parcel as the remainder of the 72 acres of land. These parcels were designated as commercially-zoned, however, the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description).

The Company has not paid property taxes or annual payments for a county assessment district obligation for over five years related to the two parcels owned by OVP. On March 18, 1997, the County of Riverside sold the 7-acre parcel at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the delinquent Assessment District obligation of $171,672. The Company has no continuing obligation from this sale. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation (both obligations total $1,288,898 as of June 30, 1997), however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed.

The remaining 33 acres of land is located in an area of the City of Temecula that is planned for over 13,000 homes. There is a significant amount of other undeveloped commercially zoned property near the property. Therefore, in addition to the normal risks associated with development of unimproved land (government approvals, availability of financing, etc.), there is significant competition from the other property owners with commercially zoned land for prospective users of the property. The Company is evaluating alternatives regarding the 33 acres of land OVP owns. These alternatives include selling the land or obtaining a joint venture partner to supervise and provide funding for the development of the property. However, the Company does not believe either scenario is likely as long as the zoning of the property is disputed.

Downtown Properties, Inc. (Downtown), a wholly-owned subsidiary of the Company, owns undeveloped land in Missouri. The investment in this asset is not significant and Downtown has no immediate plans affecting this asset.

                         COMMERCIAL REAL ESTATE RENTAL
                         -----------------------------

Real estate rental operations consist of one office building in the Sorrento Mesa area of San Diego, California, a sublessor interest in land leased to condominium owners in Palm Springs, California, and a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly-owned subsidiary of the Company, owns a 36,000 square foot office building in the Sorrento Mesa area of San Diego, California. The building was originally acquired in 1984 by 5230, Ltd., which was 75 percent owned as a limited and general partner by Sports Arenas Properties, Inc. (SAPI), a wholly-owned subsidiary of the Company. DPDC acquired the building at a foreclosure sale in September 1992, after 5230, Ltd.'s unsuccessful attempts to renegotiate the loan terms with the lender. The Company occupies approximately 14 percent of the office building, which was 100 percent leased as of June 30, 1997.

DPDC is also the lessee of 15 acres of land in the Palm Springs, California area under a ground lease expiring in September 2043. The land is subleased to owners of condominium units which were constructed on the property in 1982. The development was originally planned by DPDC and then sold to another developer, but DPDC retained the rights to the sublease. The subleases also expire in September 2043. The master lease provides for the payment of 85 percent of the rents collected on the subleases as rent for the master lease.

UCVGP, Inc. and Sports Arenas Properties, Inc., wholly-owned subsidiaries of the Company, are a one percent managing general partner and a 49 percent limited partner, respectively, in UCV, L.P. (UCV), which owns an apartment project (University City Village) located in San Diego, California. University City Village contains 542 rental units and was acquired in August 1974. UCV employs approximately 30 persons. The vacancy rate for the year ended March 31, 1997 was 2 percent, which is consistent with vacancy rates in the area.

                                  CONSTRUCTION
                                  ------------

The Company's wholly-owned subsidiary, Ocean West Builders, Inc., is a general contractor that primarily constructs tenant improvements for commercial real estate in the San Diego, California area. Most jobs performed by Ocean West Builders last 30-60 days and are the result of a bidding process with other general contractors. This business is primarily dependent on the skill and reputation of Michael Assof, the President of Ocean West Builders, Inc. As a general contractor, Ocean West Builders primarily uses subcontractors to perform most of the work on jobs. Ocean West Builders employs approximately 7 people. There is intense competition from other general contractors in the tenant improvement business. A general contractor's success in obtaining jobs is the result of having a pool of reliable and competitive subcontractors to provide bids that are the basis for Ocean West Builders' bid on the overall job. Most jobs start within weeks of being awarded, therefore there is usually no significant order backlog. There is no seasonality to the business.

                            GOLF SHAFT MANUFACTURER
                            -----------------------

On January 22, 1997, the Company purchased the assets of the Power Sports Group doing business as Penley Power Shaft (PPS) and formed Penley Sports, LLC (Penley) with the Company as a 90 percent manager and Carter Penley as a 10 percent member. PPS was a manufacturer of graphite golf shafts that primarily sold its shafts to custom golf shops. PPS's sales had averaged approximately $375,000 over the previous two calendar years. PPS marketed its shafts primarily through phone contact and trade magazine advertisements directed at the golf shops. Although PPS's manufacturing process was not automated, it had developed a good reputation in the golf industry as a manufacturer of high performance golf shafts, in addition to maintaining relationships with the custom golf shops. The Company's plans are to market Penley's products to golf club manufacturers and golf club component distributors. To compliment the program of marketing to higher volume purchasers, the Company purchased approximately $498,000 of equipment in the year ended June 30, 1997 to automate the production process. Currently, Penley's sales continue to be to custom golf shops where the orders are for 2 to 10 shafts per order at prices averaging $18 per shaft. The Company has implemented an extensive program to market directly to the golf club manufacturers through the distribution of direct mail materials and videos and participation in several large golf shows during the year. The Company is also promoting its shafts to professional golfers as a means of achieving acceptance with the club manufacturers as the golfers endorse the shafts. The Company's marketing expense for the year ended June 30, 1997 was $206,000. The Company estimates it may take from another six to twelve months before it is successful in entering into a significant sales contract with a golf club manufacturer of distributor.

Penley currently has approximately 10 full and part-time employees.

(b) INDUSTRY SEGMENT INFORMATION:

See Note 11 of Notes to Consolidated Financial Statements for required industry segment financial information.

ITEM 2. PROPERTIES
------------------

                                 BOWLING CENTERS

The Company's two remaining bowling centers occupy the following facilities:

     Name            Location             Size       Expiration Date of Lease
  -----------   ---------------------   --------   -----------------------------
  Grove Bowl   San Diego,  California   60 lanes    June 2003-  options to 2018
 Valley Bowl   San Diego, California    50 lanes   October 2003- options to 2013

The Valley Bowl real estate is owned by Bowling Properties, Inc., a wholly-owned subsidiary of the Company and is collateral for a $1,925,035 note payable. The property was purchased in November 1993 from an unaffiliated third party in conjunction with the acquisition of the bowling center in August 1993.

As noted previously the Company sold its three bowling centers and related real estate in Georgia on August 7, 1996. The real estate for two of the three bowling centers were owned by Sports Arenas Properties, Inc. and Marietta Lanes, Inc., both wholly owned subsidiaries of the Company. The real estate for the third center was leased.

                          REAL ESTATE DEVELOPMENT

Downtown Properties Inc., a wholly-owned subsidiary of the Company, owns 507 acres of undeveloped land in Lake of the Ozarks, Missouri. The land is collateral for a $85,418 bank loan (first deed of trust) and a $4,368,000 loan (second deed of trust) from Sports Arenas, Inc. (the parent company).

RCSA Holdings, Inc. (RCSA) and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP). As described in Note 6c of Notes to Consolidated Financial Statements, the other partner in OVP is entitled to 50 percent of the cash distributions from OVP, not to exceed $2,450,000. OVP owns 33 acres of unimproved land in Temecula, California and a 50 percent limited partnership interest in Vail Ranch Limited Partnership
(VRLP). Legal title to the 33 acres of undeveloped land is still in the process of being changed from the former general partnership's (Old Vail Partners) name into the limited partnership's name (OVP).

The 33 acres of land (40 acres as of June 30, 1996) owned by OVP as of June 30, 1997 are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The principal balance of the allocated portion of the bonds is $1,384,153. The annual payments (due in semiannual installments) related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for over the last five years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,288,898 regarding delinquents assessment district payments ($889,758) and property taxes ($399,140). On March 18, 1997, the County sold the 7-acre parcel owned by OVP at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the Assessment District obligation of $171,672. OVP recorded a loss from the disposition of the undeveloped land of $468,268 representing the carrying value of the 7 acre parcel ($662,710) less the property tax and assessment district obligations extinguished. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed.

The 33-acre parcel is subject to an action that essentially down-zones the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description).

VRLP is developing 32 acres of unimproved land in Temecula, California. VRLP was formed in September 1994 by OVP and an unrelated developer (Developer) to develop 32 acres of commercially zoned unimproved land in Temecula, California that OVP contributed to VRLP in exchange for a 50 percent limited partnership interest. This property is collateral for a $9,100,000 construction loan that funded on July 3, 1996, that had an outstanding balance of $5,720,000 as of June 30, 1997.

                             REAL ESTATE OPERATIONS

UCVGP, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owns a 542-unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for a $19,833,500 note payable by the partnership. The following is a schedule of selected operating information over the last five years:

                             1997       1996       1995       1994       1993
                             ----       ----       ----       ----       ----
Occupancy ...............      98%        97%        94%        91%       92%
Average monthly rent/unit     $662       $648       $644       $630      $620
Real property tax ....... $107,000   $105,000   $104,000   $102,000   $99,000
Real Property tax rate ..    1.12%      1.12%      1.12%      1.12%     1.12%

DPDC owns an approximate 36,000 square foot office building located in San Diego, California, which was constructed in 1983. As of June 30, 1997, the property is collateral for a $1,171,380 note payable. The following is a schedule of selected operating information over the last five years:

                             1997       1996       1995       1994       1993
                             ----       ----       ----       ----       ----
Occupancy ...............      98%        92%        93%        88%       79%
Average monthly rent/unit     $.87       $.88       $.86       $.88     $1.04
Real property tax .......  $17,000    $17,000    $17,000    $17,000   $17,000
Real Property tax rate ..    1.12%      1.12%      1.12%      1.12%     1.12%


DPDC is the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land is subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043.

                                 GOLF OPERATIONS

Penley Sports, LLC leases 8,559 square feet of industrial space in San Diego, California pursuant to a lease that expires in November 1998.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

At June 30, 1997, except as noted below, the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.


(a) In November 1993, the City of Temecula adopted a general development plan that designated 40 acres of property owned by Old Vail Partners, a general partnership (the predecessor to Old Vail Partners, L.P., a California limited partnership) (OVP) as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acres from a "commercial" to "professional office" use. As described in Item 2. Properties, the parcel is subject to Assessment District liens, which were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs.

     On  August 3,  1994,  OVP  filed  suit  against  the  County of  Riverside,
     California and the City of Temecula, California in both the California Superior Court for the County of Riverside and in the U.S. District Court, Central District, California. In its suit, OVP claims that the City's adoption of a general plan as a means of re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action would be a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. OVP suffered adverse judgments in both cases. As part of the state court litigation, Riverside County obtained a judgment for foreclosure of the delinquent assessments allowing it to sell the 40 acre parcel by public sale. The County sold a
     7.2 acre parcel in March of 1997. OVP filed appeals at both the Fourth District Court of Appeals for the State of California and the U.S. Court of Appeals, Ninth Circuit. The U.S. District Court entered judgment dismissing OVP's action in a manner that would foreclose OVP from every bringing its claim in federal court. On appeal the U.S. Court of Appeals reversed and ruled the dismissal should preserve OVP's right to bring its action in federal court depending upon the outcome of the state court litigation. The parties are awaiting the United State Supreme Court's ruling on a writ of certiorari. In the state court system the parties are awaiting oral argument and the Fourth District Court of Appeal's subsequent decision. The outcome of this litigation is uncertain.

(b) On August 2, 1995, Old Vail Partners filed suit against the County of Riverside, California, Albert Webb and Associates, and others in California Superior Court for the County of Riverside claiming breach of contract, negligence, and other acts related to the services performed by Albert Webb and Associates as the civil engineer in calculating and allocating the assessment district costs for Special Assessment District 159. Old Vail Partners is seeking in excess of $10,400,000 as damages, which represents the value lost on 40 acres of land as a result of an inappropriate calculation and allocation of assessments to the 40 acres because of work performed by unlicensed engineers without proper supervision. On October 5, 1995, the Superior Court dismissed OVP's suit. OVP is appealing this decision to the California Court of Appeals. This appeal has been consolidated with the state court appeal described in (a) above. The outcome of this litigation is uncertain.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
          None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

(a) There is no recognized market for the Company's common stock except for limited or sporadic quotations, which may occur from time to time. The following table sets forth the high and low bid prices per share of the Company's common stock in the over-the-counter market, as reported on the OTC Bulletin Board, which is a market quotation service for market makers. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions in shares of the Company's common stock.

                                               1997          1996
                                            ----------    -----------
                                            High   Low    High    Low
                                            ----   ----   -----   ----
    First Quarter .......................   $.01  $.01     (a)     (a)
    Second Quarter ......................   $.01  $.01    $.01   $.01
    Third Quarter .......................   $.25  $.02    $.01   $.01
    Fourth Quarter ......................   (a)    (a)    (a)     (a)
             (a) No trades reported.

(b) The number of holders of record of the common stock of the Company as of September 25, 1997 is 4,345. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

(c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
------------------------------------------------------------------------------

                                                          Year Ended June 30,
                            --------------------------------------------------------------------------
                                1997            1996            1995            1994            1993
                           ------------    ------------    ------------    ------------    ------------
  Revenues .............   $  7,115,141    $ 10,154,282    $ 10,341,601    $ 10,553,976    $  7,432,706
  Loss from operations      (3,875,820)       (764,197)       (321,718)     (2,197,897)     (2,094,811)
  Income (loss) before
    extraordinary items      (2,897,141)        568,864        (809,421)     (2,083,286)     (2,488,291)
  Income (loss) per
    common share, before
    extraordinary items            (.11)            .02            (.03)           (.08)           (.09)
  Total assets .........      9,933,755      16,445,081      15,308,441      13,673,871      11,479,502
  Long-term obligations       4,061,987       4,387,259       6,803,635       7,401,805       7,002,996

See Notes 4c, 6c, 6d and 12 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

                  LIQUIDITY AND CAPITAL RESOURCES

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $136,635 at June 30, 1997, which is a $225,954 decrease from the similarly calculated working capital of $89,319 at June 30, 1996. The $2,085,727 proceeds from sale of assets during the year were offset by $172,071 expended to acquire a golf shaft manufacturer and the $2,162,000 of cash utilized by operations after debt service and distributions received from investees.

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its share of distributions from UCV and proceeds from real estate and bowling center sales to fund these deficits. In the near future, the Company will continue to rely on dispositions of assets and refinancings of existing debt (UCV) to fund operations.

The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:

                                             1997          1996        1995
                                        -----------   -----------   ---------
Bowling ..............................  $   (74,000)  $   (51,000)  $ 276,000
Rental ...............................      185,000       170,000     155,000
Construction .........................      (12,000)       58,000      29,000
Golf .................................     (574,000)         --          --
Development ..........................     (206,000)     (292,000)   (113,000)
General corporate expense and other ..     (184,000)     (454,000)   (257,000)
                                        -----------   -----------   ---------
Cash provided (used) by operations ...     (865,000)     (569,000)     90,000
Capital expenditures, net of financing     (314,000)      (49,000)   (142,000)
Acquisition of golf shaft manufacturer     (172,000)         --          --
Principal payments on long-term debt .   (1,392,000)     (755,000)   (865,000)
                                        -----------   -----------   ---------
Cash used ............................   (2,743,000)   (1,373,000)   (917,000)
                                        ===========   ===========   =========

Distributions received from investees       581,000       320,000     263,000
                                        ===========   ===========   =========
Proceeds from sale of assets .........    2,086,000     1,836,000        --
                                        ===========   ===========   =========

As described in Note 12 of Notes to the Consolidated Financial Statements, on August 7, 1996, the Company sold its three bowling centers and related real estate located in Georgia for $3,950,000. The proceeds from sale after expenses and extinguishing long-term debt of $1,801,172 was $2,052,185. The cash flow provided by the operations of the three bowling centers was $50,510, $140,189, and $313,094 in 1997, 1996, and 1995, respectively. The principal payments on long-term debt for these bowls were $7,111, $147,171, and $359,175 in 1997, 1996, and 1995, respectively.

The cash distributions the Company received from UCV during the last three years were the Company's proportionate share of distributions from UCV's results of operations. The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $10,083,802 at June 30, 1997. Although this amount is presented in the liability section of the balance sheet, the Company has no liability to repay the distributions in excess of basis in UCV. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeds its liabilities by $15,000,000-$18,000,000. The $19,833,500 note payable of UCV is due in September 1998. UCV is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units. UCV has commenced seeking new short-term financing for the property in an amount up to $25,000,000, which if obtained would provide sufficient funds for funding redevelopment planning costs over the next 18 months and for funding distributions to the partners of approximately $2,000,000 each. UCV estimates the annual debt service on the new financing will not exceed its current level of debt service as a result of a reduction in the annual interest rate from 10 percent to current rates of approximately 7-3/4 percent.

At June 30, 1997, the Company owned a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which is developing 32 acres of land (of which 27 is developable) into a commercial shopping center. VRLP obtained construction financing in July 1996 and completed development of the first phase (14 acres) of the shopping center in May 1997. The Company estimates that the value of the Company's 50 percent interest, based on development of the 14 acre phase of the shopping center and sale of the remaining acreage, is approximately $2,000,000 to $3,000,000. The amount and timing of distributions that the Company may receive from VRLP are uncertain. The most likely source of funds for distributions from VRLP is either the sale of the 14 acre phase and/or sale of the remaining undeveloped land.

As described in Note 4c of the Notes to Consolidated Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. On March 18, 1997, the County sold a 7 acre parcel at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the Assessment District obligation of $171,672. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed. The amounts due to cure the judgment for the default under the Assessment District obligation on the 33 acre parcel at June 30, 1997 was approximately $890,000 ($688,000 for both parcels at June 30, 1996). The principal balance of the allocated portion of the bonds
($1,208,224  and  $1,373,420  as of June 30, 1997 and 1996,  respectively),  and delinquent interest and penalties ($889,758 for the 33 acre parcel as of June 30, 1997 and $687,670 for both parcels as of June 30, 1996, respectively) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet include $399,140 of delinquent property taxes and late fees related to the 33 acre parcel as of June 30, 1997 ($337,016 for both parcels at June 30, 1996). If the County of Riverside again attempts a public sale of the 33 acre parcel and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property may not be subject to redemption. The Company estimates the value of this land is approximately $3,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings
(a) for description). As a result of the judgements for defaulted taxes and assessments and the County's sale of the 7 acre parcel in March 1997, the Company recorded a $2,409,000 provision for impairment loss at June 30, 1997 on the 33-acre parcel related to the City of Temecula's effective down-zoning of the property. As a result of the judgment and the down-zoning of the property, the recoverability of the remaining $1,384,014 carrying value of this property is uncertain.

On January 22, 1997, the Company, purchased the assets of Power Sports Group, Inc. (PSG) for $172,071 cash. PSG manufactured premium graphite golf shafts and ski poles and had averaged approximately $375,000 in sales in each of the past two calendar years. On April 28, 1997, the Company obtained a $320,000 loan to finance the acquisition of approximately $458,000 of manufacturing equipment as part of its plan to automate the production process.

The Company is expecting a $1,100,000 cash flow deficit in 1998 from operating activities after adding estimated distributions from UCV operations ($527,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company's $821,513 of cash as of June 30, 1997 will not be sufficient to fund this cash flow deficit. However, the Company estimates that a refinance of the long-term debt of UCV in an amount exceeding $22,000,000 will enable UCV to make a distribution to the Company to fund the cash deficiency. This analysis does not include consideration of the following due to their uncertainty: any distributions the Company may receive from its investment in Vail Ranch Limited Partners, or any payments due for delinquent or current property taxes and assessments on undeveloped land because these amounts may not be paid unless the Company is able to obtain an alternative source of funds or sell the property.

                          New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements of earnings per share (EPS). SFAS 128 is effective for years ending after December 15, 1997. The Company does not expect that the adoption of this statement will have an impact on the Company's results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 30), and No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). These statements are effective for years beginning after December 15, 1997. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial position or results of operations.

                              RESULTS OF OPERATIONS

The discussion of Results of Operations is primarily by the Company's business segments. The analysis is partially based on a comparison of and should be read in conjunction with the business segment operating information in Note 11 to the Consolidated Financial Statements. The following is a summary of the changes to the components of the segments in the years ended June 30, 1997 and 1996:

                                                   Real Estate   Real Estate                              Unallocated
                                       Bowling       Operation   Development   Construction     Golf      and Other       Totals
                                       -------       ---------   -----------   ------------      ----      ---------       ------
Year Ended June 30, 1997
------------------------
Revenues .........................   (4,338,818)        5,288          --       1,155,782        67,260        72,377    (3,038,111)
Costs ............................   (2,618,182)      (10,062)      (13,552)    1,051,210       171,493          --      (1,419,093)
SG&A-direct ......................   (1,169,393)         --            --         144,720       344,772      (152,308)     (832,209)
SG&A-allocated ...................     (200,032)        2,000          --          30,000       118,000        50,032          --
Depreciation and amortization ....     (317,814)       (2,874)         --             166         1,017         1,071      (318,434)
Impairment losses ................      234,248          --       2,409,000          --            --            --       2,643,248
Interest expense .................     (334,324)       (1,139)       (4,989)         (360)        6,494       (34,149)     (368,467)
Equity in investees ..............         --         197,028      (130,510)         --            --            --          66,518
Reversal of accrued liability ....         --            --        (769,621)         --            --            --        (769,621)
Gain (loss) on disposition .......       52,288          --        (120,401)         --            --         (21,422)      (89,535)
Segment profit (loss) ............      118,967       214,391    (3,410,991)      (69,954)     (574,516)      186,309    (3,535,794)
Investment income ................         --            --            --            --            --            --          69,789
Net loss before extraordinary item         --            --            --            --            --            --      (3,466,005)

Year Ended June 30, 1996
------------------------
Revenues .........................     (347,157)      (14,948)         --         222,550          --         (47,764)     (187,319)
Costs ............................     (131,293)         (793)       44,300       232,361          --            --         144,575
SG&A-direct ......................       86,458          --            --         (49,858)         --         127,234       163,834
SG&A-allocated ...................      (21,431)       (6,000)         --          11,000          --          16,431          --
Depreciation and amortization ....      (24,402)      (27,554)         --             703          --          (1,996)      (53,249)
Interest expense .................       47,521       (29,881)       99,751           353          --          12,258       130,002
Equity in investees ..............        2,215      (119,772)       50,256          --            --            --         (67,301)
Reversal of accrued liability ....         --            --         769,621          --            --            --         769,621
Gain (loss) on disposition .......    1,102,226          --         120,401          --            --           1,869     1,224,496
Segment profit (loss) ............      800,431       (70,492)      796,227        27,991          --        (199,822)    1,354,335
Investment income ................         --            --            --            --            --            --          23,950
Net loss before extraordinary item         --            --            --            --            --            --       1,378,285



BOWLING OPERATIONS:
-------------------
                                  1997 vs. 1996
                                  -------------

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

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the year ended June 30, 1997 compared to 1996:

                                      Georgia      Redbird        Video      San Diego    Combined
                                       Bowls        Lanes         Games        Bowls    Incr. (Decr.)
                                       -----        -----         -----        -----     ----------
Revenues .........................  (3,120,000)  (1,155,000)     (48,000)     (16,000)  (4,339,000)
Bowl costs .......................  (1,904,000)    (699,000)     (49,000)      34,000   (2,618,000)
Selling, general & administrative:
  Direct .........................    (777,000)    (304,000)        --        (88,000)  (1,169,000)
  Allocated ......................    (186,000)     (58,000)        --         44,000     (200,000)
Depreciation .....................    (204,000)     (80,000)     (38,000)       4,000     (318,000)
Impairment loss ..................        --           --         35,000      199,000      234,000
Interest expense .................    (168,000)    (123,000)      (4,000)     (39,000)    (334,000)
Segment profit before gain on sale     119,000      109,000        8,000     (170,000)      66,000

Although the revenues of the San Diego bowls only decreased by 1 percent in 1997, revenues from league bowling declined 10 percent ($111,000) due to a 10 percent decrease in the league games bowled. This decrease was partially offset by an increase in revenues from open play ($40,000 or 7 percent), shoe rentals ($36,000 or 27 percent), and other activities ($19,000). The increase in open play relates to a 6 percent increase in the games bowled and a 1 percent increase in the average price per game. The $34,000 increase in bowl costs represents a 2 percent increase. The $88,000 decrease in selling, general and administrative (SG&A) costs primarily relates to decreases of $63,000 in marketing and promotion expenses and $23,000 in administrative payroll. The decrease in marketing and promotion expenses primarily relates to the discontinuance of the Company's Premiere Pin Club frequent bowler program in 1996. Allocated SG&A costs increased by $44,000 due to the disposition of the other bowling centers in May and August of 1996. Interest expense related to the San Diego bowls decreased by $39,000 due to the declining principal balances of long-term debt. The Company does not anticipate any further significant declines in bowl revenues.

The Company recorded an impairment loss regarding one of the two San Diego bowling centers in 1997 related to the continued operating losses of the bowling center. The Company believes the problems with this center are primarily associated with the decline of the surrounding shopping center, which is essentially 80 percent vacant. The performance of this bowling center is not likely to improve until the shopping center is redeveloped. Although the owners of the shopping center are having discussions with several companies interested in purchasing and redeveloping the shopping center, there are currently no plans for redevelopment.

                                  1996 vs. 1995
                                  -------------

The bowling segment profit before gain on sale decreased by $302,000 in 1996 primarily as a result of a $253,000 decrease in same-center bowling revenues. The acquisition of a controlling interest in Redbird Properties, which owned the real estate occupied by Redbird Lanes and the subsequent closing of the operations of Redbird Lanes on May 7, 1996 and the sale of the related real estate also affected the bowling segment. The following is a summary of the changes to the components of the loss from operations of the bowling segment during the year ended June 30, 1996 compared to 1995:

                                                   Redbird    Closure    Georgia    Other     Combined
                                                  Properties  and Sale    Bowls     Changes  Incr.(Decr.)
                                                  ----------  --------    -----     -------   --------
Revenues .......................................      --      (94,000)  (148,000)  (105,000)  (347,000)
Bowl costs .....................................   (92,000)   (54,000)    64,000    (49,000)  (131,000)
Selling, general & administrative:
  Direct .......................................    23,000     (3,000)    (3,000)    69,000     86,000
  Allocated ....................................      --       (5,000)   (12,000)    (4,000)   (21,000)
Depreciation ...................................    53,000     (8,000)   (38,000)   (31,000)   (24,000)
Interest expense ...............................    93,000      9,000    (24,000)   (31,000)    47,000
Equity in income of investees ..................    (2,000)      --         --         --       (2,000)
Segment profit before gain on sale .............   (75,000)   (33,000)  (135,000)   (59,000)  (302,000)

Same-center bowling revenues (Georgia bowls and other) decreased by 3.5% percent ($253,000) in 1996 primarily due to a 2.8 percent decline in games bowled, of which most of the decrease was in league games bowled (4%). Bowling revenues also declined due to a decrease in the amount of alcoholic beverage sales per game bowled (6%), reflecting a nationwide trend towards lower alcohol consumption. Same center bowling costs increased by $15,000, primarily related to some lane maintenance expense deferred from the prior year. Same-center selling, general and administrative expense increased by $66,000 primarily due to increases in marketing and promotion expense ($51,000) and an increase in legal expenses ($30,000) related to litigation that was settled for an immaterial amount in April 1996. Same-center depreciation and amortization expense related to the bowling segment decreased by $69,000 primarily due to the expiration of the amortization periods for leasehold improvements related to a bowling center that was acquired in September 1988 and the video game equipment acquired in January 1994. Same center interest expense declined by $55,000 primarily due to the continued decline of the outstanding principal balances of long-term debt related to the bowling segment.

CONSTRUCTION OPERATIONS
-----------------------

Construction revenues increased 58 percent and 12 percent in 1997 and 1996, respectively, because of the Company's success in bidding for large tenant improvement contracts of $75,000 and higher. In 1997 the Company completed contracts for 8 jobs over $75,000 each that totaled $1,710,000 compared to 6 jobs totaling $899,000 in 1996 and 4 jobs totaling $653,000 in 1995. Construction costs were 88%, 86%, and 84% of construction revenues in 1997, 1996 and 1995, respectively. The increase in the percentages relates to accepting a smaller gross profit margin on larger jobs. Selling, general and administrative (SG&A) expenses directly related to the construction segment were $313,000, $168,000, and $218,000 in 1997, 1996 and 1995, respectively. The $145,000 increase in 1997 construction SG&A expense was primarily attributable to a $39,000 increase in incentive compensation, a $43,000 decrease in the amount of overhead applied to work in process at June 30, 1997 due to a decrease in the amount of jobs in progress, and a $48,000 increase in legal fees and other expenses related to the resolution of two collection problems during the year. The $50,000 decrease in the construction segment SG&A expense in 1996 was primarily due to a $27,000 increase in general overhead being charged to construction in progress due to the larger volume of jobs uncompleted at June 30, 1996. Incentive compensation also decreased in 1996 related to reduced profitability of jobs. There have been no significant changes to the operations of the construction segment for the last three years.

RENTAL OPERATIONS
-----------------

There were no significant changes to the rental segment in 1997 other than the $197,028 increase in the equity in income of UCV, LP. In October 1994, the Company disposed of a 24,000 square foot office building that it had owned since December 1986. The following is a summary of the changes in 1996 from the prior year:
                                    Disposition   Office     Other      Total
                                    -----------   ------     -----      -----
Rental revenues ...................  ( 50,000)    22,000     13,000   ( 15,000)
Rental costs ......................   (18,000)    10,000      7,000     (1,000)
Allocated SG&A ....................      --       (6,000)      --       (6,000)
Depreciation ......................   (27,000)    (1,000)      --      (28,000)
Interest ..........................   (12,000)   (18,000)      --      (30,000)
Equity in investees ...............      --         --     (120,000)  (120,000)
Segment profit ....................     7,000     37,000   (114,000)   (70,000)

The vacancy rate for the remaining office building was 7%, 8% and 2% for 1995, 1996 and 1997, respectively. The average monthly rent per square foot was $.86, $.88, and $.87 for 1995, 1996 and 1997, respectively. The Company is currently leasing space to new tenants and renewing existing leases at monthly rates ranging from $.90-$.95 per square foot.

The following is a summary of the changes in the operations of UCV, LP in 1997 and 1996 compared to the previous years:
                                   1997        1996
                              ---------   ---------
Revenues ...................  $ 184,000   $ 180,000
Costs ......................    (36,000)     36,000
Redevelopment planning costs   (162,000)    186,000
Depreciation ...............       --        12,000
Interest ...................    (12,000)    186,000
Net income .................    394,000    (240,000)

Vacancy rates at UCV have averaged 6.3%, 3.1% and 1.2% in 1995, 1996 and 1997, respectively. This was the primary reason for the increase in revenues as the rent rates remained flat in 1996 and increased 2% in 1997. In 1996 UCV wrote-off $186,000 of redevelopment planning costs incurred in 1996 and 1995 related to a plan for redevelopment that was abandoned. Interest expense increased in 1996 as a result of a refinancing which increased long-term debt by approximately $2,800,000 and increased the interest rate by 2-1/2 percent.

REAL ESTATE DEVELOPMENT
-----------------------

The real estate development segment consists primarily of operations related to undeveloped land in Temecula, California, and an investment in Vail Ranch Limited Partners (developing a shopping center in Temecula) which are owned by Old Vail Partners. Development costs consist primarily of legal expenses
($80,000  in  1997,  $120,000  in 1996  and  $85,000  in  1995)  related  to the litigation regarding the effective down-zoning of the 40 acres of land and property taxes ($85,000 in 1997, $62,000 in 1996 and $52,000 in 1995).
Development interest primarily represents the interest portion of the assessment district payments due each year and the interest accrued on the delinquent payments.

During the year ended June 30, 1997, Vail Ranch Limited Partners (VRLP) completed construction of a shopping center on 10 acres of land in May 1997 and sold approximately 3.6 acres of land. The remaining 13.4 acres are undeveloped. VRLP's $261,000 loss for the year ended June 30, 1997 consisted of: a $160,000 loss from the first month of operation of the shopping center, which is currently 100 percent leased; a $181,000 gain from the sale of the 3.6 acres; and $281,000 of interest expense and property tax expense related to the undeveloped 13.4 acres. Although the shopping center should operate at a profit for the year ending June 30, 1998, the remaining 13.4 acres will continue to generate losses related to $138,000 of annual taxes and assessment district costs until additional acreage is sold or developed.

The Company recorded a $2,409,000 provision for impairment loss at June 30, 1997 on the 33-acre parcel related to the City of Temecula's effective down-zoning of the property.

A subsidiary of the Company accrued amounts in prior years related to a loss contingency which were reversed in 1996 as the loss contingency was no longer considered probable.


GOLF SHAFT MANUFACTURING
------------------------

Sales during the year ended June 30, 1997 were insignificant because the Company has not yet developed sales with golf club manufacturers or distributors. The sales were principally to custom golf shops. Golf costs during the year ended June 30, 1997 consisted of costs of sales and manufacturing overhead of $97,000 and research and development costs of $75,000. SG&A related to the golf segment consisted of marketing and promotion expenses of $206,000 and other administrative costs of $139,000. Corporate SG&A allocated to the Golf segment totaled $118,000. The Company expects that it will be another six to twelve months before the Company is able to develops sales with these types of customers. In the meantime, the Company will continue to incur marketing expenses similar to the first six months of operations as it continues to develop the foundation for sales to golf club manufacturers and distributors.

UNALLOCATED AND OTHER
---------------------

Revenues increased by $72,000 in 1997 and decreased by $48,000 in 1996 primarily due to a $47,000 increase and a $31,000 decrease, respectively, in brokerage commissions earned in each of those years.

Unallocated SG&A and Other SG&A decreased by $102,000 in 1997 and increased by $144,000 in 1996. The primary reason for these changes related to the discretionary bonuses of $140,000 awarded in 1996 that were not awarded in 1997. This decrease in 1997 was partially offset by a $50,000 reduction in the allocation of corporate expenses to segments due to the sale of the bowling centers in May and August of 1996.

Interest expense declined by $47,000 in 1997 due to the reduction of the outstanding principal balances of long-term debt and that there were no draws on the Company's line of credit during the year. Interest expense increased by $12,000 during 1996 primarily due to the average outstanding balance of the line of credit during the year.

Investment income increased by $70,000 in 1997 and $24,000 in 1996 primarily due to the investment of cash balances in excess of working capital needs that were generated by the proceeds from the sale of assets in May and August of 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

(a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
               None

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 1997. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

Directors and Officers           Age     Position and Tenure with Company
----------------------           ---     --------------------------------

Harold S. Elkan                  54      Director since November 7, 1983;
                                         President since November 11, 1983

Steven R. Whitman                44      Chief Financial Officer and Treasurer
                                           since May 1987;
                                         Director and Assistant Secretary since
                                           August 1, 1989
                                         Secretary since January 1995

Patrick D. Reiley                56      Director since August 21, 1986

James E. Crowley                 50      Director since January 10, 1989

Robert A. MacNamara              49      Director since January 9, 1989

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

       3. Patrick D. Reiley was the Chairman of the Board and Chief Executive Officer of Reico Insurance Brokers, Inc. (Reico) from 1980 until June 1995, when Reico ceased doing business. Reico was an insurance brokerage firm in San Diego, California. Mr. Reiley is currently an independent business consultant.

       4. James E. Crowley has been an owner and operator of various automobile dealerships for the last nineteen years. Mr. Crowley is vice president of Jamar Holdings, Ltd., doing business as San Diego Mitsubishi (he was the President and controlling shareholder from 1988 to 1994), President of Coast Nissan since 1992; and President of Escondido Jeep Eagle/GMC Truck since March 1994.

       5. Robert A. MacNamara has been employed by Daley Corporation, a California corporation, from 1978 through 1997, the last eleven years of which he served as Vice President of the Property Division. Daley Corporation is a residential and commercial real estate developer and a general contractor. Mr. MacNamara is currently an independent consultant to the real estate development industry.

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

       To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 1995 through 1997, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  Executive Compensation
--------------------------------

       (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 1997 exceeded $100,000.
                                                     Long-term  All Other
  Name and Principal                                   Compen-   Compen-
       Position ....  Year    Salary     Bonus  Other  sation    sation
  ------------------  ----    ------     -----  -----  ------   ------
Harold S. Elkan, ...  1997  $250,000  $   --    $--    $  --    $  --
 President            1996   250,000   100,000   --       --       --
                      1995   250,000      --     --       --       --

Steven R. Whitman, .  1997   100,000      --     --       --       --
 Chief Financial      1996   100,000    40,000   --       --       --
    Officer           1995   100,000      --     --       --       --



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

       (h) Employment Contracts, Termination of Employment and Change-in-Control
Arrangements: Pursuant to an employment agreement, which expires January 1998, Harold S. Elkan, the Company's President, is to receive a sum equal to twice his annual salary ($250,000 as of June 30, 1997) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

       (j) Compensation Committee Interlocks and Insider  Participation:  Harold
S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 1997.

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

          Outside members of Board of Directors approving the Compensation for Harold S. Elkan:
                             Patrick D. Reiley
                             James E. Crowley
                             Robert A. MacNamara

          Directors' Compensation Committee for Other Employees:
                             Harold S. Elkan

       (l) Performance Graph: The following schedule and graph compares the performance of $100 if invested in the Company's common stock (SAI) with the performance of $100 if invested in each of the Standard & Poors 500 Index (S&P
500), and the Standard & Poors Leisure Time Index (S&P LT). The Company had included American Recreation Centers, Inc. (ARC), a company primarily operating in the bowling industry, in its performance graph in prior years. ARC was merged with AMF Bowling Centers, Inc. in April 1997 and ceased to be publicly traded.

The performance graph and schedule provide information required by regulations of the Securities and Exchange Commission. However, the Company believes that this performance graph and schedule could be misleading if it is not understood that there is limited trading of the Company's stock.

The performance is calculated by assuming $100 is invested at the beginning of the period (July 1992) in the Company's common stock at a price equal to its market value (the bid price). At the end of each fiscal year, the total value of the investment is computed by taking the number of shares owned multiplied by the market price of the shares at the end of each fiscal year.

                  SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                                   Sports                        S&P Leisure
                  Year Ended     Arenas, Inc.      S&P 500           Time
                  ----------     ------------      -------           ----
                 6/93                 100             100             100
                 6/94                 100              99             134
                 6/95                 100             121             120
                 6/96                 100             149             154
                 6/97                 100             198             214

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  (a) - (c):
  ----------
                                   Shares
                                Beneficially   Nature of Beneficial   Percent
      Name and Address             Owned            Ownership         of Class
      ----------------             -----            ---------         --------
 Harold S. Elkan                 21,808,267 (a)  Sole investment and     80.0%
 5230 Carroll Canyon Road                            voting power
 San Diego, California

 All directors and officer as    21,808,267      Sole investment and     80.0%
     a group                                         voting power

(a)  These  shares  of  stock  are  owned  by  Andrew  Bradley,  Inc.,  which is wholly-owned by Harold S. Elkan. Andrew Bradley, Inc. has pledged 10,900,000 of its shares of Sports Arenas, Inc. stock as collateral for its loan from Sports Arenas, Inc. See Note 3c of Notes to Consolidated Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  (a) - (c):
  ----------

       1. The Company has $539,306 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his wholly-owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 1997 ($552,657 as of June 30, 1996). The balance at June 30, 1997 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $50,000 due on January 1, 1997-1999. The balance is due January 1, 2001. The largest amount outstanding during the year was $621,758 in November 1996.

       2. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (11 percent at June 30, 1997) and to be added to the principal balance annually. At June 30, 1997, $909,396 of interest had been accrued ($717,013 as of June 30, 1996). The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

       3. As of June 30, 1996 the Company was indebted to Harold S. Elkan in the amount of $319,744 related to the July 1995 purchase of his 29 percent partnership interest in Redbird Properties, Ltd. The note was due in monthly installments of interest only and annual principal payments of $100,000. This note was paid in full in December 1996 of which $271,875 was used to pay a portion of Mr. Elkan's note payable to the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

    A.  The following documents are filed as a part of this report:
                                                                         Page
                                                                         ----
  1.  Financial Statements of Registrant

     Independent Auditors' Report ......................................  20

     Sports Arenas, Inc. and Subsidiaries consolidated financial statements:

        Balance sheets as of June 30, 1997 and 1996 .................... 21-22

        Statements of operations for each of the years in
           the three-year period  ended June 30, 1997 ..................  23


        Statements of shareholders' equity (deficiency) for each
          of the years in the three-year period ended June 30, 1997 ....  24

        Statements of cash flows for each of the years in the
          three-year period ended June 30, 1997 ........................ 25-26

        Notes to financial statements .................................. 27-41

  2.  Financial Statements of Unconsolidated Subsidiaries

     UCV, L.P. (a California limited partnership)- 50 percent owned investee:

        Independent Auditors' Report ...................................  42

        Balance Sheets as of March 31, 1997 and 1996 ...................  43

        Statements of income and partners' equity (deficiency) for each of the years in the three-year period ended March 31, 1997 ...  44

        Statements of cash flows for each of years in the
          three-year period ended March 31, 1997 .......................  45

        Notes to financial statements .................................. 46-47

        3. Financial Statement Schedules

              There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto.


        4.  Exhibits

           21  Subsidiaries of the Registrant ..........................  49

B. Reports on Form 8-K:

    No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and is forecasting negative cash flows from operating activities in the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG PEAT MARWICK LLP

San Diego, California
September 26, 1997

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996

                                      ASSETS


                                                                    1997         1996
                                                                 ----------   ----------

Current assets:
   Cash and cash equivalents ..................................  $  821,513   $1,093,465
   Current portion of notes receivable ........................      25,000       25,000
   Current portion of notes receivable-affiliate (Note 3b) ....      50,000      100,000
   Construction contract receivables ..........................     384,732      623,877
   Other receivables ..........................................      82,972      134,843
   Costs in excess of billings on uncompleted contracts .......      17,462          -
   Inventories ................................................      89,118          -
   Prepaid expenses ...........................................     138,583      182,823
   Property and equipment sold on August 7, 1996, net (Note 12)         -      2,745,978
                                                                 ----------   ----------
      Total current assets ....................................   1,609,380    4,905,986
                                                                 ----------   ----------

Receivables due after one year:
   Note receivable (Note 3a) ..................................     728,838      731,993
   Less deferred gain (Note 3a) ...............................    (716,025)    (716,025)
   Note receivable- Affiliate (Note 3b) .......................     539,306      552,567
   Note receivable- Other (Note 3d) ...........................      35,477       81,696
                                                                 ----------   ----------
                                                                    587,596      650,231
   Less current portion .......................................     (75,000)    (125,000)
                                                                 ----------   ----------
                                                                    512,596      525,231
                                                                 ----------   ----------
Property and equipment, at cost (Notes 7 and 10):
   Land .......................................................     678,000      678,000
   Buildings ..................................................   2,461,327    2,461,327
   Equipment and leasehold and tenant improvements ............   1,752,244    1,234,170
                                                                 ----------   ----------
                                                                  4,891,571    4,373,497
      Less accumulated depreciation and amortization ..........  (1,291,861)  (1,175,332)
                                                                 ----------   ----------
       Net property and equipment .............................   3,599,710    3,198,165
                                                                 ----------   ----------

Other assets:
   Undeveloped land, at cost (Notes 4 and 6c) .................   1,665,643    4,737,353
   Intangible assets, net (Note 5) ............................     447,608      720,874
   Investments (Note 6) .......................................   2,012,119    2,232,119
   Other ......................................................      86,699      125,353
                                                                 ----------   ----------
                                                                  4,212,069    7,815,699
                                                                 ----------   ----------

                                                                 $9,933,755  $16,445,081
                                                                 ==========   ==========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996 (CONTINUED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                                      1997         1996
                                                                   ----------   ----------

Current liabilities:
Assessment district obligation-in-default (Note 6c) .............  $2,097,982   $2,061,090
Current portion of long-term debt (Note 7a) .....................     481,000    1,061,000
Current portion of long-term debt- related party (Note 6d) ......         -        100,000
Notes payable, short-term (Note 7d) .............................     250,000          -
Long-term debt subject to extinguishment (Note 12) ..............         -      1,808,282
Accounts payable ................................................     738,185      908,530
Accrued payroll and related expenses ............................     116,249      308,619
Accrued property taxes (Note 4c) ................................     408,784      385,591
Accrued interest ................................................      29,353       33,794
Accrued frequent bowler program expense .........................      60,239      250,506
Other liabilities ...............................................     147,324      297,361
                                                                   ----------   ----------
Total current liabilities .......................................   4,329,116    7,214,773
                                                                   ----------   ----------

Long-term debt, excluding current portion (Note 7) ..............   4,061,987    4,167,515
                                                                   ----------   ----------

Long-term debt, excluding current portion-
related party (Note 6d) .........................................         -        219,744
                                                                   ----------   ----------

Distributions received in excess of basis
in investment (Notes 6a and 6b) .................................  10,083,802    9,828,360
                                                                   ----------   ----------

Tenant security deposits ........................................      27,847       25,894
                                                                   ----------   ----------

Minority interest in consolidated subsidiary (Note 6c) ..........   2,212,677    2,212,677
                                                                   ----------   ----------

Commitments and contingencies (Notes 4a, 4c, 5a, 6c, 8 and 10)

Shareholders' equity (deficiency):
Common stock, $.01 par value, 50,000,000 shares authorized,
  27,250,000 shares issued and outstanding ......................     272,500      272,500
Additional paid-in capital ......................................   1,730,049    1,730,049
Accumulated deficit ............................................. (10,813,818)  (7,448,409)
                                                                   ----------   ----------
                                                                   (8,811,269)  (5,445,860)
  Less note receivable from shareholder (Note 3c)................  (1,970,405)  (1,778,022)
                                                                   ----------   ----------
Total shareholders' equity (deficiency) ......................... (10,781,674) (7,223,882)
                                                                   ----------   ----------

                                                                   $9,933,755  $16,445,081
                                                                   ==========   ==========


                See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                                        1997           1996           1995
                                                                    ------------   ------------   ------------
Revenues:
   Bowling .......................................................  $  3,114,016   $  7,452,834   $  7,799,991
   Rental ........................................................       513,262        509,004        523,952
   Construction ..................................................     3,163,855      2,008,073      1,785,523
   Golf ..........................................................        67,260            -              -
   Other .........................................................       144,920         76,138        125,519
   Other-related party (Note 6b) .................................       111,828        108,233        106,616
                                                                    ------------   ------------   ------------
                                                                       7,115,141     10,154,282     10,341,601
                                                                    ------------   ------------   ------------
Costs and expenses:
   Bowling .......................................................     2,223,704      4,841,886      4,973,179
   Rental ........................................................       239,292        249,354        250,147
   Construction ..................................................     2,785,471      1,734,261      1,501,900
   Golf ..........................................................       171,493            -              -
   Development ...................................................       172,139        185,691        141,391
   Selling, general, and administrative ..........................     2,088,647      2,921,886      2,758,052
   Depreciation and amortization .................................       666,967        985,401      1,038,650
   Provisions for impairment losses (Notes 3d, 4c and 5) .........     2,643,248            -              -
                                                                    ------------   ------------   ------------
                                                                      10,990,961     10,918,479     10,663,319
                                                                    ------------   ------------   ------------
Loss from operations .............................................    (3,875,820)      (764,197)      (321,718)
                                                                    ------------   ------------   ------------

Other income (charges):
   Investment income:
     Related party (Notes 3b and 3c) .............................       234,650        222,556        201,413
     Other .......................................................       136,112         78,417         75,610
   Interest expense related to development activities ............      (234,790)      (239,190)      (139,463)
   Interest expense and amortization of finance costs ............      (482,775)      (846,842)      (816,567)
   Equity in income of investees (Note 6) ........................       170,968        104,450        171,751
   Recognition of deferred gain (Note 3a) ........................           -           21,422         19,553
   Gain on sale of undeveloped land (Note 4b) ....................           -          120,401            -
   Gain on sale of bowling centers and
    other assets (Notes 6d and 12) ...............................     1,154,514      1,658,463            -
   Minority interest in income of consolidated subsidiary (Note 6d)          -         (556,237)           -
   Reversal of accrued liability (Note 8c) .......................           -          769,621            -
                                                                    ------------   ------------   ------------
                                                                         978,679      1,333,061       (487,703)
                                                                    ------------   ------------   ------------

Income (loss) before extraordinary item ..........................    (2,897,141)       568,864       (809,421)

Extraordinary gain (loss) (Notes 4c and 7b) .......................      (468,268)           -        1,261,826
                                                                    ------------   ------------   ------------

Net income (loss) ................................................  ($ 3,365,409)  $    568,864   $    452,405
                                                                    ============   ============   ============

Per common share (based on weighted average
  shares outstanding of 27,250,000):
   Income (loss) before extraordinary item........................      ($0.11)         $0.02         ($0.03)
                                                                        ======          =====         ======
   Net income (loss) .............................................      ($0.12)         $0.02          $0.02
                                                                        ======          =====          =====

          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995




                                       Common Stock          Additional
                                   Number of                  paid-in     Accumulated
                                    Shares        Amount      capital       Deficit         Total
                                    ------        ------      -------       -------         -----

Balance at June 30, 1994 ......   27,250,000   $   272,500   $1,730,049  ($ 8,469,678)  ($6,467,129)

Net income ....................         --            --           --         452,405       452,405
                                 -----------   -----------   ----------  ------------   -----------

Balance at June 30, 1995 ......   27,250,000       272,500    1,730,049    (8,017,273)   (6,014,724)

Net income ....................         --            --           --         568,864       568,864
                                 -----------   -----------   ----------  ------------   -----------

Balance at June 30, 1996 ......   27,250,000       272,500    1,730,049    (7,448,409)   (5,445,860)

Net loss ......................         --            --           --      (3,365,409)   (3,365,409)
                                 -----------   -----------   ----------  ------------   -----------

Balance at June 30, 1997 ......   27,250,000   $   272,500   $1,730,049  ($10,813,818)  ($8,811,269)
                                 ===========   ===========   ==========  ============   ===========




















                See notes to accompanying consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                                        1997           1996           1995
                                                                    ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss) ..............................................  ($ 3,365,409)  $    568,864   $    452,405
  Adjustments to reconcile net income (loss) to the
    net cash provided (used) by operating activities:
      Amortization of deferred financing costs and discount ......        31,555         38,976         41,989
      Depreciation and amortization ..............................       666,967        985,401      1,038,650
      Undistributed income of investees ..........................      (170,968)      (104,450)      (171,751)
      Extraordinary (gain) loss ..................................       468,268            -       (1,261,826)
      Interest income accrued on note receivable from shareholder       (192,383)      (176,744)      (157,612)
      Interest accrued on assessment district obligations ........       208,564        132,687        168,278
      Provision for impairment losses ............................     2,643,248            -              -
      Gain on sale ...............................................    (1,154,514)    (1,778,864)           -
      Reversal of accrued liability ..............................           -         (769,621)           -
      Minority interest in income of  consolidated subsidiary ....           -          556,237            -
    Changes in assets and liabilities:
      (Increase) decrease in receivables .........................       299,610       (443,462)        64,166
     (Increase) decrease in costs in excess of billings ..........       (31,479)        28,488         (2,454)
      Increase in inventories ....................................        30,484            -              -
     (Increase) decrease in prepaid expenses .....................        24,240        (34,598)        35,331
      Increase (decrease) in accounts payable ....................      (170,345)       244,716        (70,923)
      Increase (decrease) in accrued expenses ....................      (477,135)       473,390         16,772
      Other ......................................................        50,836        (23,406)       (34,186)
                                                                    ------------   ------------   ------------
        Net cash provided (used) by operating activities .........    (1,138,461)      (302,386)       118,839
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
   (Increase) decrease in notes receivable .......................        72,500         87,212        (58,383)
   Other capital expenditures ....................................      (314,134)       (48,611)      (142,426)
   Disposition of undeveloped land- Temecula .....................           -              -              -
   Proceeds from sale of other assets ............................        33,542        160,401            -
   Proceeds from sale of bowling centers (Notes 6d, 12a and 12b) .     2,052,185      1,675,142            -
   Contributions to investees ....................................           -          (69,643)       (97,571)
   Distributions from investees ..................................       580,884        320,000        302,499
   Acquisition of golf shaft manufacturer ........................      (172,071)           -              -
   Acquire additional interest in investees (Notes 6c and 6d) ....           -           (5,289)       (49,845)
                                                                    ------------   ------------   ------------
        Net cash provided (used by) investing activities .........     2,252,906      2,119,212        (45,726)
                                                                    ------------   ------------   ------------

Cash flows from financing activities:
   Scheduled principal payments ..................................    (1,392,382)      (754,646)      (864,740)
   Proceeds from short-term borrowings ...........................        17,005            -              -
   Costs associated with troubled debt restructuring (Note 7b) ...           -              -          (21,659)
   Loan costs to refinance long-term debt ........................           -              -          (39,417)
   Proceeds from line of credit ..................................           -          510,000        303,102
   Payments on line of credit ....................................           -         (598,742)      (214,360)
   Other .........................................................       (11,020)           -          (20,756)
                                                                    ------------   ------------   ------------
        Net cash used by financing activities ....................    (1,386,397)      (843,388)      (857,830)
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash and equivalents ..................      (271,952)       973,438       (784,717)
Cash and cash equivalents, beginning of year .....................     1,093,465        120,027        904,744
                                                                    ------------   ------------   ------------
Cash and cash equivalents, end of year ...........................  $    821,513   $  1,093,465   $    120,027
                                                                    ============   ============   ============

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995

SUPPLEMENTAL CASH FLOW INFORMATION:
                                  1997      1996           1995
                              ---------   ---------     ---------
     Interest paid .......... $ 469,000   $ 793,000     $ 789,000
                              =========   =========     =========

Supplemental schedule of non-cash investing and financing activities:
---------------------------------------------------------------------

Long-term debt of $380,000 in 1997 and $17,751 in 1995 was incurred to finance capital expenditures of $535,963 and $28,750 in 1995.

On March 18, 1997 the County of Riverside foreclosed at public sale on 7 of the 40 acres of the undeveloped land in Temecula, California, which had a carrying value of $662,710. The sale resulted in the extinguishment of $22,770 of accrued property taxes and $171,672 of assessment district obligations.

The sale of the video game business on December 15, 1996 for $10,000 cash and a $45,000 note receivable resulted in a decrease of both property and equipment, and accumulated depreciation by $140,832. Additionally, the sale of another asset for $23,542 cash resulted in a $79,103 decrease of equipment and a $55,561 decrease in accumulated depreciation.

The sale of undeveloped land in January 1996 for cash of $160,401 resulted in a decrease in undeveloped land of $40,000.

The sale of three bowling centers on August 7, 1996 resulted in decreases to the following assets and liabilities: property and equipment- ($6,741,237); accumulated depreciation- ($4,013,747); deferred loan costs-($6,353); prepaid expenses ($20,000); and notes payable- ($1,801,172). See Note 6d regarding supplemental information regarding the proceeds from the sale of bowling center in the year ended June 30, 1996.

On   January  22,  1997  the  Company   purchased  the   receivables   ($8,594),
     inventories ($119,602) and equipment ($43,875) of the Power Sports Group (Penley Golf) for $172,071.

On March 28, 1997, the proceeds of a $250,000 loan were used to pay $232,995 to the lessor of Grove bowling center for a deferred lease inception fee.

In October 1994, the Company used the proceeds of a $1,200,000 long-term note payable to extinguish a $1,193,800 note payable and partially fund $45,617 of loan costs, of which $39,417 was a cash expenditure.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Sports Arenas, Inc. and all subsidiaries and partnerships more than 50 percent owned or in which there is a controlling financial interest (the Company). All material inter-company balances and transactions have been eliminated. The minority interests' share of the net loss of partially owned consolidated subsidiaries have been recorded to the extent of the minority interests' contributed capital. The Company uses the equity method of accounting for its investments in entities in which it has an ownership interest that gives the Company the ability to exercise significant influence over operating and financial policies of the investee. The Company uses the cost method of accounting for investments in which it has virtually no influence over operating and financial policies.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. Cash equivalents totaled $595,412 and $963,169 at June 30, 1997 and 1996, respectively.

    INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. At June 30, 1997, inventories consisted of raw materials- $34,398; work in process- $25,106; and finished goods- $29,614.

    PROPERTY AND EQUIPMENT - Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the related assets, which are 20 years for the buildings and from 3 to 15 years for the other assets.

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

    VALUATION  IMPAIRMENT  -The Company  adopted the provisions of SFAS No. 121,
     "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

    CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are the notes receivable described in Note 3 and contract receivables.

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

    EARNINGS PER COMMON SHARE - Earnings per common share is computed based on the weighted average number of shares outstanding, which was 27,250,000 for each of the years in the three year period ended June 30, 1997.

    RECLASSIFICATIONS - Certain reclassifications have been made to the prior years financial statements to conform to the classifications used in 1997.

2. RELATED PARTY TRANSACTIONS:

    A director of the Company owned an insurance company that served as the Company's insurance agent for 17 years until it ceased operations in June 1995. The Company paid $268,000 of insurance premiums to this insurance agent in the year ended June 30, 1995.

    See notes 3b, 3c, 4a, 6d, and 8a for other related party transactions.

3. NOTES RECEIVABLE:

     (a) Sale of bowling centers - The Company sold two bowling centers in April 1989. Part of the consideration was an $800,000 note receivable from the purchaser of the bowling centers (Purchaser) due in monthly installments of $7,720 beginning October 1, 1989, including principal and interest at 10 percent per annum. The balance was due September 1, 1997 but Purchaser was not able to make the payment and the note receivable is currently in default. Under the terms of the note, interest accruing from April 1989 through October 1989 was deferred and was due September 1, 1997, including interest accruing thereon. Purchaser is currently negotiating a sale of all of its bowling centers, which if consummated, would provide sufficient funds to pay its obligation to the Company. The Company has therefore not commenced any negotiations with the buyer to extend the due date of the note receivable. The following is the detail of the balance of the note receivable and accrued interest at June 30:

                                                     1997       1996
                                                   --------   --------
          Balance of note receivable due
           in monthly installments .............   $688,393   $693,517
          Deferred interest due September 1997 .     40,445     38,476
                                                   --------   --------
                                                   $728,838   $731,993
                                                   ========   ========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


          The Company deferred recognition of $800,000 of the gain from the sale of the bowling centers in the year ended June 30, 1989 until such time as the operations of the two bowling centers become sufficient to support the payment of their obligations or as the principal balance of the note plus accrued and unpaid interest is reduced below $800,000. The Company recognized $21,422, and $19,553 of the deferred gain in the years ended June 30, 1996 and 1995, respectively and none in 1997. The deferred gain is presented as a reduction of the note receivable in the consolidated balance sheets.

    (b) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $42,267, $45,812, and $43,801 in 1997, 1996, and 1995, respectively. The balance of $539,306 at June 30, 1997 bears interest at 8 percent per annum and is due in annual installments of interest plus principal payments of $50,000 due on December 31 of each year in 1997-2000. The balance is due on January 1, 2001.

     (c) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (11 percent at June 30, 1997) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $909,396 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company. The Company recorded interest income from this note of $192,383 in 1997, $176,744 in 1996, and $157,612 in 1995.

   (d) Other- In the year ended June 30 ,1997 the Company recorded a $35,135 provision for impairment loss related to the balance of a note receivable that is likely to be uncollectible.

4. UNDEVELOPED LAND:

    Undeveloped land consisted of the following at June 30, 1997 and 1996:
                                              1997         1996
                                           ----------   ----------
     Lake of Ozarks, MO .................  $  281,629   $  281,629
     Temecula, CA .......................   3,793,014    4,455,724
       Less provision for impairment loss  (2,409,000)        --
                                           ----------   ----------
                                           $1,665,643   $4,737,353
                                           ==========   ==========

    (a) In August 1984, the Company acquired approximately 500 acres of undeveloped land in Lake of Ozarks, Missouri from an entity controlled by Harold S. Elkan (Elkan). The purchase price approximated the affiliate's original purchase price. Elkan has agreed to indemnify the Company for any realized decline in value of the land. The carrying value of the land was $281,629 at June 30, 1997 and 1996.

    (b) The Company owned approximately 55 acres of undeveloped land in Sierra County, New Mexico that was subject to a contract for sale to a third party at an imputed value of $150,000, which was executed in 1988. Due to the nature of the terms of the contract, the Company was going to record portions of the sale as payments were received. The purchaser defaulted on the contract, but the Company did not cancel the contract. As a result of the defaulted contract and lack of market for sale of the land, the Company had recorded $118,500 of valuation adjustments in prior years to reduce the carrying value to $40,000. In January 1996 the Company received $160,401 as payment in full on the contract and recorded a $120,401 gain from the sale of the land.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


     (c) Through its ownership of Old Vail Partners, L.P. and its predecessor Old Vail Partners, a general partnership (collectively referred to as OVP, see Note 6c), the Company owns 33 acres (40 acres as of June 30,
          1996) of undeveloped land in Temecula, California. The carrying value of the property consists of:

                                                      1997          1996
                                                      ----          ----
          Acres ...............................        33            40
          Acquisition cost ....................    $2,142,789    $2,615,789
          Capitalized assessment district costs     1,434,315     1,577,025
          Other development planning costs ....       215,910       262,910
          Provision for impairment loss .......    (2,409,000)         --
                                                   ----------    ----------
                                                   $1,384,014    $4,455,724
                                                   ==========    ==========

          The 33 acres of land (40 acres as of June 30, 1996) owned by OVP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last five years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,288,898 regarding delinquent assessment district payments ($889,758) and property taxes ($399,140). On March 18, 1997, the County sold a 7-acre parcel at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the Assessment District obligation of $171,672. OVP recorded a loss from the disposition of the undeveloped land of $468,268 representing the carrying value of the 7 acre parcel ($662,710) less the property tax and assessment district obligations extinguished. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed.


          The principal balance of the allocated portion of the assessment district bonds ($1,208,224), and delinquent principal, interest and penalties ($889,758) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet include $399,140 of delinquent property taxes and late fees related to the 33-acre parcel.

          In November 1993, the City of Temecula adopted a general development plan that designated property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned OVP's property from a "commercial" to "professional office" use. The property is subject to Assessment District liens that were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. OVP has filed suit against the City of Temecula claiming that the City's adoption of a general plan as a means of effectively re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

          As a result of the County's judgements for defaulted taxes and assessment and the County's sale of the 7 acre parcel at public sale in March 1997, the Company recorded a $2,409,000 provision for impairment loss at June 30, 1997 to reduce the carrying value on the 33-acre parcel to its estimated fair market value related to the City of Temecula's effective down-zoning of the property. The estimated fair market value was determined based on cash flow projections and comparable sales.

    5. INTANGIBLE ASSETS:

      Intangible assets consisted of the following as of June 30, 1997 and 1996:
                                                     1997           1996
                                                 -----------    -----------
          Deferred lease costs:
            Subleasehold interest ............   $   111,674    $   111,674
              Less accumulated amortization ..       (28,001)       (26,105)
            Lease inception fee ..............       232,995           --
              Less accumulated amortization ..        (9,291)          --
                                                 -----------    -----------
                                                     307,377         85,569
                                                 -----------    -----------
          Deferred loan costs ................       137,137        205,090
              Less accumulated amortization ..       (66,864)      (107,929)
                                                 -----------    -----------
                                                      70,273         97,161
                                                 -----------    -----------
          Goodwill ...........................     1,345,362      1,345,362
              Less accumulated amortization ..    (1,076,291)      (807,218)
              Less  provision  for  impairment
                loss .........................      (199,113)          --
                                                 -----------    -----------
                                                      69,958        538,144
                                                 -----------    -----------
                                                 $   477,608    $   720,874
                                                 ===========    ===========

   (a) The Company is a sublessor on a parcel of land that is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980. The Company is amortizing the capitalized carrying costs over the period of the subleases on the straight-line method. The future minimum rental payments payable by the Company to the lessor on the lease are approximately $129,000 per year for the remaining term of 46 years (aggregate of $5,935,000) based on 85 percent of the minimum rent due from the sublessees. The future minimum rents due to the Company from the sublessees are approximately $151,000 per year for the remaining term of 46 years (aggregate of $6,982,000). The subleases provide for increases every five years based on increases in the Consumer Price Index.

   (b) In March 1997 the Company paid $232,995 to the lessor of the real estate in which the Grove bowling center is located. The payment represented the balance due for a deferred lease inception fee. The fee is being amortized over the remaining lease term of 75 months

   (c) Goodwill relates to two bowling centers acquired in August 1993 and is being amortized over 5 years. In the year ending June 30, 1997, the Company has recorded a $199,113 provision for impairment loss related to the unamortized balance of goodwill for one of the bowling centers.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


6. INVESTMENTS:

  (a) Investments consist of the following:
                                                     1997           1996
                                                 ------------   ------------
     Accounted for on the equity method:
        Investment in UCV, L.P. ...............  $(10,083,802)  $ (9,828,360)
        Vail Ranch Limited Partners ...........     1,974,193      2,182,087
                                                 ------------   ------------
                                                   (8,109,609)    (7,646,273)
        Less Investment in UCV, L.P. classified
         as liability-Distributions received in
         excess of basis in investment ........    10,083,802      9,828,360
                                                 ------------   ------------
                                                    1,974,193      2,182,087
     Accounted for on the cost basis:
        All Seasons Inns, La Paz ..............        37,926         50,032
                                                 ------------   ------------
           Total investments ..................  $  2,012,119   $  2,232,119
                                                 ============   ============

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:

                                        1997         1996        1995
                                     ---------    ---------   ---------
       UCV, L.P. .................   $ 301,478    $ 104,450   $ 224,222
       Old Vail Partners .........        --           --       (50,256)
       Vail Ranch Limited Partners    (130,510)        --          --
       Redbird Properties, Ltd. ..        --           --        (2,215)
                                     ---------    ---------   ---------
                                     $ 170,968    $ 104,450   $ 171,751
                                     =========    =========   =========

    The following is a reconciliation of the investment in Vail Ranch Limited
      Partners:
                                                1997          1996
                                           -----------   -----------
     Balance, July 1, 1996 ..............  $ 2,182,087   $ 1,219,033
      Assumption of partnership liability         --          56,221
      Reversal of accrued liability .....         --         837,190
      Contributions (distributions), net.      (77,384)       69,643
      Equity in net loss ................     (130,510)         --
                                           -----------   -----------
     Balance, June 30, 1997 .............  $ 1,974,193   $ 2,182,087
                                           ===========   ===========

  (b) Investment in UCV, L.P.:

     The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California. The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):

                                         1997         1996         1996
                                     -----------  -----------  -----------
       Total assets ...............  $ 2,062,000  $ 2,587,000  $ 2,867,000
       Total liabilities ..........   20,169,000   20,204,000   20,179,000

       Revenues ...................    4,353,000    4,169,000    3,990,000
       Operating and general and
         administrative costs .....    1,429,000    1,465,000    1,431,000
       Redevelopment planning costs       24,000      186,000         --
       Depreciation ...............      194,000      194,000      182,000
       Interest expense ...........    2,103,000    2,115,000    1,929,000
       Net income .................      603,000      209,000      448,000

     The  apartment  project  is  managed  by  the  Company,   which  recognized
     management  fee  income  of  $111,828,   $108,233,   and  $106,616  in  the
     twelve-month periods ended June 30, 1997, 1996, and 1995, respectively.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


     A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:

                                                       1997          1996
                                                  ------------   -----------
               Balance, beginning ..............  $  9,828,360   $ 9,559,390
               Equity in income ................      (301,478)     (104,450)
               Cash distributions ..............       503,500       320,000
               Amortization of purchase price in
                  excess of equity in net assets        53,420        53,420
                                                  ------------   -----------
               Balance, ending .................  $ 10,083,802   $ 9,828,360
                                                  ============   ===========

  (c) Investment in Old Vail Partners and Vail Ranch Limited Partnership:

      RCSA Holdings, Inc. (RCSA) and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP). OVP owns approximately 33 acres of undeveloped land and a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). Since September 1988, OVP had been a general partnership with RCSA as 33 percent co-managing general partner and a third-party as a 67 percent co-managing general partner. Effective in September 1994: the general partnership was converted to a limited partnership; RCSA was converted to a 49 percent limited partner; OVGP was admitted as a one percent general partner; and the third-party's interest was converted to a liquidating partnership interest. This transaction effectively resulted in the acquisition of the third-party's partnership interest in OVP for a cash payment of $50,000 in 1994 and the rights to 50 percent of future distributions up to $2,450,000. Under certain circumstances, which have not yet occurred, the Company may have to make minimum annual distributions of $50,000 or $100,000 until September 1999. Legal title to the 33 acres of undeveloped land is still in the process of being changed from the former general partnership's name to the limited partnership. Prior to September 23, 1994, the Company accounted for its investment in OVP as an unconsolidated subsidiary on the equity method of accounting. Effective September 23, 1994, OVP was consolidated with the Company and the capital account of the other partner is presented as "Minority interest" in the consolidated balance sheets.

      The following is summarized balance sheet information of OVP included in the Company's consolidated balance sheet as of June 30, 1997 and 1996:

                                                         1997        1996
                                                     ----------  ----------
     Assets:
       Undeveloped land (Note 4c) .................  $1,384,014  $4,455,724
       Investment in Vail Ranch Limited Partnership 1,974,193 2,182,087 Liabilities
       Assessment district obligation-in-default ..   2,097,982   2,061,090
       Accrued property taxes .....................     399,140     337,016
       Note payable ...............................        --       340,169
       Minority interest in subsidiary ............   2,212,677   2,212,677

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


      VRLP is a partnership formed in September 1994 between OVP and a third party (Developer) to develop 32 acres of the land that was contributed by OVP to VRLP. The VRLP partnership agreement provides for allocating 75 percent of cash distributions from sale proceeds to OVP until OVP receives approximately $971,000 and then approximately 50 percent of distributions thereafter. As of June 30, 1997, a 107,749 square foot retail complex is constructed and fully occupied, which utilized approximately 16 of the 29 developable acres. The remaining 13 aces are still undeveloped.

      The following is summarized financial information of VRLP as of June 30, 1997 and 1996 and for the 12 months ended June 30, 1997 and 1996:

                                                      1997          1996
                                                  -----------   -----------
     Assets:
       Undeveloped land ........................  $   830,000   $ 2,299,000
       Development costs .......................    2,707,000     6,145,000
       Property:
         Land ..................................      765,000          --
         Buildings and improvements ............    5,577,000          --
         Accumulated depreciation ..............      (19,000)         --
       Other assets ............................      976,000          --
           Total assets ........................   10,836,000     8,444,000
     Liabilities:
       Delinquent assessments and property taxes         --       1,316,000
       Other liabilities .......................      710,000     1,398,000
       Construction loan payable ...............    5,720,000          --
       Assessment district note payable ........    2,508,000     3,005,000
           Total liabilities ...................    9,002,000     5,719,000
     Revenues ..................................      104,000          --
     Net loss ..................................     (261,000)         --

  (d) Investment in Redbird Properties, Ltd.:

     Redbird Properties, Ltd. owned the land and building in which one of the Company's bowling centers (Red Bird Lanes) was located. Effective July 1, 1995, the Company purchased an additional 29 percent partnership interest in Redbird Properties, Ltd. from Harold S. Elkan for $419,744. The purchase price was payable in monthly installments of interest at 8 percent per annum plus annual principal payments of $100,000 on January 1, 1996-1999 and $19,744 on January 1, 2000. The Company had accounted for its investment in Redbird Properties using the equity method of accounting through June 30, 1995. As a result of acquiring the additional 29 percent interest, Redbird Properties became a consolidated subsidiary, effective July 1, 1995. This transaction resulted in an increase in the following assets and liabilities as of that date: Property and equipment- $1,537,984, Accumulated depreciation- $331,500; Note payable- $713,538; Note payable, related party- $446,000. The effect of this transaction was also to eliminate the Company's $134,975 investment in Redbird Properties and to reduce Minority interests by $93,275, which relates to advances to the other partners in excess of their basis.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


     The following are the combined results of operations of Redbird Lanes and Redbird Properties included in the Company's statements of operations, excluding the gain from the sale:

                                                 1996          1995
                                             -----------   -----------
     Revenues .............................  $ 1,154,527   $ 1,248,438
     Bowling costs ........................      699,475       845,381
     Selling, general and administrative:
       Direct .............................      248,899       252,358
       Allocated ..........................       58,000        62,600
     Depreciation .........................       58,681        34,194
     Interest .............................       93,044        20,862
     Income (loss) excluding gain from sale       (3,572)       33,043


  (e) Other investment:

     The Company owns a 6 percent limited partnership interest in two partnerships that own and operate a 109-room hotel (the Hotel) in La Paz, Mexico (All Seasons Inns, La Paz). The $37,926 carrying value of the Hotel at June 30, 1997 ($50,032 at June 30, 1996) is net of a $125,000 valuation adjustment recorded in the year ended June 30, 1991. On August 13, 1994, the partners owning the Hotel agreed to sell their partnership interests to one of the general partners. The total consideration to the Company ($123,926) was $2,861 cash at closing (December 31, 1994) plus a $121,065 note receivable bearing interest at 10 percent with installments of $60,532 plus interest due on January 1, 1996 and 1997. Due to financial problems, the note receivable was initially restructured so that all principal was due on January 1, 1997, however, only an interest payment of $12,106 was received on that date. Because the cash consideration received at closing was minimal, the Company has not recorded the sale of its investment. The Company will record the $58,926 gain from the sale when the when the note is paid in full. The cash payments of $27,074 received to date (representing accrued interest through December 1996) were applied to reduce the carrying value of the investment.

7. LONG-TERM DEBT:

    (a) Long-term debt consists of the following:

                                                                                  1997        1996
                                                                                ----------  ----------
     Long-Term debt extinguished upon sale  of assets (Note 12) ..............         -     1,808,282

     10-9/10% note payable collateralized by first trust deed on $1,076,000 of land and  office  building,  due in  monthly  installments  of $11,675
        including interest, balance due in October 2004  .....................   1,171,380   1,183,093

     10-3/4% note payable  collateralized by partnership  interest in Old Vail
        Partners, principal is due in monthly payments of $5,223 plus interest at a  variable  rate  (prime  plus  1-1/2  points)  adjusted  monthly
        Additional  principal payments are due to the extent distributions are received from Old Vail Partners. The balance was due in November 1996 but a $115,000  principal  payment  was made in July 1996 and the loan was extended to November 1998. The loan is guaranteed by Harold S.
        Elkan ................................................................     695,662     868,555


                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


     8-1/2% note payable to bank,  collateralized by deed of trust on $282,000 of undeveloped land, principal of $4,745 plus interest is payable
        annually, balance due February 1999  .................................      85,418      90,164

     8% note payable  collateralized by $2,108,000 of real estate and $264,000 of equipment at Valley Bowling Center, due in monthly  installments of
        $18,882 including principal and interest, balance due August 2000 ....   1,925,035   1,994,403

     10%note  payable  collateralized  by $668,000 of  equipment at Valley and
        Grove  Bowling  Centers,   due  in  monthly  installments  of  $5,197,
        including principal and interest, paid June 30, 1997 .................         -       112,445

     9% note  payable  collateralized  by $66,000 of  equipment  at Valley and
        Grove Bowling Centers, due in monthly installments of $2,170, including
        principal and interest, paid August 1996 .............................         -         2,304

     9% note  payable  collateralized  by $668,000 of  equipment at Valley and
        Grove  Bowling  Centers,   due  in  monthly  installments  of  $1,443,
        including principal and interest, balance due June 1998.  This note was
        paid in full in July 1996  ...........................................         -        31,564

     8%-10% notes  payable  collateralized  by $264,000 of equipment at Valley
        Bowling Center, due in monthly installments of $11,780 including
        principal and interest, balance due June 1998 ........................     158,246     277,685

     9% note  payable,  unsecured,  due  in  monthly  installments  of  $2,000 thereafter, including principal and interest, balance due April 1997.
        Paid in April 1997  ..................................................         -        73,474

     8-1/2%  note  payable,  unsecured,  due in monthly  installments  of
        $3,060 of principal and interest, balance due October 1998 ...........      41,205      73,307

     9-1/2% notes payable,  unsecured,  due in monthly  installments of $4,895
        including principal and interest, balance due October 1, 1998  .......      54,075     102,439

     10-1/2% note payable  collateralized by first trust deed on $4,482,867 of undeveloped land, principal and accrued interest (a variable rate of
        base plus 1-1/2 points), paid April 1997 .............................         -       340,169

     10-1/2%  note  payable   collateralized   by  $541,000  of  manufacturing
        equipment, due in monthly installments of $8,225, including principal
        and interest, balance due May 2001 ...................................     310,043         -

     Other ...................................................................     101,923      78,913
                                                                                ----------  ----------
                                                                                 4,542,987   7,036,797
     Less long-term debt extinguished upon sale ..............................         -    (1,808,282)
     Less current maturities .................................................    (481,000) (1,061,000)
                                                                                ----------  ----------
                                                                                $4,061,987  $4,167,515
                                                                                ==========  ==========

        The values of property and equipment as collateral for the notes are listed at historical cost less valuation adjustments.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


        The principal payments due on notes payable during the next five fiscal years are as follows: $481,000 in 1998, $942,000 in 1999, $205,000 in
        2000, $1,791,000 in 2001, and $34,000 in 2002.

    (b) On October 5, 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable with a balance of $2,461,942. The carrying value of the land, office building, and improvements was $1,134,447 (net of a $1,578,000 valuation adjustment recorded in the year ended June 30, 1994). After deducting the $44,010 carrying value of other related assets, transaction costs of $21,659, and the carrying value of the property, the Company recorded a $1,261,826 extraordinary gain from the extinguishment of debt in October 1994. This transaction was part of an agreement with the lender whereby the Company's monthly payments were modified, effective July 1994, to equal the net cash flow of the property until title to the property was transferred to the lender. For the prior two years, the Company unsuccessfully attempted to negotiate a modification of the loan terms with the original lender and then its successor. The $1,200,000 estimated current fair value of the office building was considerably less than the balance of the loan due to significant declines in the market rents since 1989. There was no effect for federal income tax purposes due to utilization of the Company's net operating loss carryforwards.

    (c) The Company had a $300,000 revolving line of credit that matured September 2, 1996. The line of credit was renewed and increased from $300,000 to $500,000 on November 1, 1996. The line of credit expires on November 1, 1997. On April 8, 1997, the line of credit limit was reduced to $200,000 in conjunction with the bank providing an equipment loan of $320,000. Amounts drawn on the line of credit bear interest on amounts drawn at the bank's base rate plus three percentage points (11% at June 30, 1997). Payments of interest and $5,000 principal are due monthly if any amounts are outstanding. The Company's borrowings from this line of credit averaged $192,000 during the year ended June 30, 1996 and $40,000 in 1995. The Company did not utilize the line of credit in 1997.

    (d) In March 1997 the Company borrowed $250,000 on an unsecured note payable that is due in monthly payments of interest only at 11 percent per annum. The principal is due April 8, 1998.

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

        Rental expense for Grove bowling center was $360,000 in 1997, 1996 and 1995.

    (b) The Company has an employment agreement with Harold S. Elkan expiring July 1, 1998, which provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 1997, his annual salary was $250,000.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


    (c) During the year ended June 30, 1996, the Company reversed amounts accrued in prior years totaling $769,621 as the Company determined that the loss contingency was no longer probable.

    (d) The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

9. INCOME TAXES:

    During the years ended June 30, 1997, 1996 and 1995, the Company did not recorded any income tax expense or benefit due to its utilization of prior loss carryforwards and the uncertainty of the future realizability of deferred tax assets.

    At June 30, 1997, the Company had net operating loss carryforwards of $8,034,000 for income tax purposes. The carryforwards expire from years 2000 to 2012. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences. Due to the uncertainty of the future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 1997 and 1996.

    The following is a reconciliation of the normal expected federal income tax rate of 35 percent to the loss before extraordinary gain reported in the financial statements:
                                                1997       1996       1995
                                            -----------   --------  ---------
  Expected federal income tax ............  $(1,178,000)  $199,000  $(283,000)
  Increase in valuation allowance ........      611,000    180,000     94,000
  Utilization of net operating loss
    carryforwards ........................         --     (379,000)      --
  Losses for which no tax benefits
     were recognized .....................      567,000       --      189,000
                                            -----------   --------  ---------
      Provision for income tax expense ...  $      --     $   --    $    --
                                            ===========   ========  =========
    The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 1997 and 1996:

                                                    1996         1996
                                                 ----------  -----------
  Deferred tax assets:
      Net operating loss carryforwards ........  $2,732,000  $ 2,597,000
      Accumulated depreciation and amortization     494,000      498,000
      Deferred gain ...........................     286,000      286,000
      Capitalized interest and taxes ..........      24,000      200,000
      Valuation for impairment losses .........   1,058,000       36,000
      Other ...................................     104,000      470,000
                                                 ----------  -----------
         Total gross deferred tax assets ......   4,698,000    4,087,000
         Less valuation allowance .............  (4,698,000)  (4,087,000)
                                                 ----------  -----------
  Net deferred tax assets .....................  $     --    $      --
                                                 ==========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

10. LEASING ACTIVITIES:

    The Company, as lessor, leases office space in an office building under operating leases that are primarily for periods ranging from one to five years with options to renew. The Company is also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 65 years which commenced in 1981 and 1982 (see Note 5).

    The approximate future minimum rentals for existing non-cancelable leases on the remaining office building are as follows: $128,000 in 1998, $84,000 in 1999, $37,000 in 2000, $16,000 in 2001, none thereafter, and $265,000 in the aggregate.

    The following is a schedule of the Company's investment in rental property as of June 30, 1997 and 1996:

                                      1997           1996
                                  -----------    -----------
       Land ...................   $   258,000    $   258,000
       Building ...............       773,393        773,393
       Tenant improvements ....        69,483         49,207
                                  -----------    -----------
                                    1,100,876      1,080,600
       Accumulated depreciation      (236,740)      (186,736)
                                  -----------    -----------
                                  $   864,136    $   893,864
                                  ===========    ===========

    As described in Note 7b, on October 5, 1994, the Company transferred title in an office building to the lender in complete satisfaction of a related note payable with a balance of $2,461,942. The following is a summary of the results of operations of this office building for the year ended June 30, 1995:
                                             1995
                                         --------
          Rents .......................  $ 50,000
          Rental costs ................    19,000
          Depreciation ................    27,000
          Interest ....................    12,000
          Provision for impairment loss      --
          Net Loss ....................    (8,000)

11. BUSINESS SEGMENT INFORMATION:

    The Company operates principally in five business segments: bowling centers, golf shaft manufacturer, commercial construction (primarily tenant improvements), commercial real estate rental, real estate development and golf shaft manufacturing. As described in Note 6c, the real estate development segment commenced in September 1994 when the Company acquired a controlling interest in Old Vail Partners. As described in Note 12c, the golf shaft manufacturing segment commenced in January 1997 when the Company acquired the assets of a golf shaft manufacturer. Other revenues, which are not part of an identified segment, consist of property management fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


    The following is summarized information about the Company's operations by business segment.

                                                  Real Estate Real Estate                             Unallocated
                                        Bowling     Operation  Development   Construction      Golf     And Other       Totals
                                        -------     ---------  -----------   ------------      ----     ---------       ------
Year Ended June 30, 1997
------------------------
Revenues ..........................    3,114,016      567,476         --       3,163,855      67,260       256,748      7,169,355
Depreciation and amortization .....      507,382      116,488         --           6,451       1,017        35,629        666,967
Impairment losses .................      234,248         --      2,409,000          --          --            --        2,643,248
Interest expense ..................      234,076      134,545      242,195         1,538       6,494        98,717        717,565
Equity in investees ...............         --        301,478     (130,510)         --          --            --          170,968
Gain (loss) on disposition ........    1,154,514         --           --            --          --            --        1,154,514
Segment profit (loss) .............      317,744      363,629   (2,953,844)      (18,401)   (574,516)     (402,515)    (3,267,903)
Investment income .................      370,762
Net loss before extraordinary item    (2,897,141)
Segment assets ....................    2,850,122    1,394,357    3,508,842       533,963     683,070       829,784      9,800,138
Expenditures for segment assets ...       20,534       20,276         --           1,918     228,477        86,804        358,009

Year Ended June 30, 1996
------------------------
Revenues ..........................    7,452,834      562,188         --       2,008,073        --         184,371     10,207,466
Depreciation and amortization .....      825,196      119,362         --           6,285        --          34,558        985,401
Interest expense ..................      568,400      135,684      247,184         1,898        --         132,866      1,086,032
Equity in investees ...............         --        104,450            0          --          --            --          104,450
Reversal of accrued liability .....         --           --        769,621          --          --            --          769,621
Gain (loss) on disposition ........    1,102,226         --        120,401          --          --          21,422      1,244,049
Segment profit (loss) .............      198,777      149,238      457,147        51,553        --        (588,824)       267,891
Investment income .................      300,973
Net loss before extraordinary item       568,864
Segment assets ....................    5,791,400    1,470,749    6,921,340       675,450        --       1,586,142     16,445,081
Expenditures for segment assets ...       37,757        4,164         --             517        --           6,173         48,611

Year Ended June 30, 1995
Revenues ..........................    7,799,991      577,136         --       1,785,523        --         232,135     10,394,785
Depreciation and amortization .....      849,598      146,916         --           5,582        --          36,554      1,038,650
Interest expense ..................      520,879      165,565      147,433         1,545        --         120,608        956,030
Equity in investees ...............       (2,215)     224,222      (50,256)         --          --            --          171,751
Gain (loss) on disposition ........         --           --           --            --          --          19,553         19,553
Segment profit (loss) .............     (601,654)     219,730     (339,080)       23,562        --        (389,002)    (1,086,444)
Investment income .................      277,023
Net loss before extraordinary item      (809,421)
Segment assets ....................    6,868,813    1,284,596    6,026,105       340,920        --         788,007     15,308,441
Expenditures for segment assets ...      113,889        9,516         --          12,069        --           6,952        142,426


                                   1997           1996           1995
                                ----------    -----------    -----------
Revenues per segment schedule    7,169,355     10,207,466     10,394,785
Intercompany rent eliminated       (54,214)       (53,184)       (53,184)
                                ----------    -----------    -----------
Consolidated revenues .......    7,115,141     10,154,282     10,341,601
                                ==========    ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


12. SIGNIFICANT EVENTS:

    (a) On August 7, 1996 the Company sold the Village, Marietta and American Bowling Centers (all located in Georgia) and related real estate for $3,950,000 cash, which resulted in a gain of 1,099,514 after deducting $96,643 of sale expenses. The property and equipment and the long-term debt extinguished from the sale proceeds were presented as current assets and liabilities, respectively, at June 30, 1996. The following are the results of operations of these bowling centers included in the Company's statements of operations for the years ended June 30, 1997, 1996, and 1995:

                                             1997         1996         1995
                                           --------  -----------   ----------
     Revenues ...........................  $349,075  $ 3,469,368   $3,617,868
     Bowl costs .........................   254,846    2,159,023    2,094,923
     Selling, general and administrative:
       Direct ...........................    10,117      787,122      790,245
       Allocated ........................    20,100      212,700      224,700
     Depreciation .......................    18,488      222,370      260,291
     Interest expense ...................     7,511      175,774      200,109
     Income (loss) ......................    38,013      (87,621)      47,600

    (b) On December 15, 1996, the Company sold its video game operations for $55,000, resulting in a $55,000 gain. The sale price consisted of $10,000 cash and a $45,000 note receivable. The following are the results of operations of these bowling centers included in the Company's statements of operations for the years ended June 30, 1997, 1996, and 1995:

                                      1997        1996         1995
                                    --------    --------     --------
          Revenues .............    $ 25,603    $ 73,948     $ 99,581
          Bowl costs ...........      18,338      67,112       82,573
          Depreciation .........        --        38,677       73,797
          Interest expense .....       7,977      12,425       16,542
          Income (loss) ........        (712)    (42,266)     (73,331)

    (c) On January 22, 1997, Penley Sports, LLC (Penley), a limited liability company for which the Company is the managing member and owner of ninety percent of the units, purchased the assets of Power Sports Group, Inc., which was a manufacturer of graphite golf shafts and ski poles. The purchase price of $172,071 included accounts receivable ($8,594), inventories ($119,602), and equipment ($43,875). The following are the results of operations of Penley included in the Company's statements of operations for the year ended June 30, 1997:

          Revenues ......................................   $  67,260
          Golf costs ....................................     171,493
          Selling, general and administrative-direct ....     344,772
          Selling, general and administrative-allocated .     118,000
          Depreciation ..................................       1,017
          Interest expense ..............................       6,494
          Net loss ......................................    (574,516)

13. LIQUIDITY:

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. UCV, LP, an investee of the Company, is currently proceeding with plans to refinance its long-term debt. The proceeds from the planned refinance are estimated to be sufficient to make a distribution to the Company that will provide enough funds to cover estimated future cash flow deficits for the next 18 months.

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 1997 and 1996, and the related statements of income and partners' equity (deficiency) and cash flows for each of the years in the three-year period ended March 31, 1997. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.





                              KPMG LLP

San Diego, California
August 27, 1997

                                    UCV, L.P.
                       (a California Limited Partnership)
                    BALANCE SHEETS - MARCH 31, 1997 and 1996




                                     ASSETS


                                                            1995           1996
                                                    ------------   ------------
     Property and equipment (Note 3):
     Land ........................................  $  1,289,565   $  1,289,565
     Buildings ...................................     5,189,188      5,189,188
     Equipment ...................................       484,456        473,987
                                                    ------------   ------------
                                                       6,963,209      6,952,740
     Less accumulated depreciation ...............    (5,462,145)    (5,268,236)
                                                    ------------   ------------
                                                       1,501,064      1,684,504

     Cash ........................................       121,795        359,021
     Restricted cash (Note 3) ....................       166,728        154,136
     Accounts receivable .........................        31,130         24,171
     Prepaid insurance ...........................        71,827         76,542
     Deferred loan costs, less accumulated
       amortization of $328,872 and $209,286 .....       169,438        289,030
                                                    ------------   ------------

                                                    $  2,061,982   $  2,587,404
                                                    ============   ============






                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)


     Long-term debt (Note 3) .....................  $ 19,833,500   $ 19,833,500
     Accounts payable ............................       128,545        163,393
     Other accrued expenses ......................        35,020         37,308
     Tenants' security deposits ..................       172,086        169,828
                                                    ------------   ------------

                                                      20,169,151     20,204,029

     Partners' equity (deficiency) ...............   (18,107,169)   (17,616,625)
                                                    ------------   ------------

                                                    $  2,061,982   $  2,587,404
                                                    ============   ============







                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
             STATEMENTS OF INCOME AND PARTNERS' EQUITY (DEFICIENCY)
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995





                                                           1997           1996           1995
                                                       ------------   ------------   ------------
     Revenues:
       Apartment rentals ............................  $  4,214,110   $  4,057,761   $  3,896,724
       Other rental related .........................       139,325        111,588         92,893
                                                       ------------   ------------   ------------

                                                          4,353,435      4,169,349      3,989,617
                                                       ------------   ------------   ------------


     Costs and expenses:
       Operating ....................................     1,159,172      1,188,425      1,156,527
       General and administrative ...................       159,650        169,461        166,433
       Management fees, related party (Note 2) ......       110,731        107,813        106,622
       Redevelopment planning costs .................        24,075        185,623           --
       Depreciation .................................       193,909        194,110        182,517
       Interest and amortization of loan costs ......     2,102,942      2,115,018      1,929,074
                                                       ------------   ------------   ------------

                                                          3,750,479      3,960,450      3,541,173
                                                       ------------   ------------   ------------

     Net income .....................................       602,956        208,899        448,444




     Partners' equity (deficiency), beginning of year   (17,616,625)   (17,312,024)   (14,881,968)

     Cash distributed to partners ...................    (1,093,500)      (513,500)    (2,878,500)
                                                       ------------   ------------   ------------

     Partners' equity (deficiency), end of year .....  $(18,107,169)  $(17,616,625)  $(17,312,024)
                                                       ============   ============   ============














                                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                         1997          1996          1995
                                                     -----------   -----------   -----------
Cash flows from operating activities:
    Net income ....................................  $   602,956   $   208,899   $   448,444
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation ...............................      193,909       194,110       182,517
       Amortization of deferred loan costs ........      119,592       126,234        83,052
       Write-off redevelopment planning costs .....         --         185,623          --

    Changes in assets and liabilities:
       (Increase) decrease in restricted cash .....      (12,592)      (17,874)      (75,759)
       (Increase) decrease in accounts receivable .       (6,959)        3,159         1,434
       (Increase) decrease in prepaid insurance ...        4,715          (877)        3,810
       Increase (decrease) in accounts payable and
        other accrued expenses ....................      (37,136)        9,336      (117,732)
       Other ......................................        2,258        16,002        14,184
                                                     -----------   -----------   -----------

    Net cash provided by operating activities .....      866,743       724,612       539,950
                                                     -----------   -----------   -----------

Net cash from investing activities:
    Additions to redevelopment planning costs .....         --         (53,048)     (132,575)
    Additions to property and equipment ...........      (10,469)      (42,128)      (61,006)
                                                     -----------   -----------   -----------
    Net cash used by investing activities .........      (10,469)      (95,176)     (193,581)
                                                     -----------   -----------   -----------

Cash flows from financing activities:
    Principal payments on long-term debt ..........         --            --         (39,013)
    Proceeds from refinance of long-term debt .....         --            --       2,647,066
    Cash distributed to partners ..................   (1,093,500)     (513,500)   (2,878,500)
                                                     -----------   -----------   -----------

    Net cash used by financing activities .........   (1,093,500)     (513,500)     (270,447)
                                                     -----------   -----------   -----------

Net increase (decrease) in cash ...................     (237,226)      115,936        75,922

Cash, beginning of year ...........................      359,021       243,085       167,163
                                                     -----------   -----------   -----------

Cash, end of year .................................  $   121,795   $   359,021   $   243,085
                                                     ===========   ===========   ===========

Supplemental cash flow information:
    Interest paid .................................  $ 1,983,350   $ 1,988,784   $ 1,846,022
                                                     ===========   ===========   ===========

Supplemental schedule of non-cash investing and financing activities:
---------------------------------------------------------------------

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

                                    UCV, L.P.
                       (a California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

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

    (c) Property and equipment and depreciation- Property and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the property and equipment (33 years for real property and 3-10 years for equipment). The depreciable basis of the property and equipment for tax purposes is essentially the same as the financial statement basis.

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

    (f) Deferred financing fees- Loan costs incurred in obtaining financing are amortized using the straight-line method over the term of the related loan.

    (g) Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

        Cash and restricted  cash - the carrying amount  reported in the balance
            sheet   approximates   the  fair  value  due  to  their   short-term
            maturities.

        Long-term debt - the carrying  value of long-term  debt  reported in the balance  sheet  approximates  the  fair  value  due to  the  average borrowing rates currently available for a similar note with equivalent remaining maturities.

    (h) Use of estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with general accepted accounting principles. Actual results could differ from these estimates.

    (i) Valuation impairment - The Partnership adopted the provisions of SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnership's previous method of accounting for impairment losses was similar to SFAS No. 121, therefore there was no impact on the Partnership's financial position or results of operations

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

2. Related party transactions:

    An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues. The fees were $110,731 in 1997, $107,813 in 1996, and $106,622 in
    1995. A general contractor that is an affiliate of a partner was paid $28,091 in 1997, $75,446 in 1996, and $41,722 in 1995 for roof repairs and other maintenance. The Partnership had been using an insurance agent, which was an affiliate of a partner, until the agent ceased operations in June 1995. The Partnership paid the following insurance premiums on policies brokered by this insurance agent: $4,183 in 1996 and $117,364 in 1995.

3. Long-term debt:

    On June 13, 1994, the Partnership obtained a $19,833,500 "all-inclusive-secured-promissory-note" whereby the new lender advanced $3,030,382 to the Partnership representing the difference between $19,833,500, the principal balance of the note, and the existing note payable (First Deed of Trust). The Partnership makes monthly payments of interest only at 10 percent per annum on $19,833,500 to the new lender. The new lender is obligated to use the proceeds of the Partnership's monthly payment to fund the monthly payment ($128,215 including principal and interest at 7-3/4 percent) on the First Deed of Trust, which has not been extinguished (balance of $16,081,321 at March 31, 1997) and matures on September 1, 1998. The all-inclusive-secured-promissory-note is due September 1, 1998 and is collateralized by a second deed of trust on the land, buildings and leases. In addition to a $9,000 monthly payment for a property tax reserve, the Partnership is also required to make monthly payments of $8,334 for a "capital replacement" reserve. The Partnership can make quarterly requests for reimbursement from this reserve for qualifying expenditures, regardless of whether they are capitalized or expensed. The balance of these two cash reserve accounts is classified as restricted cash.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                 SPORTS ARENAS, INC.


By (Signature and Title)     /s/ Harold S. Elkan
                            --------------------
                                 Harold S. Elkan, President & Director


 DATE:                                                      October 21, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          SIGNATURE                     TITLE                         DATE
 ------------------------     ---------------------------        -------------

 /s/ Steven R. Whitman     Chief Financial Officer, Director,   October 21, 1997
 ---------------------      and Principal Accounting Officer
     Steven R. Whitman



 /s/ Robert A. MacNamara   Director                             October 21, 1997
 -----------------------
     Robert A. MacNamara



 /s/ Patrick D. Reiley     Director                             October 21, 1997
 ---------------------
     Patrick D. Reiley