Form 10-Q/A
period 1997-09-30
SPORTS ARENAS INC
filed 1997-11-17
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 1997 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

        Balance Sheets as of September 30, 1997 and June 30, 1997 ..........1-2

        Statements of Operations for the Three Months
           Ended September 30, 1997 and 1996 ................................3

        Statements of Cash Flows for the Three Months
           Ended September 30, 1997 and 1996 ............................... 4

        Notes to Financial Statements .......................................5-6


Item 2.- Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................7-9



Part II - Other Information .................................................10


Signature ...................................................................11

                               SPORTS ARENAS, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS

                                              ASSETS

                                                               September 30,    June 30,
                                                                   1997           1997
                                                               -----------    -----------
                                                               (Unaudited)

Current assets:
Cash and cash equivalents ..................................   $   279,623    $   821,513
Current portion of notes receivable ........................        25,000         25,000
Current portion of notes receivable-affiliate ..............        50,000         50,000
Construction contract receivables ..........................       266,524        384,732
Other receivables ..........................................        49,778         82,972
Costs in excess of billings on uncompleted
contracts ..................................................        33,158         17,462
Inventories ................................................        82,148         89,118
Prepaid expenses ...........................................       199,733        138,583
                                                               -----------    -----------
Total current assets .......................................       985,964      1,609,380
                                                               -----------    -----------

Receivables due after one year:
Note receivable ............................................       710,702        728,838
Less deferred gain .........................................      (716,025)      (716,025)
Note receivable- Affiliate .................................       569,311        539,306
Note receivable- Other .....................................        30,067         35,477
                                                               -----------    -----------
                                                                   594,055        587,596
Less current portion .......................................       (75,000)       (75,000)
                                                               -----------    -----------
                                                                   519,055        512,596
                                                               -----------    -----------
Property and equipment, at cost:
Land .......................................................       678,000        678,000
Buildings ..................................................     2,461,327      2,461,327
Equipment and leasehold and tenant improvements ............     1,895,861      1,752,244
                                                               -----------    -----------
                                                                 5,035,188      4,891,571
Less accumulated depreciation and amortization .............    (1,391,876)    (1,291,861)
                                                               -----------    -----------
Net property and equipment .................................     3,643,312      3,599,710
                                                               -----------    -----------

Other assets:
Undeveloped land, at cost ..................................     1,665,643      1,665,643
Intangible assets, net .....................................       364,679        447,608
Investments ................................................     2,012,119      2,012,119
Other ......................................................        89,587         86,699
                                                               -----------    -----------
                                                                 4,132,028      4,212,069
                                                               -----------    -----------

                                                               $ 9,280,359    $ 9,933,755
                                                               ===========    ===========

                               SPORTS ARENAS, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                               September 30,      June 30,
                                                                    1997            1997
                                                               ------------    ------------
                                                                (Unaudited)

Current liabilities:
Assessment district obligation-in default ..................   $  2,149,880    $  2,097,982
Current portion of long-term debt ..........................        481,000         481,000
Notes payable, short-term ..................................        250,000         250,000
Accounts payable ...........................................        911,899         738,185
Accrued payroll and related expenses .......................         74,323         116,249
Accrued property taxes .....................................        432,778         408,784
Accrued interest ...........................................         27,531          29,353
Accrued frequent bowler program expense ....................         60,059          60,239
Other liabilities ..........................................        114,223         147,324
                                                               ------------    ------------
Total current liabilities ..................................      4,501,693       4,329,116
                                                               ------------    ------------

Long-term debt, excluding current portion ..................      3,990,291       4,061,987
                                                               ------------    ------------

Distributions received in excess of basis in investment ....     10,189,686      10,083,802
                                                               ------------    ------------

Tenant security deposits ...................................         25,549          27,847
                                                               ------------    ------------

Minority interest in consolidated subsidiary ...............      2,212,677       2,212,677
                                                               ------------    ------------

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency):
Common stock, $.01 par value, 50,000,000 shares
authorized, 27,250,000 shares issued and outstanding .......        272,500         272,500
Additional paid-in capital .................................      1,730,049       1,730,049
Accumulated deficit ........................................    (11,620,681)    (10,813,818)
                                                               ------------    ------------
                                                                 (9,618,132)     (8,811,269)
Less note receivable from shareholder ......................     (2,021,405)     (1,970,405)
                                                               ------------    ------------
Total shareholders' equity (deficiency) ....................    (11,639,537)    (10,781,674)
                                                               ------------    ------------

                                                               $  9,280,359    $  9,933,755
                                                               ============    ============








   See  accompanying  notes  to  consolidated  condensed  financial statements.

                             SPORTS ARENAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                          (Unaudited)

                                                                   1997           1996
                                                               -----------    -----------
Revenues:
Bowling ....................................................   $   621,104    $   990,498
Rental .....................................................        85,844        124,411
Construction ...............................................       760,120        666,705
Golf .......................................................        50,701           --
Other ......................................................        27,821         40,862
Other-related party ........................................        28,599         27,766
                                                               -----------    -----------
                                                                 1,574,189      1,850,242
                                                               -----------    -----------
Costs and expenses:
Bowling ....................................................       498,460        806,746
Rental .....................................................        60,805         54,696
Construction ...............................................       700,940        573,049
Golf .......................................................       130,085           --
Development ................................................        32,928         29,610
Selling, general, and administrative .......................       787,962        521,176
Depreciation and amortization ..............................       184,563        179,324
                                                               -----------    -----------
                                                                 2,395,743      2,164,601
                                                               -----------    -----------

Loss from operations .......................................      (821,554)      (314,359)
                                                               -----------    -----------

Other income (charges):
Investment income:
Related party ..............................................        61,973         56,257
Other ......................................................        33,323         13,623
Interest expense related to development activities .........       (51,898)       (68,620)
Interest expense and amortization of finance costs .........      (121,178)      (117,362)
Equity in income of investees ..............................        92,471         62,831
Gain on sale of bowling centers ............................          --        1,099,514
                                                               -----------    -----------
                                                                    14,691      1,046,243
                                                               -----------    -----------

Net income (loss) ..........................................      (806,863)       731,884
                                                               ===========    ===========

Per common share (based on weighted average shares outstanding):
  Net income (loss) ........................................      ($0.03)         $0.03
                                                                  =======        =======











     See accompanying notes to consolidated condensed financial statements.

                             SPORTS ARENAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                          (Unaudited)

                                                                   1997           1996
                                                               -----------    -----------
Cash flows from operating activities:
Net income (loss) ..........................................   ($  806,863)   $   731,884
Adjustments to reconcile net income (loss) to the
net cash provided (used) by operating activities:
Amortization of deferred financing costs and discount ......         5,865          8,130
Depreciation and amortization ..............................       184,563        179,324
Undistributed income of investees ..........................       (92,471)       (62,831)
Interest income accrued on note receivable from shareholder        (51,000)       (45,225)
Interest accrued on assessment district obligations ........        51,898         50,308
Gain on sale ...............................................          --       (1,099,514)
Changes in assets and liabilities:
Decrease in receivables ....................................       151,402         86,326
(Increase) decrease in costs in excess of billings .........       (15,696)        12,936
Decrease in inventories ....................................         6,970           --
Increase in prepaid expenses ...............................       (61,150)       (45,806)
Increase in accounts payable ...............................       173,714         14,251
Decrease in accrued expenses ...............................       (53,035)      (198,973)
Other ......................................................           685         20,110
                                                               -----------    -----------
Net cash used by operating activities ......................      (505,118)      (349,080)
                                                               -----------    -----------

Cash flows from investing activities:
Increase in notes receivable ...............................        (6,459)       (17,995)
Other capital expenditures .................................       (98,131)       (15,703)
Proceeds from sale of bowling centers ......................          --          985,246
Distributions from investees ...............................       185,000        111,524
                                                               -----------    -----------
Net cash provided by investing activities ..................        80,410      1,063,072
                                                               -----------    -----------

Cash flows from financing activities:
Scheduled principal payments ...............................      (117,182)      (265,299)
                                                               -----------    -----------
Net cash used by financing activities ......................      (117,182)      (265,299)
                                                               -----------    -----------

Net increase (decrease) in cash and equivalents ............      (541,890)       448,693
Cash and cash equivalents, beginning of year ...............       821,513      1,093,465
                                                               -----------    -----------
Cash and cash equivalents, end of year .....................   $   279,623    $ 1,542,158
                                                               ===========    ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
   Supplemental Schedule of Non-Cash Investing and Financing Activities:

Long-term debt of $45,486 was incurred to finance capital expenditures of $79,572 in 1997.



     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended September 30, 1997 and 1996, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                   September 30,      June 30,
                                                        1997            1997
                                                   ------------    ------------
       Accounted for on the equity method:
         Investment in UCV, L.P. ...............   $(10,189,686)   $(10,083,802)
         Vail Ranch Limited Partnership ........      1,974,193       1,974,193
                                                   ------------    ------------
                                                     (8,215,493)     (8,109,609)
         Less Investment in UCV, L.P. classified
          as liability- Distributions received
          in excess of basis in investment .....     10,189,686      10,083,802
                                                   ------------    ------------
                                                      1,974,193       1,974,193
                                                   ------------    ------------

       Accounted for on the cost basis:
         All Seasons Inns, La Paz ..............         37,926          37,926
                                                   ------------    ------------

            Total investments ..................   $  2,012,119    $  2,012,119
                                                   ============    ============

      The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                          1997      1996
                                        -------   -------
       UCV, L.P. ....................   $92,471   $62,831
       Vail Ranch Limited Partnership      --        --
                                        -------   -------
                                        $92,471   $62,831
                                        =======   =======
     The Company received cash distributions of $185,000 from UCV, L.P. in 1997 and $83,500 from UCV, L.P. and $28,024 from Vail Ranch Limited Partners in 1996.

   (b) Investment in UCV, L.P.

      The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the three-month periods ended June 30, 1997 and 1996 are as follows:

                                      1997         1996
                                   ----------   ----------
       Revenues ................   $1,117,000   $1,067,000
       Operating and general and
         administrative costs ..      360,000      368,000
       Depreciation ............       48,000       49,000
       Interest expense ........      524,000      524,000
       Net income ..............      185,000      126,000

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


4. Contingencies:

   (a)Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 33 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last five years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,361,949 regarding delinquent assessment district payments ($941,656) and property taxes ($420,293).

      The principal balance of the allocated portion of the assessment district bonds ($1,208,224), and delinquent principal, interest and penalties ($941,656 at September 30, 1997 and $889,758 at June 30, 1997) are
      classified  as  "Assessment   district  obligation-  in  default"  in  the
      consolidated balance sheet. In addition, accrued property taxes in the balance sheet include $420,293 at September 30, 1997 and $399,140 at June 30, 1997 of delinquent property taxes and late fees related to the 33-acre parcel.

      In November 1993, the City of Temecula adopted a general development plan that designated the property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively downzoned OVP's property from a "commercial" to "professional office" use. The property is subject to Assessment District liens that were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of Assessment District costs. OVP has filed suit against the City of Temecula claiming that the City's adoption of a general plan as a means of effectively re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to downzone the property, the value of the property may be significantly impaired.


   (b)The Company is involved in other various routine litigation and disputes incident to its business. In the management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

5. Significant Events:

   The Company's $300,000 line of credit expired on November 1, 1997 and was not renewed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $945,556 at September 30, 1997, which is a $722,942 increase from the similarly calculated working capital deficit of $222,614 at June 30, 1997. The increase in the working capital deficit is attributable to the cash used by operating activities for the three months ended September 30, 1997. The following is a schedule of the cash provided (used) before changes in assets and liabilities segregated by business segments:

                                           1997           1996         Change
                                      -----------    -----------    -----------
Bowling ...........................   $  (153,000)   $  (183,000)   $    30,000
Rental ............................        43,000         46,000         (3,000)
Construction ......................       (26,000)        29,000        (55,000)
Golf ..............................      (480,000)          --         (480,000)
Development .......................       (35,000)       (50,000)        15,000
General corporate expense and other       (57,000)       (80,000)        23,000
                                      -----------    -----------    -----------
Cash provided (used) by operations       (708,000)      (238,000)      (470,000)
Capital expenditures, net of
  financing .......................       (98,000)       (16,000)       (82,000)
Principal payments on long-term
  debt ............................      (117,000)      (755,000)       638,000
                                      -----------    -----------    -----------
Cash used .........................      (923,000)    (1,009,000)        86,000
                                      -----------    -----------    -----------

Distributions received from
  investees .......................       185,000        250,000        (65,000)
Proceeds from sale of assets ......          --          985,000       (985,000)

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The County of Riverside has obtained judgments for the defaults in assessment district payments and property taxes. The amount due to cure the judgments as of September 30, 1997 is $1,362,000. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temecula to effectively downzone the property. As a result of the judgments and the attempts to downzone the property, the recoverability of the carrying value of this property is uncertain.

UCV, L.P. (UCV) is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units. UCV has commenced seeking new short-term financing for the property in an amount up to
$25,000,000,  which if  obtained  would  provide  sufficient  funds for  funding redevelopment planning costs over the next 18 months and for funding distributions to the partners of approximately $2,000,000 each. UCV estimates the annual debt service on the new financing will not exceed its current level of debt service as a result of a reduction in the annual interest rate from 10 percent to current rates of approximately 7-3/4 percent

The Company is in the process of entering into a short-term loan agreement with Loma Palisades, Ltd. (Loma), an affiliate of the Company's partner in UCV, whereby Loma will lend the Company up to $800,000. The loan will bear interest at "Wall Street" prime rate plus 1 percent on the amounts drawn. Interest is payable monthly and the principal is due within 30 days of demand and the agreement will expire upon consummation of new financing for UCV.

Management estimates a cash flow deficit of $550,000 to $600,000 for the remaining three quarters in the year ending June 30, 1998 from operating activities after adding estimated distributions from UCV ($300,000) and Vail Ranch Limited Partners ($100,000) and deducting capital expenditures and scheduled principal payments on long-term debt. The Company believes the cash at September 30, 1997 plus the proceeds from the short-term loan and the refinancing of UCV will be sufficient to fund the cash flow deficit for the remaining year. This analysis does not include consideration of the following due to their uncertainty: any distributions the Company may receive from Vail Ranch Limited Partners related to proceeds from a potential sale or refinancing; or, any payments made on delinquent or current property taxes and assessments on undeveloped land.

                              RESULTS OF OPERATIONS
                              ---------------------

The following is a summary of the comparison of the results of operations of the three months ended September 30, 1997 to the same period in 1996:

                                                   Real Estate   Real Estate     Con-                     Unallocated
                                       Bowling      Operation    Development   struction       Golf         And Other      Totals
                                       -------      ---------    -----------   ---------       ----         ---------      ------
Revenues .........................  $  (369,394)  $     2,351          --     $    93,415   $    50,701   $   (12,208)  $  (235,135)
Costs ............................     (308,286)        6,109         3,318       127,891       130,085          --         (40,883)
SG&A-direct ......................      (63,372)         --            --          12,943       360,752        (2,619)      307,704
SG&A-allocated ...................      (26,555)       (1,000)         --           7,000        32,000       (11,445)         --
Depreciation and amortization ....      (18,098)        3,460          --              24        16,949         2,904         5,239
Impairment losses ................         --            --            --            --            --            --            --
Interest expense .................       (2,948)         (322)      (16,648)          (97)        8,175        (1,066)      (12,906)
Equity in investees ..............         --          29,640          --            --            --            --          29,640
Reversal of accrued liability ....         --            --            --            --            --            --            --
Gain (loss) on disposition .......   (1,099,514)         --            --            --            --            --      (1,099,514)
Segment profit (loss) ............   (1,049,649)       23,744        13,330       (54,346)     (497,260)           18    (1,564,163)
Investment income ................                                                                                           25,416
Net loss .........................                                                                                       (1,538,747)

BOWLING OPERATIONS:

On August 7, 1996, the Company sold its three bowling centers located in Georgia and then on December 15, 1996, the Company sold the video game operations that were located in the two San Diego bowling centers. The Company has no plans to sell the two remaining bowling centers.

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the three months ended September 30, 1997 compared to 1996:

                                             Georgia     Video
                                              Bowls       Games       Other     Combined
                                              -----       -----       -----     --------
Revenues ................................   (331,961)    (15,194)    (22,239)   (369,394)
Bowl costs ..............................   (260,183)     (8,604)    (39,499)   (308,286)
Selling, general & administrative:
  Direct ................................    (89,174)       --        25,802     (63,372)
  Allocated .............................    (28,953)       --         2,398     (26,555)
Depreciation ............................    (18,487)       --           389     (18,098)
Interest expense ........................     (7,511)     (1,162)      5,725      (2,948)
Segment profit before gain on sale ......     72,347      (5,428)    (17,054)     49,865


The following is a comparison of operations of the two remaining bowling centers:

Bowling revenues decreased by 3-1/% in 1997 due to a 5% decline in the average price per game bowled. The number of games bowled remained the same, however shoe rental income decreased by approximately $8,000 or 18% of shoe rentals. These declines are likely due to the an increase in the use of lane rental for open bowling whereby bowlers pay an hourly rate for use of a lane regardless of the number of games bowled. This results in more games bowled at a lower average rate.

Bowl costs decreased by $39,000 or 7% primarily due to the timing of bowling pin purchases and lane resurfacing that either occurred in a different period in the prior year or had been deferred.

Selling, general and administrative expense directly related to the bowling segment increased by $26,000 or 19% primarily due to an $18,000 increase in promotion expense. This change primarily relates to a credit recorded in 1996 when the Company discontinued its frequent bowler program. These costs otherwise increased by $8,000 primarily attributable to the Company hiring a full time outside marketer to serve both bowling centers.

Interest expense increased by $5,725 in 1997 primarily due to a $9,800 credit recorded in 1996 related to the discounted payoff of a note payable.

RENTAL OPERATIONS:

There were no significant changes to the components of the rental segment in the period ended September 30, 1997 except for the $29,640 increase in the equity in income of UCV. The income of UCV increased primarily due to a $50,000 increase in revenues which was attributable to a 3% increase in rent rates and a decrease in the vacancy rate from 2.7% to 1.4%.

CONSTRUCTION OPERATIONS:

Construction revenues increased by $93,416 (14%) because of the Company's continued success in bidding for large tenant improvement contracts of $75,000 and higher. However, costs as a percentage of construction revenues increased from 86% in 1996 to 92% in 1997. This increase is attributable to the Company bidding larger jobs at lower profit margins and that one job over $200,000 in 1997 had costs equal to 99 percent of the contract amount. This job incurred unexpected costs that could not be passed on to the customer. Selling, general and administrative costs related to the construction segment did not change significantly.

REAL ESTATE DEVELOPMENT OPERATIONS:

Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners. This interest expense decreased by $16,722 due to the payment of a $340,000 note payable in April 1997.

GOLF OPERATIONS:

Sales during the three months ended September 30, 1997 continued to be insignificant because the Company has not yet developed sales with golf club manufacturers or distributors. The sales were principally to custom golf shops. Golf costs consisted of costs of sales and manufacturing overhead of $95,000 and research and development costs of $35,000. SG&A related to the golf segment consisted of marketing and promotion expenses of $245,000 and other administrative costs of $106,000. Corporate SG&A allocated to the Golf segment totaled $32,000. The Company expects that it will be another three to nine months before the Company is able to develop sales with these types of customers.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

         As of September 30, 1997, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1997.


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




      SPORTS ARENAS, INC.



      By:  /s/ Harold S. Elkan
      ---  -------------------
                  Harold S. Elkan, President and Director


      Date:   November 14, 1997
      -----   -----------------




      By:  /s/ Steven R. Whitman
      --- ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



      Date: November 14, 1997
      ----  -----------------