Form 10-Q/A
period 1997-12-31
SPORTS ARENAS INC
filed 1998-02-17
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of January 31, 1998 was 27,250,000 shares.

                                 SPORTS ARENAS, INC.

                                      FORM 10-Q

                           QUARTER ENDED DECEMBER 31, 1997

                                        INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of December 31, 1997 and June 30, 1997 .........   1-2

      Statements of Operations for the Three Months
            Ended December 31, 1997 and 1996............................    3

      Statements of Operations for the Six Months
            Ended December 31, 1997 and 1996............................    4

      Statements of Cash Flows for the Six Months
            Ended December 31, 1997 and 1996............................    5

      Notes to Financial Statements.....................................   6-8


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   9-12



Part II - Other Information.............................................    13


Signature...............................................................    14

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS

                                                       December 31,     June 30,
                                                            1997         1997
                                                       ------------   -----------
                                                        (Unaudited)
Current assets:
   Cash and cash equivalents .......................   $   138,135    $   821,513
   Current portion of notes receivable .............        25,000         25,000
   Current portion of notes receivable-affiliate ...        50,000         50,000
   Construction contract receivables ...............       300,175        384,732
   Other receivables ...............................        41,370         82,972
   Costs in excess of billings on
     uncompleted contracts .........................          --           17,462
   Inventories .....................................       104,077         89,118
   Prepaid expenses ................................       242,709        138,583
                                                       -----------    -----------
      Total current assets .........................       901,466      1,609,380
                                                       -----------    -----------

Receivables due after one year:
   Note receivable .................................       710,702        728,838
   Less deferred gain ..............................      (716,025)      (716,025)
   Note receivable- Affiliate ......................       501,797        539,306
   Note receivable- Other ..........................        24,521         35,477
                                                       -----------    -----------
                                                           520,995        587,596
   Less current portion ............................       (75,000)       (75,000)
                                                       -----------    -----------
                                                           445,995        512,596
                                                       -----------    -----------
Property and equipment, at cost:
   Land ............................................       678,000        678,000
   Buildings .......................................     2,461,327      2,461,327
   Equipment and leasehold and tenant improvements .     1,969,131      1,752,244
                                                       -----------    -----------
                                                         5,108,458      4,891,571
      Less accumulated depreciation and amortization    (1,480,670)    (1,291,861)
                                                       -----------    -----------
       Net property and equipment ..................     3,627,788      3,599,710
                                                       -----------    -----------

Other assets:
   Undeveloped land, at cost .......................     1,665,643      1,665,643
   Intangible assets, net ..........................       381,313        447,608
   Investments .....................................     1,922,891      2,012,119
   Other ...........................................        91,203         86,699
                                                       -----------    -----------
                                                         4,061,050      4,212,069
                                                       -----------    -----------

                                                       $ 9,036,299    $ 9,933,755
                                                       ===========    ===========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                       December 31,      June 30,
                                                            1997           1997
                                                       ------------    -----------
                                                        (Unaudited)
Current liabilities:
   Assessment district obligation-in default .....     $  2,208,904   $  2,097,982
   Current portion of long-term debt .............          422,000        481,000
   Notes payable, short-term .....................          650,000        250,000
   Accounts payable ..............................          837,296        738,185
   Accrued payroll and related expenses ..........           49,765        116,249
   Accrued property taxes ........................          438,754        408,784
   Accrued interest ..............................           29,396         29,353
   Accrued frequent bowler program expense .......           60,059         60,239
   Other liabilities .............................          191,934        147,324
                                                       ------------   ------------
      Total current liabilities ..................        4,888,108      4,329,116
                                                       ------------   ------------

Long-term debt, excluding current portion ........        3,921,721      4,061,987
                                                       ------------   ------------

Distributions received in excess
   of basis in investment ........................       10,337,012     10,083,802
                                                       ------------   ------------

Tenant security deposits .........................           26,148         27,847
                                                       ------------   ------------

Minority interest in consolidated subsidiary .....        2,212,677      2,212,677
                                                       ------------   ------------

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
authorized,
     27,250,000 shares issued and outstanding ....          272,500        272,500
   Additional paid-in capital ....................        1,730,049      1,730,049
   Accumulated deficit ...........................      (12,279,511)   (10,813,818)
                                                       ------------   ------------
                                                        (10,276,962)    (8,811,269)
   Less note receivable from shareholder .........       (2,072,405)    (1,970,405)
                                                       ------------   ------------
     Total shareholders' equity (deficiency) .....      (12,349,367)   (10,781,674)
                                                       ------------   ------------

                                                       $  9,036,299   $  9,933,755
                                                       ============   ============








        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (Unaudited)

                                                              1997         1996
                                                              ----         ----
Revenues:
   Bowling ..........................................   $   694,538    $   677,310
   Rental ...........................................       122,164        127,733
   Construction .....................................       601,365      1,093,999
   Golf .............................................        33,202           --
   Other ............................................        24,867         20,970
   Other-related party ..............................        28,284         27,664
                                                        -----------    -----------
                                                          1,504,420      1,947,676
                                                        -----------    -----------
Costs and expenses:
   Bowling ..........................................       499,834        450,862
   Rental ...........................................        60,558         64,267
   Construction .....................................       510,799        986,776
   Golf .............................................       127,933           --
   Development ......................................        40,770         37,849
   Selling, general, and administrative .............       804,592        451,477
   Depreciation and amortization ....................        87,108        160,401
                                                        -----------    -----------
                                                          2,131,594      2,151,632
                                                        -----------    -----------

Loss from operations ................................      (627,174)      (203,956)
                                                        -----------    -----------

Other income (charges):
   Investment income:
     Related party ..................................        61,830         57,573
     Other ..........................................           683         52,193
   Interest expense related to development activities       (59,024)       (68,692)
   Interest expense and amortization of finance costs      (121,174)      (129,657)
   Equity in income of investees ....................        86,029         64,616
   Gain on sale, other ..............................          --           55,000
   Gain on sale of bowling centers ..................          --             --
                                                        -----------    -----------
                                                            (31,656)        31,033
                                                        -----------    -----------

Net loss ............................................      (658,830)      (172,923)
                                                        ===========    ===========

Per common share (based on weighted average shares outstanding):
   Net loss .........................................      ($0.02)     ($0.01)
                                                           ======      ======











        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (Unaudited)

                                                            1997           1996
                                                            ----           ----
Revenues:
   Bowling ..........................................   $ 1,315,642    $ 1,667,808
   Rental ...........................................       247,843        252,144
   Construction .....................................     1,361,485      1,760,704
   Golf .............................................        83,903           --
   Other ............................................        52,688         61,832
   Other-related party ..............................        56,883         55,430
                                                        -----------    -----------
                                                          3,118,444      3,797,918
                                                        -----------    -----------
Costs and expenses:
   Bowling ..........................................       998,294      1,257,608
   Rental ...........................................       121,363        118,963
   Construction .....................................     1,211,739      1,559,825
   Golf .............................................       258,018           --
   Development ......................................        73,698         67,459
   Selling, general, and administrative .............     1,632,389        972,653
   Depreciation and amortization ....................       271,671        339,725
                                                        -----------    -----------
                                                          4,567,172      4,316,233
                                                        -----------    -----------

Loss from operations ................................    (1,448,728)      (518,315)
                                                        -----------    -----------

Other income (charges):
   Investment income:
     Related party ..................................       123,803        113,831
     Other ..........................................        34,006         65,815
   Interest expense related to development activities      (110,922)      (137,312)
   Interest expense and amortization of finance costs      (242,352)      (247,019)
   Equity in income of investees ....................       178,500        127,447
   Gain on sale, other ..............................          --           55,000
   Gain on sale of bowling centers ..................          --        1,099,514
                                                        -----------    -----------
                                                            (16,965)     1,077,276
                                                        -----------    -----------

Net income (loss) ...................................    (1,465,693)       558,961
                                                        ===========    ===========

Per common share (based on weighted average shares outstanding):
   Net income (loss)                                       ($0.05)       $0.02
                                                           ======        =====












        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (Unaudited)

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income (loss) .................................   ($1,465,693)   $   558,961
  Adjustments to reconcile net income (loss) to the
    net cash provided (used) by operating activities:
      Amortization of deferred financing
        costs and discount ..........................        11,728         16,135
      Depreciation and amortization .................       271,671        339,725
      Undistributed income of investees .............      (178,500)      (127,447)
      Interest income accrued on note
        receivable from shareholder .................      (102,000)       (90,450)
      Interest accrued on assessment
        district obligations ........................       110,922        108,476
      Gain on sale ..................................          --       (1,154,514)
    Changes in assets and liabilities:
      Decrease in receivables .......................       126,159        298,174
     (Increase) decrease in costs in
        excess of billings ..........................        39,445         71,940
      Decrease in inventories .......................       (14,959)          --
      Increase in prepaid expenses ..................      (104,126)       (48,975)
      Increase in accounts payable ..................        99,111       (359,617)
      Decrease in accrued expenses ..................       (14,024)      (350,856)
      Other .........................................         5,962         26,807
                                                        -----------    -----------
        Net cash used by operating activities .......    (1,214,304)      (711,641)
                                                        -----------    -----------

Cash flows from investing activities:
   Increase in notes receivable .....................        66,601        265,289
   Other capital expenditures .......................      (200,151)       (31,185)
   Proceeds from sale of bowling centers ............          --        2,045,891
   Proceeds from sale of other ......................        15,000         10,000
   Other ............................................          --             (648)
   Contributions to investees .......................          --          (30,000)
   Distributions from investees .....................       494,228        380,884
                                                        -----------    -----------
        Net cash provided by investing activities ...       375,678      2,640,231
                                                        -----------    -----------

Cash flows from financing activities:
   Scheduled principal payments .....................      (244,752)      (690,549)
   Proceeds from short term debt ....................       400,000           --
   Other ............................................          --             (750)
                                                        -----------    -----------
        Net cash used by financing activities .......       155,248       (691,299)
                                                        -----------    -----------

Net increase (decrease) in cash and equivalents .....      (683,378)     1,237,291
Cash and cash equivalents, beginning of year ........       821,513      1,093,465
                                                        -----------    -----------
Cash and cash equivalents, end of year ..............   $   138,135    $ 2,330,756
                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Long-term debt of $45,486 was incurred to finance capital expenditures of $79,572 in 1997.


        See accompanying notes to consolidated condensed financial statements.

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997 AND 1996
                                     (Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended December 31, 1997 and 1996, are not necessarily indicative of operations for the entire year.

3. Investments:

(a)  Investments consist of the following:
                                                  December 31,     June 30,
                                                      1997           1997
                                                 ------------   ------------
   Accounted for on the equity method:
     Investment in UCV, L.P. ..................  $(10,337,012)  $(10,083,802)

     Vail Ranch Limited Partnership ...........     1,884,965      1,974,193
                                                 ------------   ------------
                                                   (8,452,047)    (8,109,609)
     Less Investment in UCV, L.P. classified
        as liability-
       Distributions received in excess of
        basis in investment ...................    10,337,012     10,083,802
                                                 ------------   ------------
                                                    1,884,965      1,974,193
                                                 ------------   ------------
   Accounted for on the cost basis:
     All Seasons Inns, La Paz .................        37,926         37,926
                                                 ------------   ------------

        Total investments .....................  $  1,922,891   $  2,012,119
                                                 ============   ============

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:

                                         1997      1996
                                       --------  --------
       UCV, L.P. ....................  $178,500  $127,447
       Vail Ranch Limited Partnership      --        --
                                       --------  --------
                                       $178,500  $127,447
                                       ========  ========

     The following is a summary of distributions received from investees:
                                         1997      1996
                                       --------  --------
       UCV, L.P. ....................  $405,000  $273,500
       Vail Ranch Limited Partnership    89,228   107,384
                                       --------  --------
                                       $494,228  $380,884
                                       ========  ========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the six-month periods ended September 30, 1997 and 1996 are as follows:


                                    1997        1996
                                 ----------  ----------
     Revenues .................  $2,250,000  $2,160,000
     Operating and general and      744,000     752,000
           administrative costs
     Depreciation .............      95,000      98,000
     Interest expense .........   1,054,000   1,054,000
     Net income ...............     357,000     255,000

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31 1997 AND 1996
                                     (Unaudited)

(c)  Investment in Vail Ranch Limited Partners:

     On January 1, 1998, Vail Ranch Limited Partners (VRLP) sold the developed portion of the development for $9,500,000 to Excel Realty Trust, Inc. (Excel). In addition, VRLP entered into a joint venture agreement with
     Excel to develop the remaining 13 acres for which VRLP will receive a $1,000,000 distribution from the new joint venture upon execution of the joint venture agreement, which is expected in February 1998. VRLP is in the process of determining the total distributions to be made from the sale proceeds, however, the Company received a partial distribution of $1,286,600 in January 1998. VRLP estimates that the Company will receive an additional $700,000 in February when the final distributions from the sales proceeds are calculated.

4. Contingencies:

(a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 33 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last five years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,467,976 regarding delinquent assessment district payments ($1,024,542) and property taxes ($443,434).

     The principal balance of the allocated portion of the assessment district bonds ($1,184,362 at December 31, 1997 and $1,208,224 at June 30, 1997),
     and delinquent principal, interest and penalties ($1,024,542 at December 31, 1997 and $889,758 at June 30, 1997) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet include $443,434 at December 31, 1997 and $399,140 at June 30, 1997 of delinquent property taxes and late fees related to the 33-acre parcel.

     In November 1993, the City of Temecula adopted a general development plan that designated the property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned OVP's property from a "commercial" to "professional office" use. The property is subject to Assessment District liens that were allocated in 1989 based on a higher "commercial" use. Since the Assessment District liens are not subject to reapportionment as a result of re-zoning, a
     "professional office' use is not economically feasible due to the disproportionately high allocation of Assessment District costs. OVP has filed suit against the City of Temecula claiming that the City's adoption of a general plan as a means of effectively re-zoning the property is invalid. Additionally, OVP is claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.


(b) The Company is involved in other various routine litigation and disputes incident to its business. In the management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31 1997 AND 1996
                                     (Unaudited)

5. Significant Events:

(a) Short term debt: The Company's $300,000 line of credit expired on November 1, 1997 and was not renewed. In November 1997, the Company entered into a short-term loan agreement with Loma Palisades, Ltd. (Loma), an affiliate of the Company's partner in UCV, whereby Loma will lend the Company up to $800,000. The loan bears interest at "Wall Street" prime rate plus 1 percent on the amounts drawn. Interest is payable monthly , the principal is due within 30 days of demand and the agreement will expire upon consummation of new financing for UCV. As of December 31, 1997, the Company had borrowed $450,000 of which $250,000 was repaid in January 1998.

(b) Effective January 1, 1998, the Company sold its wholly owned subsidiary, Ocean West Builders, Inc. (OWB), to Michael Assof, OWB's president, for approximately $70,000 cash. The sale price is subject to adjustment based on the profits realized on jobs in progress at December 31, 1997. The following is a summary of the results of OWB's operations for the three and six month periods ended December 31, 1997 and 1996:

                              Three Months             Six Months
                              ------------             ----------
                           1997        1996        1997        1996
                           ----        ----        ----        ----
     Revenues .........  601,365   1,093,999    1,361,485    1,760,704
     Construction costs  510,799     986,776    1,211,739    1,559,825
     Selling, general &
      administrative:
        Direct ........   65,986     100,393      123,647      145,111
        Allocated .....   17,000      43,000       44,000       63,000
     Depreciation .....    2,555       1,614        4,193        3,228
     Interest .........      657         397          980          817
     Net income (loss)     4,368     (38,181)     (23,074)     (11,277)

     The following is a summary of the assets and liabilities of OWB included in the consolidated financial statements at June 30, 1997 and December 31, 1997:

                                              June 30   December 31
                                              -------   -----------
     Cash .................................    84,995     37,471
     Accounts receivable ..................   399,460    309,022
     Costs in excess of billings ..........    17,462    (21,983)
     Prepaid expense ......................    14,277     13,553
     Equipment ............................    35,117     44,041
       Accumulated depreciation ...........   (17,348)    (6,687)
     Accounts payable .....................   325,675    260,446
     Accrued expenses .....................    40,162     29,286
     Note payable .........................    11,052     19,007
     Advances from parent .................   134,829     68,829
     Accumulated deficit ..................    22,245     (2,151)

     The Company will continue to provide administrative services to OWB and receive a fee based on an allocation of its corporate overhead.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                           Liquidity and Capital Resources
                           -------------------------------

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $1,334,304 at December 31, 1997, which is a $1,111,690 increase from the similarly calculated working capital deficit of $222,614 at June 30, 1997. The increase in the working capital deficit is attributable to the cash used by operating activities for the six months ended December 31, 1997. The following is a schedule of the cash provided (used) before changes in assets and liabilities segregated by business segments:

                                      1997         1996       Change
                                   ----------   ----------   ----------
     Bowling ....................    (209,000)    (207,000)      (2,000)
     Rental .....................      84,000       82,000        2,000
     Construction ...............     (19,000)      (8,000)     (11,000)
     Golf .......................    (981,000)        --       (981,000)
     Development ................     (78,000)    (100,000)      22,000
     General corporate expense
       and other ................    (149,000)    (116,000)     (33,000)
                                   ----------   ----------   ----------
     Cash provided (used) by
       operations ...............  (1,352,000)    (349,000)  (1,003,000)
     Capital expenditures, net
       of financing .............    (200,000)     (31,000)    (169,000)
     Principal payments on
       long-term  debt ..........    (245,000)    (691,000)     446,000
                                   ----------   ----------   ----------
     Cash used ..................  (1,797,000)  (1,071,000)    (726,000)
                                   ----------   ----------   ----------

     Distributions received
       from  investees ..........     494,000      381,000      113,000
     Proceeds from sale of assets      15,000    2,056,000   (2,041,000)

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The County of Riverside has obtained judgments for the defaults in assessment district payments and property taxes. The amount due to cure the judgments as of December 31, 1997 is $1,467,000. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temecula to effectively down-zone the property. As a result of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

UCV, L.P. (UCV) is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units. UCV has commenced seeking new short-term financing for the property in an amount up to
$25,000,000,  which if  obtained  would  provide  sufficient  funds for  funding redevelopment planning costs over the next 18 months and for funding distributions to the partners of approximately $2,000,000 each. UCV estimates the annual debt service on the new financing will not exceed its current level of debt service as a result of a reduction in the annual interest rate from 10 percent to current rates of approximately 7-1/2 percent.

The Company entered into a short-term  loan agreement with Loma Palisades,  Ltd.
(Loma), an affiliate of the Company's partner in UCV, whereby Loma will lend the Company up to $800,000. The loan bears interest at "Wall Street" prime rate plus 1 percent on the amounts drawn. Interest is payable monthly and the principal is due within 30 days of demand and the agreement will expire upon consummation of new financing for UCV.

On January 1, 1998, Vail Ranch Limited Partners (VRLP) sold the developed portion of the development for $9,500,000 to Excel Realty Trust, Inc. (Excel). In addition, VRLP entered into a joint venture agreement with Excel to develop the remaining 13 acres for which VRLP will receive a $1,000,000 distribution from the new joint venture upon execution of the joint venture agreement, which is expected in February 1998. VRLP is in the process of determining the total distributions to be made from the sale proceeds, however, the Company received a partial distribution of $1,286,600 in January 1998. The Company estimates that it will receive an additional $700,000 from the sales proceeds. In accordance with the partnership agreement for Old Vail Partners (OVP), the Company paid $400,000 to OVP's limited partner in February 1998. The limited partner will be entitled up to an additional $120,000 when the Company receives the remainder of the distribution from VRLP.

Management estimates negative cash flow of $50,000 to $100,000 for the remaining two quarters in the year ending June 30, 1998 from operating activities after adding estimated distributions from UCV ($99,000) and Vail Ranch Limited Partners ($1,466,000 net of distribution to OVP limited partner) and deducting capital expenditures and scheduled principal payments on long-term debt and short-term debt. The Company believes the cash at December 31, 1997 plus the proceeds from the short-term loan and the refinancing of UCV will be sufficient to fund the cash flow deficit for the remaining year.


                                Results of Operations
                                ---------------------

The following is a summary of the comparison of the results of operations of the six and three-month periods ended December 31, 1997 to the same period in 1996:

                                   Real       Real                             Unallocated
                                  Estate     Estate     Constr-                   And
                       Bowling  Operation  Development  uction        Golf        Other       Totals
                       -------  ---------  -----------  ------        ----        -----       ------
Six Months Ended
----------------
Revenues ..........    (352,166)   (4,301)      --     (399,219)      83,903   $  (7,691)    (679,474)
Costs .............    (259,314)    2,400      6,239   (348,086)     258,018        --       (340,743)
SG&A-direct .......     (32,039)     --         --      (21,464)     730,004     (16,765)     659,736
SG&A-allocated ....     (41,127)   (5,000)      --      (19,000)      61,000       4,127         --
Depreciation and
  amortization ....    (117,857)    4,763       --          965       37,321       6,754      (68,054)
Interest expense ..     (20,988)     (654)   (26,442)       163       15,901         963      (31,057)
Equity in investees        --      51,053       --         --           --          --         51,053
Gain (loss) on
  disposition .....  (1,154,514)     --         --         --           --          --     (1,154,514)
Segment profit
  (loss) ..........  (1,035,355)   45,243     20,203    (11,797)  (1,018,341)     (2,770)  (2,002,817)
Investment income .                                                                           (21,837)
Net loss ..........                                                                        (2,024,654)

Three Months Ended
------------------
Revenues ..........      17,228    (5,569)      --     (492,634)      33,202       4,517     (443,256)
Costs .............      48,972    (3,709)     2,921   (475,977)     127,933        --       (299,860)
SG&A-direct .......      31,333      --         --      (34,407)     369,252     (13,063)     353,115
SG&A-allocated ....     (14,572)   (4,000)      --      (26,000)      29,000      15,572         --
Depreciation and
  amortization ....     (99,759)    1,303       --          941       20,372       3,850      (73,293)
Interest expense ..     (18,040)     (332)    (9,794)       260        7,726       2,029      (18,151)
Equity in investees        --      21,413       --         --           --          --         21,413
Gain (loss) on
  disposition .....     (55,000)     --         --         --           --          --        (55,000)
Segment profit
  (loss) ..........      14,294    22,582      6,873     42,549     (521,081)     (3,871)    (438,654)
Investment income .                                                                           (47,253)
Net loss ..........                                                                          (485,907)

BOWLING OPERATIONS:
-------------------
On August 7, 1996, the Company sold its three bowling centers located in Georgia and then on December 15, 1996, the Company sold the video game operations that were located in the two San Diego bowling centers. The Company has no plans to sell the two remaining bowling centers located in San Diego.

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the six and three-month periods ended December 31, 1997 compared to 1996:

                              Georgia      Video    California
                               Bowls       Games      Bowls      Combined
                               -----       -----      -----      --------
     Six Months:
     -----------
     Revenues ............   (332,787)    (25,603)      6,224    (352,166)
     Bowl costs ..........   (253,846)    (16,985)     11,517    (259,314)
     Selling, general & administrative:
       Direct ............    (87,679)       --        55,640     (32,039)
       Allocated .........    (33,296)       --        (7,831)    (41,127)
     Depreciation ........    (18,488)       --       (99,369)   (117,857)
     Interest expense ....    (20,301)     (2,355)      1,668     (20,988)
     Segment profit before
        gain on sale .....     80,823      (6,263)     44,599     119,159

     Three Months:
     -------------
     Revenues ............       (826)    (10,409)     28,463      17,228
     Bowl costs ..........      6,337      (8,381)     51,016      48,972
     Selling, general & administrative:
       Direct ............      3,116        --        28,217      31,333
       Allocated .........       --          --       (14,572)    (14,572)
     Depreciation ........       --          --       (99,759)    (99,759)
     Interest expense ....    (12,790)     (1,193)     (4,057)    (18,040)
     Segment profit before
        gain on sale .....      2,511        (835)     67,618      69,294

The following is a comparison of operations of the two remaining bowling centers in California:

Although bowling revenues remained relatively flat in the six-month period, they increased 4% in the three-month period due to a 20% increase in revenues from open play. This increase was partially offset by a 4% decline in league play. Revenues from open play for the six-month period were 10% higher than the prior year, but declines in league play (4%) offset most of this increase in the six-month period.

Bowl costs increased by $12,000 (1%) and $51,000 (12%) in the six and three month periods, respectively. The increase in the three-month period primarily related to: a $16,000 increase in payroll and $28,000 of pin purchases and lane maintenance that occurred in a different quarter in 1996

Selling, general and administrative expense directly related to the bowling segment increased by $56,000 (21%) and $28,000 (21%) in the six and three month periods respectively. The increases are primarily related to increases of $36,000 and $18,000 in promotion expense in the six and three month periods respectively. The increase in the six-month period primarily relates to a $17,000 credit recorded in first quarter of 1996 when the Company discontinued its frequent bowler program. These costs otherwise increased primarily due to the Company hiring a full time outside marketer to serve both bowling centers.

Depreciation expense decreased by $99,000 in the three and six month periods due to equipment and goodwill acquired in 1983, when the bowls were purchased, becoming fully depreciated during the periods.

RENTAL OPERATIONS:
------------------
There were no significant changes to the components of the rental segment in the six and three-month periods ended December 31, 1997 except for the $51,053 and $21,413 increases in the equity in income of UCV for the six and three month periods, respectively. The income of UCV increased primarily due to a $91,000 and $40,000 increase in revenues in the six and three-month periods, respectively, which were attributable to a 2% increase in rent rates and a decrease in the vacancy rate from 2.7% to 1.4%.

CONSTRUCTION OPERATIONS:
------------------------
Construction revenues decreased by $399,219 and $492,634 in the six and three-month periods, respectively, because of an unusually large amount of contracts completed in the previous year. Construction costs also decreased by $348,086 and $475,977 in the six and three-month periods, respectively, due to the decrease in contract revenues. Costs as a percentage of construction revenues were 89% in the six-month periods ended in 1997 and 1996. Costs as a percentage of construction revenues decreased from 90% to 85% in the three-month periods ended in 1997 and 1996. Selling, general and administrative costs related to the construction segment decreased by $21,000 and $34,000 in the six and three-month periods ended in 1997 primarily related to reduced incentive compensation.

REAL ESTATE DEVELOPMENT OPERATIONS:
-----------------------------------
Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners. This interest expense decreased by $26,390 and 9,668 in the six and three-month periods, respectively, due to the payment of a $340,000 note payable in April 1997.

GOLF OPERATIONS:
----------------
Sales during the six and three-month periods ended December 31, 1997 continued to be insignificant because the Company has not yet developed sales with golf club manufacturers or distributors. The Company expects that it will be another three to six months before the Company is able to develop sales with these types of customers. Sales during the six and three-month periods were principally to custom golf shops. The following is a breakdown of the character of the costs associated with the golf operation:
                                    Six      Three
                                   Months    Months
                                   ------    ------
     Costs  of goods  sold &
        manufacturing  overhead   151,000    56,000
     Research & development ...   106,000    71,000
                                  -------   -------
         Total golf costs .....   257,000   127,000
                                  -------   -------
     Marketing & promotion ....   505,000   260,000
     Administrative-direct ....   225,000   109,000
                                  -------   -------
         Total SG&A-direct ....   730,000   369,000
                                  -------   -------
     Allocated corporate costs     61,000    29,000

                                       PART II
                                  OTHER INFORMATION



ITEM 1. Legal Proceedings

As of December 31, 1997, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1997.


ITEM 2. Changes in Securities

          NONE


ITEM 3. Defaults upon Senior Securities

          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder

On December 23, 1997 the Company held its annual shareholder meeting in which the following item was voted upon:

                              Tabulation of Votes
                       -----------------------------------
                          For         Against      Abstain
                       --------       -------      -------
Election of Directors:
----------------------
Harold S. Elkan ...   22,932,896      105,399      105,054
Steven R. Whitman .   22,932,296      105,699      105,354
Patrick D. Reiley .   22,932,496      105,574      105,279
James E. Crowley ..   22,932,496      105,599      105,254
Robert A. MacNamara   22,932,496      105,574      105,279


ITEM 5. Other Information

          NONE


ITEM 6. Exhibits & Reports on Form 8-K

     (a) Exhibits: NONE

     (b) Reports on Form 8-K:  NONE

                                      SIGNATURES
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
     -------------------------
                 Harold S. Elkan, President and Director


           Date:   February 17, 1998
           -------------------------




     By:/s/ Steven R. Whitman
     ------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



           Date: February 17, 1998
           -----------------------