Form 10-Q/A
period 1998-03-31
SPORTS ARENAS INC
filed 1998-05-15
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       OR

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:__

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of April 30, 1998 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of March 31, 1998 and June 30, 1997 ............   1-2

      Statements of Operations for the Three Months Ended
            March 31, 1998 and 1997 ....................................    3

      Statements of Operations for the Nine Months Ended
            March 31, 1998 and 1997 ....................................    4

      Statements of Cash Flows for the Nine Months Ended
            March 31, 1998 and 1997 ....................................  5-6

      Notes to Financial Statements ....................................  7-10


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................  11-14



Part II - Other Information ...........................................    15


Signature .............................................................    16

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                            March 31,    June 30,
                                                              1998         1997
                                                           ------------ -----------
                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                  $362,084    $821,513
   Current portion of notes receivable                          25,000      25,000
   Current portion of notes receivable-affiliate                50,000      50,000
   Construction contract receivables                                 -     384,732
   Other receivables                                           146,442      82,972
   Costs in excess of billings on uncompleted contracts              -      17,462
   Inventories                                                 142,392      89,118
   Prepaid expenses                                            171,249     138,583
                                                           ------------ -----------
      Total current assets                                     897,167   1,609,380
                                                           ------------ -----------

Receivables due after one year:
   Note receivable                                             672,645     728,838
   Less deferred gain                                         (672,645)   (716,025)
   Note receivable- Affiliate                                  549,893     539,306
   Note receivable- Other                                       18,835      35,477
                                                           ------------ -----------
                                                               568,728     587,596
   Less current portion                                        (75,000)    (75,000)
                                                           ------------ -----------
                                                               493,728     512,596
                                                           ------------ -----------
Property and equipment, at cost:
   Land                                                        678,000     678,000
   Buildings                                                 2,461,327   2,461,327
   Equipment and leasehold and tenant improvements           1,979,665   1,752,244
                                                           ------------ -----------
                                                             5,118,992   4,891,571
      Less accumulated depreciation and amortization        (1,551,471) (1,291,861)
                                                           ------------ -----------
       Net property and equipment                            3,567,521   3,599,710
                                                           ------------ -----------

Other assets:
   Undeveloped land, at cost                                 1,665,643   1,665,643
   Intangible assets, net                                      348,161     447,608
   Investments                                               1,783,608   2,012,119
   Other                                                        98,778      86,699
                                                           ------------ -----------
                                                             3,896,190   4,212,069
                                                           ------------ -----------

                                                            $8,854,606  $9,933,755
                                                           ============ ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                            March 31,    June 30,
                                                              1998         1997
                                                           ------------ -----------
                                                           (Unaudited)
Current liabilities:
   Assessment district obligation-in default                $2,260,802  $2,097,982
   Current portion of long-term debt                           369,000     481,000
   Notes payable, short-term                                   400,000     250,000
   Accounts payable                                            629,094     738,185
   Accrued payroll and related expenses                         55,718     116,249
   Accrued property taxes                                      481,925     408,784
   Accrued interest                                             27,596      29,353
   Accrued frequent bowler program expense                      60,059      60,239
   Other liabilities                                           242,250     147,324
                                                           ------------ -----------
      Total current liabilities                              4,526,444   4,329,116
                                                           ------------ -----------

Long-term debt, excluding current portion                    3,830,709   4,061,987
                                                           ------------ -----------

Distributions received in excess of basis in investment     10,177,008  10,083,802
                                                           ------------ -----------

Tenant security deposits                                        24,062      27,847
                                                           ------------ -----------

Minority interest in consolidated subsidiary                 1,812,677   2,212,677
                                                           ------------ -----------

Commitments and contingencies (Note 4)

Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued
     and outstanding                                           272,500     272,500
   Additional paid-in capital                                1,730,049   1,730,049
   Accumulated deficit                                     (11,395,438)(10,813,818)
                                                           ------------ -----------
                                                            (9,392,889) (8,811,269)
   Less note receivable from shareholder                    (2,123,405) (1,970,405)
                                                           ------------ -----------
      Total shareholders' equity (deficiency)               (11,516,294)(10,781,674)
                                                           ------------ -----------

                                                            $8,854,606  $9,933,755
                                                           ============ ===========




        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                            1998        1997
                                                            ----        ----
Revenues:
   Bowling                                                 $790,850  $  761,338
   Rental                                                   119,763     130,408
   Construction                                                 --          --
   Golf                                                      49,359      22,425
   Other                                                     49,176      32,786
   Other-related party                                       28,262      28,005
                                                         ----------- -----------
                                                          1,037,410     974,962
                                                         ----------- -----------
Costs and expenses:
   Bowling                                                  499,111     457,751
   Rental                                                    63,467      57,272
   Construction                                                 --          --
   Golf                                                     256,734      45,609
   Development                                               41,709      53,546
   Selling, general, and administrative                     769,932     424,691
   Depreciation and amortization                            134,245     160,940
                                                         ----------- -----------
                                                          1,765,198   1,199,809
                                                         ----------- -----------

Loss from operations                                       (727,788)   (224,847)
                                                         ----------- -----------

Other income (charges):
   Investment income:
     Related party                                           61,243      59,560
     Other                                                   39,687      43,862
   Interest expense related to development activities       (51,898)   ( 55,033)
   Interest expense and amortization of finance costs      (114,085)  ( 111,355)
   Equity in income of investees                          1,624,359      82,793
   Recognize deferred gain                                   43,380         --
   Gain on sale, other                                        9,175         --
   Loss on disposition of undeveloped land                      --     (468,268)
                                                         ----------- -----------
                                                          1,611,861    (448,441)
                                                         ----------- -----------

Income (loss) from continuing operations                    884,073    (673,288)

Loss from discontinued operations (Note 5b)                     --      (19,008)
                                                         ----------- -----------

Net income (loss )                                          884,073  $ (692,296)
                                                         =========== ===========

Per common share (based on weighted average
 shares outstanding):
   Income (loss) from continuing operations                $0.03      ($0.02)
                                                           =====      =======
   Net income (loss)                                       $0.03      ($0.02)
                                                           =====      =======



        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                            1998        1997
                                                            ----        ----
Revenues:
   Bowling                                               $2,106,492  $2,429,146
   Rental                                                   367,606     382,552
   Golf                                                     133,262      22,425
   Other                                                    100,760      94,618
   Other-related party                                       85,145      83,435
                                                         ----------- -----------
                                                          2,793,265   3,012,176
                                                         ----------- -----------
Costs and expenses:
   Bowling                                                1,497,405   1,715,359
   Rental                                                   184,830     176,235
   Golf                                                     514,752      45,609
   Development                                              115,407     121,005
   Selling, general, and administrative                   2,234,674   1,189,233
   Depreciation and amortization                            401,723     497,437
                                                         ----------- -----------
                                                          4,948,791   3,744,878
                                                         ----------- -----------

Loss from operations                                     (2,155,526)   (732,702)
                                                         ----------- -----------

Other income (charges):
   Investment income:
     Related party                                          185,046     173,410
     Other                                                   73,693     109,658
   Interest expense related to development activities      (162,820)   (192,345)
   Interest expense and amortization of finance costs      (355,457)   (357,557)
   Equity in income of investees                          1,802,859     210,240
   Gain on sale, other                                        9,175         --
   Recognized deferred gain                                  43,380         --
   Loss on disposition of undeveloped land                      --     (468,268)
   Gain on sale of bowling centers                              --    1,154,514
                                                         ----------- -----------
                                                          1,595,876     629,652
                                                         ----------- -----------

Loss from continuing operations                            (559,650)   (103,050)

Loss from discontinued operations (Note 5b)                 (21,970)    (30,285)
                                                         ----------- -----------

Net loss                                                 $ (581,620) $ (133,335)
                                                         =========== ===========

Per common share (based on weighted average
  shares outstanding):
   Loss from continuing operations                        ($0.08)     ($0.00)
                                                          =======     =======
   Net loss                                               ($0.08)     ($0.00)
                                                          =======     =======







        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                            1998        1997
                                                            ----        ----
Cash flows from operating activities:
  Net loss                                                ($581,620)  ($133,335)
  Adjustments to reconcile net income (loss) to the
    net cash provided (used) by operating activities:
      Amortization of deferred financing costs and           17,595      22,879
discount
      Depreciation and amortization                         405,916     502,250
      Undistributed income of investees                  (1,802,859)   (210,240)
      Interest income accrued on note receivable from
        shareholder                                        (153,000)   (141,114)
      Interest accrued on assessment district
        obligations                                         162,820     154,925
      Recognized deferred gain                              (43,380)        --
      Gain on sale                                          (10,279)   (686,246)
    Changes in assets and liabilities:
      Decrease in receivables                                12,240     109,455
      Decrease in costs in excess of billings                39,445       9,075
      Increase in inventories                               (53,274)     (1,567)
      Increase in prepaid expenses                          (46,219)     (9,114)
      Increase in accounts payable                          151,355     145,239
      Decrease in accrued expenses                          133,885    (282,132)
      Other                                                   4,743      26,955
                                                         ----------- -----------
        Net cash used by operating activities            (1,762,632)   (492,970)
                                                         ----------- -----------

Cash flows from investing activities:
   Increase in notes receivable                              62,248      80,233
   Other capital expenditures                              (280,956)   (243,121)
   Acquisition of Penley Sports                                 --     (172,071)
   Proceeds from sale of bowling centers                        --    2,052,185
   Proceeds from sale of Ocean West Builders                 30,207         --
   Proceeds from sale of other assets                        26,950      10,000
   Contributions to investees                                   --      (30,000)
   Distributions from investees                           2,084,511     512,990
   Payments to holder of minority interest                 (400,000)        --
                                                         ----------- -----------
        Net cash provided by investing activities         1,522,960   2,210,216
                                                         ----------- -----------

Cash flows from financing activities:
   Scheduled principal payments                            (369,757)   (871,489)
   Proceeds from short term debt                            400,000         --
   Payments on short-term debt                             (250,000)        --
   Other                                                        --       (8,270)
                                                         ----------- -----------
        Net cash used by financing activities              (219,757)   (879,759)
                                                         ----------- -----------

Net increase (decrease) in cash and equivalents            (459,429)    837,487
Cash and cash equivalents, beginning of year                821,513   1,093,465
                                                         ----------- -----------
Cash and cash equivalents, end of year                     $362,084  $1,930,952
                                                         =========== ===========

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                   NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
   Supplemental Schedule of Non-Cash Investing and Financing Activities:

Long-term debt of $45,486 was incurred to finance capital expenditures of $79,572 in 1997.

The sale of the stock of Ocean  West  Builders  on  January  1, 1998 for $67,678
   resulted in the following decreases in assets and liabilities: Cash-$37,471, contract and other receivables-$309,022, prepaid expenses-$13,553,
   equipment-$44,041,       accumulated      depreciation-$6,687,       accounts
   payable-$260,446, accrued expenses-$28,236, billings in excess of costs-$21,983, and notes payable-$19,007.

The sale of other assets for $26,950 resulted in decreases of $54,980 in equipment and $38,309 in accumulated depreciation.


































        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31 1998 AND 1997
                                   (Unaudited)


                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                   (Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended March 31, 1998 and 1997, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                     March 31,        June 30,
                                                       1998             1997
                                                    ------------    -----------
      Accounted for on the equity method:
        Investment in UCV, L.P.                     $(10,177,008)  $(10,083,802)
        Vail Ranch Limited Partnership                 1,745,682      1,974,193
                                                     ------------   ------------
                                                      (8,431,326)    (8,109,609)
        Less Investment in UCV, L.P. classified
         as liability-Distributions received in
         excess of basis in investment                10,177,008     10,083,802
                                                     ------------   ------------
                                                       1,745,682      1,974,193
                                                     ------------   ------------

      Accounted for on the cost basis:
        All Seasons Inns, La Paz                          37,926         37,926
                                                     ------------   ------------

           Total investments                         $ 1,783,608   $  2,012,119
                                                     ============   ============

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                               1998            1997
                                            ----------      ----------
        UCV, L.P.                          $    258,859      $ 210,240
        Vail Ranch Limited Partnership        1,544,000            --
                                            -----------    -----------
                                            $ 1,802,859      $ 210,240
                                            ===========    ===========

     The following is a summary of distributions received from investees:
                                                1998           1997
                                                ----           ----
        UCV, L.P.                           $   312,000      $ 393,500
        All Seasons Inns                            --          12,106
        Vail Ranch Limited Partnership        1,772,511        107,384
                                            -----------       --------
                                            $ 2,084,511      $ 512,990
                                            ===========       ========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the nine-month periods ended December 31, 1997 and 1996 are as follows:


                                                     1997         1996
                                                   ---------     ---------
        Revenues                                  $3,368,000    $3,250,000
        Operating and general and
              administrative costs                 1,122,000     1,100,000
        Depreciation                                 143,000       146,000
        Interest expense                           1,584,000     1,584,000
        Net income                                   519,000       420,000

     On May 4, 1998, UCV paid off its existing $19,833,500 note payable with the proceeds of a new loan of $25,000,000. The new loan is for a term of three years and is payable in monthly payments of interest only for the first two years and then in monthly payments of interest and principal based on a 25-year amortization schedule and the then adjusted interest rate. Interest is adjusted monthly and based on Libor plus 200 basis points (approximately 7.64% as of May 12, 1998). The loan also provides for two 12-month extensions upon meeting certain operating criteria. UCV used the remaining $4,500,000 of proceeds after deducting approximately $500,000 of loan costs to fund distributions of $2,000,000 to each of the two limited partners.

   (c) Investment in Vail Ranch Limited Partners:

     On January 1, 1998, Vail Ranch Limited Partners (VRLP) sold the developed portion of the development for $9,500,000 to Excel Realty Trust, Inc. (Excel), resulting in a gain of approximately $3,300,000. In addition, VRLP entered into a joint venture agreement with Excel to develop the remaining 13 acres for which VRLP will receive a $1,000,000 distribution from the new joint venture upon execution of the joint venture agreement, which is expected in May 1998. VRLP is in the process of determining the total distributions to be made from the sale proceeds, however, the Company received partial distributions of $1,772,511. VRLP estimates that the Company will receive an additional $600,000 in May 1998 when the final distributions from the sales proceeds are calculated and the joint venture agreement with Excel is consummated.

     Pursuant to the agreement with the former limited partner in Old Vail Partners, the Company paid $400,000 to the former partner as his share of the amounts received from VRLP after deducting amounts due the Company for advances.

4. Contingencies:

   (a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 33 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last five years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,520,538 regarding delinquent assessment district payments ($1,076,440) and property taxes ($464,587).

     The principal balance of the allocated portion of the assessment district bonds ($1,184,362 at March 31, 1998 and $1,208,224 at June 30, 1997), and
     delinquent principal, interest and penalties ($1,076,440 at March 31, 1998 and $889,758 at June 30, 1997) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the balance sheet include $464,587 at March 31, 1998 and $399,140 at June 30, 1997 of delinquent property taxes and late fees related to the 33-acre parcel.

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

5. Significant Events:

   (a) Short term debt: The Company's $300,000 line of credit expired on November 1, 1997 and was not renewed. In November 1997, the Company entered into a short-term loan agreement with Loma Palisades, Ltd. (Loma), an affiliate of the Company's partner in UCV, whereby Loma would lend the Company up to $800,000. The loan bears interest at "Wall Street" prime rate plus 1 percent on the amounts drawn. Interest is payable monthly , the principal is due within 30 days of demand and the agreement will expire upon consummation of new financing for UCV. As of March 31, 1998, the Company had borrowed $450,000 of which $300,000 was repaid.

      The balance was paid in May 1998 and the loan agreement expired in conjunction with the closing of the new financing for UCV described in
      Note 3b.

   (b)Effective January 1, 1998, the Company sold its wholly owned subsidiary, Ocean West Builders, Inc. (OWB), to Michael Assof, OWB's president, for 67,676 cash. The sale price is subject to adjustment based on the profits realized on jobs in progress at December 31, 1997. The following is a summary of the results of OWB's operations for the three and nine month periods ended March 31, 1998 and 1997, which are presented as discontinued operations. Prior periods have been restated to include this business as discontinued operations:

                                          Three Months        Nine Months
                                          ------------      ----------------
                                         1998     1997       1998       1997
                                         ----   ------     --------   --------
   Revenues                               --     240,212  $1,361,485 $2,000,916
   Construction costs                     --     205,858   1,211,739  1,765,683
   Selling general & administrative:
      Direct                              --      23,404     123,647    168,515
      Allocated                           --      28,000      44,000     91,000
   Depreciation                           --       1,585       4,193      4,813
   Interest                               --         373         980      1,190
   Gain on sale of asset                  --         --        1,104        --
   Income  (loss)  from  discontinued
      operations                          --     (19,008)    (21,970)   (30,285)

     The following is a summary of the assets and liabilities of OWB included in the consolidated financial statements at June 30, 1997:

          Cash                            84,995
          Accounts receivable            399,460
          Costs in excess of billings     17,462
          Prepaid expense                 14,277
          Equipment                       35,117
            Accumulated depreciation     (17,348)
          Accounts payable               325,675
          Accrued expenses                40,162
          Note payable                    11,052
          Advances from parent           134,829
          Accumulated deficit             22,245

     The Company will continue to provide administrative services to OWB and receive a fee based on an allocation of its corporate overhead.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         Liquidity and Capital Resources

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $903,888 at March 31, 1998, which is a $681,274 increase from the similarly calculated working capital deficit of $222,614 at June 30, 1997. The increase in the working capital deficit is attributable to the cash used by operating activities for the nine months ended March 31, 1998. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                            1998         1997        Change
                                          ---------   ----------   ----------
       Bowling                          $ (177,000)  $ (206,000)  $   29,000
       Rental                              120,000      130,000      (10,000)
       Construction                        (19,000)     (25,000)       6,000
       Golf                             (1,625,000)    (128,000)  (1,497,000)
       Development                        (121,000)    (164,000)      43,000
       General corporate expense and
         other                            (183,000)     (98,000)     (85,000)
                                        -----------   ----------   ----------
       Cash provided (used) by
         operations                     (2,005,000)    (491,000)  (1,514,000)
       Capital expenditures, net of
         financing                        (281,000)    (243,000)     (38,000)
       Principal payments on long-term
         debt                             (370,000)    (871,000)     501,000
                                        -----------   ----------   ----------
       Cash used                        (2,656,000)   (1,605,000) (1,051,000)
                                        -----------   ----------   ----------

       Distributions received from
         investees                       1,685,000      513,000     1,172,000
       Proceeds from sale of assets         30,000    2,052,000    (2,022,000)

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The County of Riverside has obtained judgments for the defaults in assessment district payments and property taxes. The amount due to cure the judgments as of March 31, 1998 is $1,520,000. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temecula to effectively down-zone the property. As a result of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

UCV, L.P. (UCV) is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units. In conjunction with the planning for possible redevelopment and the September 1998 maturity of UCV's long-term debt, on May 4, 1998, UCV paid the existing $19,833,500 note payable with a portion of the proceeds from new long-term debt of $25,000,000. After paying the note payable and loan costs, the net proceeds to UCV were approximately $4,500,000. UCV made distributions of approximately $4,000,000 to its partners of which the Company received $2,000,000.

On January 1, 1998, Vail Ranch Limited Partners (VRLP) sold the developed portion of the development for $9,500,000 to Excel Realty Trust, Inc. (Excel). In addition, VRLP entered into a joint venture agreement with Excel to develop the remaining 13 acres for which VRLP will receive a $1,000,000 distribution from the new joint venture upon execution of the joint venture agreement, which is expected in May 1998. VRLP is in the process of determining the total distributions to be made from the sale proceeds, however, the Company received a partial distributions of $1,772,511. The Company estimates that it will receive an additional $600,000 from the sales proceeds in May 1998 when the calculations are finalized. In accordance with the partnership agreement for Old Vail Partners (OVP), the Company paid $400,000 to OVP's limited partner in February 1998. The limited partner will be entitled up to an additional $120,000 when the Company receives the remainder of the distribution from VRLP.

Management estimates positive cash flow of $1,000,000 to $1,100,000 for the remaining quarter of the year ending June 30, 1998 from operating activities after adding estimated distributions from UCV ($2,172,000) and Vail Ranch Limited Partners ($600,000 net of distribution to OVP limited partner) and deducting capital expenditures and scheduled principal payments on long-term debt and short-term debt. The debt payments include extinguishment of short-term debt of $400,000 and a special principal payment of $400,000 on one of the long-term notes payable as part of a proposed plan to extend the maturity date.


                              Results of Operations

The following is a summary of the comparison of the results of operations of the nine and three-month periods ended March 31, 1998 to the same period in 1997:

                                            Real        Real
                                           Estate      Estate                   Unallocated
                               Bowling    Operation   Development     Golf      And Other      Totals
                               -------    --------    ----------      ----      ---------      ------
Nine Months Ended
-----------------
Revenues .................   $ (322,654)  $(11,592)         --     $  110,837      4,498      (218,911)
Costs ....................     (217,954)     8,595        (5,598)     469,143        --        254,186
SG&A-direct ..............      (30,378)      --            --      1,018,803     10,016       998,441
SG&A-allocated ...........      (82,854)    (9,000)         --         97,000     41,854        47,000
Depreciation and
  amortization   .........     (168,459)     3,704          --         58,592     10,449       (95,714)
Interest expense .........      (25,852)      (993)      (29,633)      23,009      1,844       (31,625)
Equity in investees ......         --       48,619     1,544,000          --         --      1,592,619
Gain (loss) on disposition   (1,154,514)      --         468,268        1,225     51,330      (633,691)
Segment profit (loss) ....     (951,671)    34,721     2,047,499   (1,554,485)    (8,335)     (432,271)
Investment income ........                                                                     (24,329)
Income from discontinued
  operations .............                                                                       8,315
Net loss .................                                                                    (448,285)

Three Months Ended
------------------
Revenues .................       29,512    (10,069)          --        26,934   $ 16,071        62,448
Costs ....................       41,360      6,195       (11,837)     211,125        --        246,843
SG&A-direct ..............        1,661        --            --       288,799     26,781       317,241
SG&A-allocated ...........      (41,727)    (4,000)          --        36,000     37,727        28,000
Depreciation and
  amortization ...........      (50,602)    (1,059)          --        21,271      3,695       (26,695)
Interest expense .........       (4,864)      (339)       (3,191)       7,108        881          (405)
Equity in investees ......          -       (2,434)    1,544,000          --         --      1,541,566
Gain (loss) on disposition          -          --        468,268        1,225     51,330       520,823
Segment profit (loss).....       83,684    (13,300)    2,027,296     (536,144)    (1,683)    1,559,853
Investment income ........                                                                      (2,492)
Income from discontinued
  operations .............                                                                      19,008
Net income ...............                                                                   1,576,369

BOWLING OPERATIONS:
-------------------

On August 7, 1996, the Company sold its three bowling centers located in Georgia and then on December 15, 1996, the Company sold the video game operations that were located in the two San Diego bowling centers. The Company has no plans to sell the two remaining bowling centers located in San Diego.

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the nine and three-month periods ended March 31, 1998 compared to 1997:

                                     Georgia     Video   California
                                      Bowls      Games     Bowls    Combined
                                     -------     ------   -------    --------
        Nine Months:
        ------------
        Revenues                    (333,039)   (25,603)   35,988   (322,654)
        Bowl costs                  (254,846)   (18,138)   55,030   (217,954)
        Selling, general &
         administrative:
          Direct                    (104,483)       --     74,105    (30,378)
          Allocated                  (39,889)       --    (42,965)   (82,854)
        Depreciation                 (18,488)       --   (149,971)  (168,459)
        Interest expense             (20,301)    (3,514)   (2,037)   (25,852)
        Segment profit before
          gain on sale               104,968     (3,951)  101,826    202,843

        Three Months:
        -------------
        Revenues                        (252)       --     29,764     29,512
        Bowl costs                       --      (1,151)   42,511     41,360
        Selling, general &
         administrative:
          Direct                     (17,803)       --     19,464      1,661
          Allocated                      --         --    (41,727)   (41,727)
        Depreciation                     --         --    (50,602)   (50,602)
        Interest expense                 --      (1,159)   (3,705)    (4,864)
        Segment profit before
          gain on sale                17,551      2,310    63,823     83,684

The following is a comparison of operations of the two remaining bowling centers in California:

Bowling revenues increased 2% in the nine-month period and 4% in the three month period. In each period the bowling centers experienced a 3-4% decline in league revenues, however these decreases were offset in each period by 10-14% increases in open play revenues. Management feels this will be a continuing trend through the remainder of the year.

Bowl costs increased by 4% and 5% in the nine and three month periods, respectively. Increases in payroll and related costs of $22,000 and $24,000 in the nine and three month periods, respectively, were primarily attributable to the increase in the minimum wage. The remainder of the increases in the nine and three month periods were primarily attributable to increases in food and beverage costs associated with the increase in snack bar revenues.

Selling,  general and  administrative  expense  directly  related to the bowling segment increased by 19% and 7% in the nine and three month periods respectively. A portion of the increase in the nine month period is attributable to a $38,000 increase in promotion of which $17,000 related to a credit recorded in first quarter of 1996 when the Company discontinued its frequent bowler program. The remaining $21,000 increase related to increases in other promotion costs related to food and beverage comps and other promotional costs related to special programs. The increase in the three month period was primarily attributable to a one time charge of $10,000 for payroll related expenses.

Depreciation expense decreased by $50,602 and $149,971 in the three and nine month periods, respectively, due to equipment and goodwill acquired in 1983, when the bowls were purchased, becoming fully depreciated after the similar periods in 1997.

RENTAL OPERATIONS:
------------------

There were no significant changes to the components of the rental segment in the nine and three-month periods ended March 31, 1998 except for the $48,619 increase in the equity in income of UCV for the nine month period. The income of UCV increased primarily due to a $118,000 increase in revenues in the nine month period, which was attributable to a 2% increase in rent rates and a decrease in the vacancy rate from 1.9% to 1.1%.

CONSTRUCTION OPERATIONS:
------------------------

Effective January 1, 1998, the Company sold the stock of Ocean West Builders, Inc. to its President, Michael Assof for $67,676 cash.

REAL ESTATE DEVELOPMENT OPERATIONS:
-----------------------------------

Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners. This interest expense decreased by $29,633 and 3,191 in the nine and three-month periods, respectively, due to the payment of a $340,000 note payable in April 1997. As described in Note 5c to the consolidated condensed financial statements, Vail Ranch Limited Partners (VRLP) sold the developed portion of the shopping center in January 1998 which resulted in a gain of approximately $3,300,000. This resulted in an increase in income from investees of $1,544,000.

GOLF OPERATIONS:
----------------

Sales during the nine and three-month periods ended March 31, 1998 continued to be insignificant because the Company has not yet developed sales with golf club manufacturers or distributors. The Company expects that it will be another three to six months before the Company is able to develop sales with these types of customers. Sales during the nine and three-month periods were principally to custom golf shops. The following is a breakdown of the character of the costs associated with the golf operation:

                                                 Nine Months  Three Months
          Costs  of goods  sold
            & manufacturing overhead                325,000      174,000
          Research & development                    190,000       84,000
                                                  ---------    ---------
               Total golf costs                     515,000      258,000
                                                  ---------    ---------
          Marketing & promotion                     750,000      245,000
          Administrative-direct                     374,000      149,000
                                                  ---------    ---------
               Total SG&A-direct                  1,124,000      394,000
                                                  ---------    ---------
          Allocated corporate costs                  97,000      36,000
                                                  ---------    ---------

                                     PART II
                                OTHER INFORMATION
                                -----------------



ITEM 1. Legal Proceedings

        As of March 31, 1998, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1997.


ITEM 2. Changes in Securities

          NONE


ITEM 3. Defaults upon Senior Securities

          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder

        On December 23, 1997 the Company held its annual shareholder meeting in which the following item was voted upon:
                                                       Tabulation of Votes
                                                   ---------------------------
                                                  For        Against     Abstain
                                                  ---        -------     -------
       Election of Directors:
          Harold S. Elkan                      22,932,896    105,399     105,054
          Steven R. Whitman                    22,932,296    105,699     105,354
          Patrick D. Reiley                    22,932,496    105,574     105,279
          James E. Crowley                     22,932,496    105,599     105,254
          Robert A. MacNamara                  22,932,496    105,574     105,279


ITEM 5. Other Information

          NONE


ITEM 6. Exhibits & Reports on Form 8-K

     (a) Exhibits: NONE

     (b) Reports on Form 8-K:  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
     ------------------------
                 Harold S. Elkan, President and Director


     Date:   May 15, 1998
     --------------------




     By:/s/ Steven R. Whitman
     ------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: May 15, 1998
     ------------------