Form 10-K405
period 1998-06-30
SPORTS ARENAS INC
filed 1998-10-13
CIK 93003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1998

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

                                   Delaware 13-1944249
                                   -------------------
                   (State of Incorporation) (I.R.S. Employer I.D. No.)

             5230 Carroll Canyon Road, Suite 310, San Diego, California 92121
             ----------------------------------------------------------------
                   (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (619) 587-1060
                                                            --------------
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
          Securities registered pursuant to Section 12 (g) of the Act:

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]
                                                          ---
The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 20, 1998 was $163,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 20, 1998 was 27,250,000.

Documents Incorporated by Reference - None.
                                      ----

                                          PART I

ITEM I.  BUSINESS
-----------------

           GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESs
           ---------------------------------------------------------
   Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates two bowling centers, an apartment project (50% owned), one office building, a construction company (sold in January 1998), a graphite golf shaft manufacturer, and undeveloped land. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 5230 Carroll Canyon Road, San Diego, California. The following is a summary of the revenues of each segment, excluding construction, stated as a percentage of total revenues for each of the last three years:
                                     1998       1997       1996
                                     ----       ----       ----
          Bowling                     74         79         92
          Real estate rental          13         13          6
          Real estate development      -          -          -
          Golf                         6          2          -
          Other                        7          6          2

                                BOWLING CENTERS
                                ----------------

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

On average, 40 percent of the games bowled are by bowling leagues that enter into league reservation agreements to use a specified number of lanes at a specified time and day for a specified period of weeks. On average, the league reservation agreements are for 35 weeks for the winter season (September through April) and 15 weeks for the summer season (May through August). League revenues for September through April average 75 percent of league revenues annually. Approximately 70 percent of all bowling related revenues are generated in the months of September through April.

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

At June 30, 1998, both bowling centers were licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The two bowling centers employ approximately 60 people.

                             REAL ESTATE DEVELOPMENT
                            ------------------------

The Company, through its subsidiaries (see Item 2. Properties (b) Real Estate Development for ownership), has ownership interests in a 33 acre parcel and a 13 acre parcel of undeveloped land in Temecula, California (Riverside County).

In September 1994, Vail Ranch Limited Partnership (VRLP) was formed as a partnership between Old Vail Partners, L.P. (OVP), a subsidiary of the Company, and Landgrant Corporation (Landgrant) to develop a 32 acre parcel of land of which 27 acres was developable. Landgrant is not affiliated with the Company. VRLP completed construction of a shopping center on 10 acres of land in May 1997 and sold approximately 3.6 partially improved acres in the year ended June 30, 1997 and .59 partially improved acres during the year ended June 30, 1998 to unaffiliated purchasers for cash of $2,365,000 and $400,000, respectively. The cash proceeds from these sales were applied to reduce the construction loan balance. On January 2, 1998, VRLP sold the shopping center to Excel Realty Trust, Inc. (Excel) for $9,500,000 cash. On August 7, 1998, VRLP entered into a an operating agreement (Agreement) with ERT Development Corporation (ERT), an affiliate of Excel, to form Temecula Creek, LLC, a California limited liability company (TC). TC was formed for the purpose of developing, constructing and operating the remaining 13 acres of land as part of the community shopping center in Temecula, California. VRLP contributed the 13 acres of land to TC and TC assumed the balance of the assessment district obligation payable. For purposes of maintaining capital account balances in calculating distributions, VRLP's contribution, net of the liability assumed by TC, was valued at $2,000,000. ERT contributed $1,000,000 cash which was immediately distributed by TC to VRLP. VRLP, which is the managing member, and ERT are each 50 percent members. ERT also advanced approximately $220,000 to TC to reimburse VRLP for certain predevelopment costs incurred by VRLP for the 13 acres. The Agreement provides that ERT will advance funds over the next 12 months to fund predevelopment costs, other than property taxes and assessment district costs. Each member is required to advance 50 percent of the property taxes and assessment district costs as they become due (approximately $163,000 annually).

As of June 30, 1998, OVP owns a 33 acre parcel which was designated as commercially-zoned, however, the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3.Legal Proceedings (a) for description).

The Company has not paid property taxes or annual payments for a county assessment district obligation for over six years related to 33 acres owned by OVP. On March 18, 1997, the County of Riverside (the County) sold a 7-acre parcel that had been owned by OVP at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the delinquent assessment district obligation of $171,672. The Company has no continuing obligation from this sale. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed. The County did not attempt to sell the property at public sale in 1998.

The remaining 33 acres of land is located in an area of the City of Temecula that is planned for over 13,000 homes. There is a significant amount of other undeveloped commercially zoned land near the property. Therefore, in addition to the normal risks associated with development of unimproved land (government approvals, availability of financing, etc.), there is significant competition from the other property owners with commercially zoned land for prospective users of the land. The Company is evaluating alternatives regarding the 33 acres of land OVP owns. The alternatives include selling the land or obtaining a joint venture partner to supervise and provide funding for the development of the property. However, the Company does not believe either scenario is likely as long as the zoning of the property is disputed.

Downtown Properties, Inc. (Downtown), a wholly-owned subsidiary of the Company, owns undeveloped land in Missouri. The investment in this asset is not significant and Downtown has no immediate plans affecting this asset.

                         COMMERCIAL REAL ESTATE RENTAL
                         -----------------------------
Real estate rental operations consist of one office building in the Sorrento Mesa area of San Diego, California, a sublessor interest in land leased to condominium owners in Palm Springs, California, and a 50 percent ownership interest in a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly-owned subsidiary of the Company, owns a 36,000 square foot office building in the Sorrento Mesa area of San Diego, California. The building was originally acquired in 1984 by 5230, Ltd., which was 75 percent owned as a limited and general partner by Sports Arenas Properties, Inc. (SAPI), a wholly-owned subsidiary of the Company. DPDC acquired the building at a foreclosure sale in September 1992, after 5230, Ltd.'s unsuccessful attempts to re-negotiate the loan terms with the lender. The Company occupies approximately 14 percent of the office building, which is currently 96 percent occupied.

The following is a schedule of selected operating information over the last five years:

                          1998        1997        1996        1995        1994
                          ----        ----        ----        ----        ----
 Occupancy                 97%         98%         92%         93%         88%
 Average monthly
  rent/square foot        $.86        $.87        $.88        $.86        $.88
 Real property tax       $18,000     $17,000     $17,000     $17,000     $17,000
 Real Property tax rate   1.12%       1.12%       1.12%       1.12%       1.12%

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

UCVGP, Inc. and Sports Arenas Properties, Inc. (SAPI), wholly-owned subsidiaries of the Company, are a one percent managing general partner and a 49 percent limited partner, respectively, in UCV, L.P. (UCV), which owns an apartment project (University City Village) located in San Diego, California. University City Village contains 542 rental units and was acquired in August 1974. UCV employs approximately 30 persons. The following is a schedule of selected operating information over the last five years:

                           1998        1997        1996        1995        1994
                           ----        ----        ----        ----        ----
 Occupancy                  99%         98%         97%         94%         91%
 Average monthly
  rent/unit                $675        $662        $648        $644        $630
 Real property tax      $108,000    $107,000    $105,000    $104,000    $102,000
 Real Property tax rate   1.12%       1.12%       1.12%       1.12%       1.12%

                                  CONSTRUCTION
                                  ------------
The Company's former wholly-owned subsidiary, Ocean West Builders, Inc. (OWB), was a general contractor that primarily constructed tenant improvements for commercial real estate in the San Diego, California area. The Company originally became associated with OWB in 1988 when it formed a limited partnership with Michael J. Assof (Assof). The Company was the general partner and provided administrative services and a minimum amount of working capital. Assof was a 50 percent limited partner and provided the general contractors license. The Company's objective was to provide for a reliable source of general contracting work for its various business that were involved in real estate. In 1992 the limited partnership was liquidated and the assets and liabilities transferred to OWB, a wholly-owned subsidiary of the Company. Assof was the President of OWB and had a compensation agreement that essentially provided him with the same compensation as the previous limited partnership agreement. On January 1, 1998, the Company sold OWB to Assof for $66,678, which represents the Company's investment in OWB. The Company had determined that the minimal benefit of the results of operations exceeded the risks associated with general contracting.

                            GOLF SHAFT MANUFACTURER
                            ------------------------
On January 22, 1997, the Company purchased the assets of the Power Sports Group doing business as Penley Power Shaft (PPS) and formed Penley Sports, LLC (Penley) with the Company as a 90 percent managing member and Carter Penley as a 10 percent member. PPS was a manufacturer of graphite golf shafts that primarily sold its shafts to custom golf shops. PPS's sales had averaged approximately $375,000 over the previous two calendar years. PPS marketed its shafts in limited quantities through phone contact and trade magazine advertisements directed at golf shops. Although PPS's manufacturing process was not automated, it had developed a good reputation in the golf industry as a manufacturer of high performance golf shafts, in addition to maintaining relationships with the custom golf shops. Penley's plans are to market its products to golf club manufacturers and golf club component distributors. To compliment the program of marketing to higher volume purchasers, Penley purchased approximately $498,000 of equipment in the year ended June 30, 1997 to automate some of the production processes. Currently, Penley's sales continue to be to custom golf shops where the orders are for 2 to 10 shafts per order at prices averaging $18 per shaft. Penley has implemented an extensive program to market directly to the golf club manufacturers through the distribution of direct mail materials and videos and participation in several large golf shows during the year. Penley is principally using its internal sales staff in the marketing and sale of its shafts to manufacturers, distributors and golf shops. Penley is also promoting its shafts to professional golfers as a means of achieving acceptance with the club manufacturers as the golfers endorse the shafts. Management estimates it may take from another six to twelve months before it is successful in entering into a significant sales contract with a golf club manufacturer of distributor.

Penley has been successful in building a reputation as a leader in new shaft design and concepts. Penley has applied for several patents on shaft designs for which the patents are pending. Although Penley has developed several new products, no assurance can be given that they will meet with market acceptance or that Penley will be able to continue to design and manufacture additional new products.

The primary raw material used in all of Penley's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Due to low production levels, Penley currently purchases most of its graphite prepreg from one supplier. There are numerous alternative suppliers of graphite prepreg. Although Management believes that it will be able to establish relationships with other graphite prepreg suppliers to ensure sufficient supplies of the material at competitive pricing as production increases, there can be no assurances the unforeseen difficulties will occur that could lead to an interruption and delays to Penley's production process.

Penley uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf shafts and other related products. Penley is subject to various federal, state, and local environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials. Management believes it is in substantial compliance with the applicable laws and regulations and to date has not incurred any liabilities under environmental laws and regulations nor has it received any notices of violations. However, there can be no assurance that environmental liabilities will not arise in the future which may affect Penley's business.

Penley is trying to enter a highly competitive environment among established golf club shaft manufacturers. Although Penley has made significant progress in establishing its reputation for technology, the unproven production capability of Penley is making it difficult to attract the golf club manufacturers as customers. Penley is currently evaluating alternatives to relocate the manufacturing facility to a larger facility and further automate the production process.

Penley currently has two patents pending and several copyrighted trademarks and logos. Although Management believes these items are of considerable value to the business and Penley will protect them to the fullest extent possible, Management does not believe these items are critical to Penley's ability to develop business with the golf club manufacturers.

Penley currently has approximately 30 full and part-time employees.

Due to Penley's low sales volume, there is currently no impact from the seasonality of sales (expected to be from April through September), no backlog of sales orders, or customer concentration.

(B)  INDUSTRY  SEGMENT  INFORMATION:
------------------------------------
  See Note 11 of Notes to Consolidated Financial Statements for required industry segment financial information.


ITEM 2. PROPERTIES
------------------

(a)  BOWLING CENTERS:
---------------------
The Company's two bowling centers occupy the following facilities:

      Name              Location           Size      Expiration Date of Lease
    -----------    ---------------------  --------   --------------------------
    Grove Bowl     San Diego, California  60 lanes   June 2003- options to 2018
    Valley Bowl    San Diego, California  50 lanes    October 2003- options to
                                                               2013

The Valley Bowl real estate is owned by Bowling Properties, Inc., a wholly-owned subsidiary of the Company and is collateral for a $1,849,921 note payable. The property was purchased in November 1993 from an unaffiliated third party in conjunction with the acquisition of the bowling center in August 1993.

(b)  REAL ESTATE DEVELOPMENT:
-----------------------------
Downtown Properties Inc., a wholly-owned subsidiary of the Company, owns 507 acres of undeveloped land in Lake of the Ozarks, Missouri. The land is collateral for a $80,673 bank loan (first deed of trust) and a $4,368,000 loan (second deed of trust) from Sports Arenas, Inc. (the parent company).

RCSA Holdings, Inc. (RCSA) and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP). As described in Note 6c of Notes to Consolidated Financial Statements, the other partner in OVP is entitled to 50 percent of the cash distributions from OVP, not to exceed $2,450,000, of which $450,000 has been paid as of June 30, 1998. OVP owns 33 acres of unimproved land in Temecula, California and a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). Legal title to the 33 acres of undeveloped land is still in the process of being changed from the former general partnership's (Old Vail Partners) name into the limited partnership's name (OVP).

The 33 acres of land owned by OVP as of June 30, 1998 are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The principal balance of the allocated portion of the bonds is $1,384,153. The annual payments (due in semiannual installments) related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for over the last six years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,647,054 regarding delinquents assessment district payments ($1,159,326) and property taxes ($487,728). The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed. The County did not attempt to sell the property in 1998.

The 33-acre parcel is subject to an action that essentially down-zones the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description).

(c)  REAL ESTATE OPERATIONS:
----------------------------
UCVGP, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owns a 542-unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for a $25,000,000 note payable by the partnership as of June 30, 1998.

DPDC owns an approximate 36,000 square foot office building located in San Diego, California, which was constructed in 1983. As of June 30, 1998, the property is collateral for a $1,158,325 note payable. .

DPDC is the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land is subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043.

(c)  GOLF OPERATIONS:
---------------------
Penley Sports, LLC leases 8,559 square feet of industrial space in San Diego, California pursuant to a lease that expires in November 1998. Penley is currently evaluating options to relocate to a larger leased facility.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
At June 30, 1998, except as noted below, the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.

     In November 1993, the City of Temecula adopted a general development plan that designated 40 acres of property owned by Old Vail Partners, a general partnership (the predecessor to Old Vail Partners, L.P., a California limited partnership) (OVP) as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 40 acres from a "commercial" to "professional office" use. As described in Item 2. Properties, the parcel is subject to assessment district obligations, which were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of assessment district costs.

     On May 6, 1998, OVP filed suit against the City of Temecula, California in the California Superior Court for the County of Riverside. OVP is claiming that, if the effective re-zoning is valid, the action would be a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. OVP has previously suffered adverse outcomes in other suits filed in relation to this matter. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVP and the City of Temecula attempted to informally resolve this litigation. The outcome of this litigation is uncertain.

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
                                          1998           1997
                                      -----------     ----------
                                      High    Low    High    Low
                                      ----    ---    ----    ---
             First Quarter           $ .02  $ .02   $ .01  $ .01
             Second Quarter          $ .02  $ .02   $ .01  $ .01
             Third Quarter           $ .44  $ .02   $ .02  $ .02
             Fourth Quarter          $ .03  $ .03   $ .02  $ .02

   (b) The number of holders of record of the common stock of the Company as of September 25, 1998 is approximately 4,300. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

   (c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.


ITEM 6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA  (NOT  COVERED  BY  INDEPENDENT
--------------------------------------------------------------------------------
           AUDITORS' REPORT)
           -----------------

                                                    Year Ended June 30,
                          --------------------------------------------------------------------------
                               1998           1997            1996            1995           1994
                          -----------     ----------    ------------    ------------    ------------
Revenues ..............   $ 3,813,751    $ 3,951,286    $  8,146,209    $  8,547,275    $  8,801,920
Loss from operations ..    (2,603,065)    (4,327,225)       (817,648)       (355,628)     (2,217,246)
Income (loss) from
  continuing operations
  operations ..........      (895,524)    (3,347,008)        517,311        (841,786)     (2,100,839)
Basic and diluted
  income (loss) per
  common share from
  continuing operations       (.03)          (.12)            .02            (.03)           (.08)
Total assets ..........     9,448,653      9,933,755      16,445,081      15,308,441      13,673,871
Long-term debt,
  excluding current
  portion .............     3,287,783      4,061,987       4,387,259       6,803,635       7,401,805



See Notes 4c, 6c, and 12 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS.
          --------------

                         LIQUIDITY AND CAPITAL RESOURCES

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has working capital of $988,166 at June 30, 1998, which is a $1,272,904 increase from the similarly calculated working capital deficit of $284,738 at June 30, 1997. Working capital increased primarily from $4,258,511 of distributions received from investees and the payment of notes receivable totaling $768,108. These sources of funds were offset by $450,000 paid to the limited partner in OVP and the $3,897,000 of cash used by operations after capital expenditures and debt service.

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its share of distributions from investees and proceeds from real estate and bowling center sales to fund these deficits. The Company estimates that its current working capital is sufficient to fund additional operating cash flow deficits until the operations of the golf shaft manufacturer become sufficient to generate cash flow from operations.

The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:

                                                     1998           1997           1996
                                                -----------    -----------    -----------
Bowling .....................................   $  (173,000)   $   (87,000)   $   (51,000)
Rental ......................................       164,000        185,000        170,000
Golf ........................................    (2,027,000)      (574,000)          --
Development .................................      (164,000)      (206,000)      (300,000)
General corporate expense and other .........      (166,000)      (171,000)      (425,000)
                                                -----------    -----------    -----------
Cash provided (used) by continuing operations    (2,366,000)      (853,000)      (606,000)

Capital expenditures, net of financing ......      (322,000)      (314,000)       (49,000)
Discontinued operations .....................       (24,000)       (12,000)        58,000
Acquisition of golf shaft manufacturer ......          --         (172,000)          --
Principal payments on long-term debt ........      (935,000)    (1,392,000)      (755,000)
                                                -----------    -----------    -----------
Cash used ...................................   $(3,647,000)   $(2,743,000)   $(1,352,000)
                                                ===========    ===========    ===========

Distributions received from investees .......   $ 4,259,000    $   581,000    $   320,000
                                                ===========    ===========    ===========
Proceeds from sale of assets ................   $    57,000    $ 2,086,000    $ 1,836,000
                                                ===========    ===========    ===========

Other than the $2,000,000 distribution received in May 1998 from the proceeds of UCV's refinancing of long term debt, the cash distributions the Company received from UCV during the last three years were the Company's proportionate share of distributions from UCV's results of operations. The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $12,280,101 at June 30, 1998. Although this amount is presented in the liability section of the balance sheet, the Company has no liability to repay the distributions in excess of basis in UCV. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeds its liabilities by $15,000,000-$18,000,000. In May 1998, UCV refinanced the existing $19,833,500 note payable with a $25,000,000 note payable due in May 2001. Due to a decrease in the interest rate, the monthly debt service for the new loan is approximately the same as the old loan. UCV is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units.

At June 30, 1998, the Company owned a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which was formed to develop 32 acres of land (of which 27 is developable) into a commercial shopping center. VRLP obtained construction financing in July 1996 and completed development of the first phase (14 acres) of the shopping center in May 1997. On January 2, 1998 VRLP sold the completed portion of the development (14 acres) for $9,500,000 to Excel, which resulted in cash proceeds of approximately $2,929,000. VRLP used these proceeds for distributions to partners of which the Company received $1,772,511. On August 7, 1998 VRLP contributed the remaining undeveloped land to a limited liability company, the other member of which is ERT Development Corporation (an affiliate of Excel Realty) and received a cash distribution of $1,220,000. VRLP used these proceeds for distributions to its partners of which the Company received an additional $575,600 in August 1998. The Company estimates that the value of the Company's 50 percent interest in VRLP at June 30, 1998 is approximately $1,000,000 to $1,500,000.

As described in Note 4c of the Notes to Consolidated Financial Statements, OVP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed. The County did not attempt to sell the property in 1998. The amounts due to cure the judgment for the default under the Assessment District obligation on the 33 acre parcel at June 30, 1998 was approximately $1,159,000 ($890,000 for both parcels at June 30, 1997). The principal balance of the allocated portion of the bonds ($1,384,153 as of June 30, 1998 and 1997), and delinquent interest and penalties ($935,673 as of June 30, 1998 and $713,829 as of June 30, 1997) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the consolidated balance sheet include $487,728 of delinquent property taxes and late fees as of June 30, 1998 ($399,140 as of June 30, 1997). If the County of Riverside again attempts a public sale of the 33 acre parcel and the judgments are not satisfied prior to the sale, OVP could lose title to the property and the property may not be subject to redemption. The Company estimates the value of this land is approximately $3,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see
Item 3. Legal Proceedings (a) for description). As a result of the judgment and the down-zoning of the property, the recoverability of the remaining $1,384,014 carrying value of this property is uncertain.

The Company is expecting a $1,300,000 cash flow deficit in 1998 from operating activities after estimated distributions from UCV operations ($560,000) and VRLP ($576,000) and estimated capital expenditures ($460,000) and scheduled principal payments on long-term debt. The Company's $1,416,460 of cash as of June 30, 1998 will be sufficient to fund this estimated cash flow deficit.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------
In June 1997, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments and also establishes standards for related disclosures about products and services, geographic areas, and major customers. These statements are effective for the years beginning after December 15, 1997. The Company does not expect that the adoption of SFAS 130 and 131 will result in disclosures that will be materially different from those presently included in its financial statements.

                              YEAR 2000 COMPLIANCE
                              --------------------
The Company has a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. The program principally consists of contacting its software suppliers regarding the issue, contacting other significant or critical suppliers regarding their Year 2000 compliance plan, and evaluating existing desktop computers and other equipment using computer software or PLC chips. Based upon an initial evaluation as well as representations from some of the software suppliers, the management's best estimate is that, other than software and equipment upgrades made in the normal course of business, it will not incur any significant expenses to become fully Year 2000 compliant. However, the Company cannot make any assurances that its computer systems, or the computer systems of its suppliers will be Year 2000 compliant on schedule, or that management's costs estimates will be achieved.


"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
--------------------------------------------------------------------------------
  1995
  ----
With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

The discussion of Results of Operations is primarily by the Company's business segments. The analysis is partially based on a comparison of and should be read in conjunction with the business segment operating information in Note 11 to the Consolidated Financial Statements. The following is a summary of the changes to the components of the segments in the years ended June 30, 1998 and 1997:

                                               Real Estate  Real Estate                  Unallocated
                                    Bowling     Operation   Development        Golf       And Other       Totals
                                 -----------   ----------   -----------    ----------    -----------   -----------
Year Ended June 30, 1998
------------------------
Revenues ....................   $  (303,154)   $  (7,447)         --      $   174,376    $   3,720    $  (132,505)
Costs .......................      (226,467)      12,103       (15,397)       605,287         --          375,526
SG&A-direct .................        31,521         --            --          944,412       (2,077)       973,856
SG&A-allocated ..............         8,820        3,000          --           54,000      (38,820)        27,000
Depreciation and amortization      (218,949)       5,097          --           78,207       14,114       (121,531)
Impairment losses ...........      (234,248)        --      (1,929,000)          --           --       (2,163,248)
Interest expense ............       (38,831)      (1,408)      (13,159)        23,232        8,157        (22,009)
Equity in investees .........          --         41,643     1,580,846           --           --        1,622,489
Gain (loss) on disposition ..    (1,154,514)        --         468,268           --        716,025         29,779
Segment profit (loss) .......      (779,514)      15,404     4,006,670     (1,530,762)     738,371      2,450,169
Investment income ...........          --           --            --             --           --            1,315
Net loss from continuing
  operations ................          --           --            --             --           --        2,451,484

Year Ended June 30, 1997
------------------------
Revenues ....................   $(4,338,818)   $   5,288          --      $    67,260    $  72,377    $(4,193,893)
Costs .......................    (2,618,182)     (10,062)      (13,552)       171,493         --       (2,470,303)
SG&A-direct .................    (1,169,393)        --            --          344,772     (152,308)      (976,929)
SG&A-allocated ..............      (200,032)       2,000          --          118,000       50,032        (30,000)
Depreciation and amortization      (317,814)      (2,874)         --            1,017        1,071       (318,600)
Impairment losses ...........       234,248         --       2,409,000           --           --        2,643,248
Interest expense ............      (321,534)      (1,139)       (4,989)         6,494      (46,939)      (368,107)
Equity in investees .........          --        197,028      (130,510)          --           --           66,518
Reversal of accrued liability          --           --        (769,621)          --           --         (769,621)
Gain (loss) on disposition ..        52,288         --        (588,669)          --        (21,422)      (557,803)
Segment profit (loss) .......       106,177      214,391    (3,879,259)      (574,516)     199,099     (3,934,108)
Investment income ...........          --           --            --             --           --           69,789
Net loss from continuing
  operations ................          --           --            --             --           --       (3,864,319)


BOWLING OPERATIONS:
-------------------
                                      1998 vs. 1997
                                      -------------

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the year ended June 30, 1998 compared to 1997:

                                       Sale of    San Diego   Combined
                                     Bowls- 1997    Bowls    Incr.(Decr.)
                                    ----------   ---------  ----------
Revenues .........................   (374,000)     71,000    (303,000)
Bowl costs .......................   (273,000)     47,000    (226,000)
Selling, general & administrative:
  Direct .........................     29,000       2,000      31,000
  Allocated ......................    (26,000)     35,000       9,000
Depreciation .....................    (19,000)   (200,000)   (219,000)
Impairment loss ..................    (35,000)   (199,000)   (234,000)
Interest expense .................    (26,000)    (13,000)    (39,000)
Segment  profit  (loss)  before
  gain on sale ...................    (24,000)    399,000     375,000

The 3 percent increase in revenues of the San Diego bowls was primarily attributable to a 13 percent increase in revenues from open play ($76,000) and a 10 percent increase in snack bar revenues ($40,000). These increases were partially offset by a 2 percent decrease in revenues from league play ($22,000) and a 4 percent decrease in bar sales ($10,000). The $47,000 increase in bowl costs represents a 2 percent increase and was primarily attributable to a 10 percent increase in food and beverage costs ($39,000). Allocated SG&A costs increased by $35,000 due to the disposition of the other bowling centers in May and August of 1996 resulting in higher corporate overhead costs allocated per business location. Depreciation expense decreased by $200,000 because most property and equipment became fully depreciated in 1998. Interest expense related to the San Diego bowls decreased by $13,000 due to the declining principal balances of long-term debt. The Company does not anticipate any further declines in bowl revenues.

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

The following is a summary of the changes to the components of the loss from operations of the bowling segment during the year ended June 30, 1997 compared to 1996:

                         Georgia       Redbird       Video    San Diego    Combined
                          Bowls         Lanes        Games      Bowls     Incr.(decr)
                        ---------     ---------    -------     -------    ----------
Revenues ...........   (3,120,000)   (1,155,000)   (48,000)    (16,000)   (4,339,000)
Bowl costs .........   (1,904,000)     (699,000)   (49,000)     34,000    (2,618,000)
Selling, general
 & administrative:
  Direct ...........     (777,000)     (304,000)      --       (88,000)   (1,169,000)
  Allocated ........     (186,000)      (58,000)      --        44,000      (200,000)
Depreciation .......     (204,000)      (80,000)   (38,000)      4,000      (318,000)
Impairment loss ....         --            --       35,000     199,000       234,000
Interest expense....     (168,000)     (123,000)    (4,000)    (39,000)     (334,000)
Segment  profit
 before gain on sale      119,000       109,000      8,000    (170,000)       66,000

Although the revenues of the San Diego bowls only decreased by 1 percent in 1997, revenues from league bowling declined 10 percent ($111,000) due to a 10 percent decrease in the league games bowled. This decrease was partially offset by an increase in revenues from open play ($40,000 or 7 percent), shoe rentals ($36,000 or 27 percent), and other activities ($19,000). The increase in open play relates to a 6 percent increase in the games bowled and a 1 percent increase in the average price per game. The $34,000 increase in bowl costs represents a 2 percent increase. The $88,000 decrease in selling, general and administrative (SG&A) costs primarily relates to decreases of $63,000 in marketing and promotion expenses and $23,000 in administrative payroll. The decrease in marketing and promotion expenses primarily relates to the discontinuance of the Company's Premiere Pin Club frequent bowler program in 1996. Allocated SG&A costs increased by $44,000 due to the disposition of the other bowling centers in May and August of 1996. Interest expense related to the San Diego bowls decreased by $39,000 due to the declining principal balances of long-term debt. The Company does not anticipate any further declines in bowl revenues.

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

CONSTRUCTION OPERATIONS
-----------------------
On January 1, 1998 the Company sold the stock it owned in Ocean West Builders, Inc. (OWB) to Michael Assof, OWB's president. The sale price of $66,678 equaled the balance of the Company's investment in OWB, therefore, there was no gain or loss recognized on the transaction. The results of operations of OWB have been reclassified to "income (loss) from discontinued operations.

RENTAL OPERATIONS
-----------------
There were no significant changes to the rental segment in 1998 or 1997 other than the increases in the equity in income of UCV, LP of $41,643 in 1998 and $197,028 in 1997.

The vacancy rate for the office building was 8%, 2% and 3% for 1996, 1997 and 1998, respectively. The average monthly rent per square foot was $.88, $.87, and $.86 for 1996, 1997 and 1998, respectively. The Company is currently leasing space to new tenants and renewing existing leases at monthly rates ranging from $1.10-$1.25 per square foot.

The following is a summary of the changes in the operations of UCV, LP in 1998 and 1997 compared to the previous years:

                                                   1998          1997
                                              ---------     ---------
          Revenues .......................    $ 137,000     $ 184,000
          Costs ..........................       90,000       (36,000)
          Redevelopment planning costs ...      (18,000)     (162,000)
          Depreciation ...................      (18,000)         --
          Interest and  amortization
            of loan costs ................         --         (12,000)
          Net income .....................       83,000       394,000

Vacancy rates at UCV have averaged 3.1%, 1.8% and 1.1% in 1996, 1997 and 1998, respectively. The increase in revenues is primarily due to increases to the average rent rates of 2% in 1997 and 1998. In 1996 UCV wrote-off $186,000 of redevelopment planning costs incurred in 1996 and 1995 related to a plan for redevelopment that was abandoned.

Real Estate Development:
The real estate development segment consists primarily of OVP's operations related to undeveloped land in Temecula, California, and an investment in VRLP. Development costs consist primarily of legal expenses ($67,000 in 1998, $80,000 in 1997, and $120,000 in 1996) related to the litigation regarding the effective down-zoning of the 33 acres of land and property taxes ($89,000 in 1998, $85,000 in 1997, and $62,000 in 1996). Development interest primarily represents the interest portion of the assessment district payments due each year and the interest accrued on the delinquent payments.

The following is a summary of the changes in the operations of VRLP in 1998 and 1997 compared to the previous years:

                                                    1998         1997
                                              ----------   ----------
          Revenues ........................   $  513,000   $  127,000
          Gain on sale ....................    3,047,000       60,000
          Operating expenses ..............      252,000      185,000
          Depreciation and amortization ...      145,000      108,000
          Interest ........................      109,000      185,000
          Net income (loss) ...............    3,054,000     (291,000)

During the year ended June 30, 1997, VRLP completed construction of a shopping center on 10 acres of land in May 1997 and sold approximately 3.6 acres of land. During the year ended June 30, 1998, VRLP sold the completed shopping center for $9,500,000 and an additional .59 acres of land. As a result, the operating results only reflect shopping center operations for two months in 1997 and six months in 1998. The remaining 13 acres of undeveloped land were contributed to a limited liability company in August 1998. The agreement provides that the other member will advance funds over the next 12 months to fund predevelopment expenses and obtain financing for the eventual development. However, each of the members is required to advance funds equal to 50 percent of the annual property taxes and assessments ($163,000 annually) until development commences.

The Company recorded a $480,000 provision for impairment loss in the year ended June 30, 1998 to reduce the carrying value of the Company's investment in VRLP at June 30, 1998 to reflect the estimated distributions the Company will receive from VRLP. The Company recorded a $2,409,000 provision for impairment loss at June 30, 1997 on the 33-acre parcel related to the City of Temecula's effective down-zoning of the property.

A subsidiary of the Company accrued amounts in prior years related to a loss contingency which were reversed in 1996 as the loss contingency was no longer considered probable.

GOLF SHAFT MANUFACTURING:
-------------------------
Sales during the years 1998 and 1997 were insignificant because Penley has not yet developed sales with golf club manufacturers or distributors. The sales were principally to custom golf shops. Operating expenses of the golf segment consisted of the following in 1998 and 1997:

                                        1998       1997
                                    ----------   --------
     Costs  of sales  and
       manufacturing overhead ...   $  643,000   $ 97,000
     Research and development ...      134,000     75,000
                                    ----------   --------
        Total golf costs ........      777,000    172,000
                                    ==========   ========

     Marketing and promotion ....    1,151,000    206,000
     Administrative costs- direct      138,000    139,000
                                    ----------   --------
       Total SG&A-direct ........    1,289,000    345,000
                                    ==========   ========

The Company expects that it will be another six to twelve months before Penley is able to develop sales with these types of customers.

UNALLOCATED AND OTHER:
----------------------

Revenues increased by $72,000 in 1997 due to a $47,000 increase in brokerage commissions earned in 1997.

Unallocated SG&A and Other SG&A decreased by $41,000 in 1998 and $102,000 in 1997. The primary reason for the decrease in 1997 related to discretionary bonuses of $140,000 awarded in 1996 that were not awarded in 1997 or 1998. This decrease in 1997 was partially offset by a $50,000 reduction in the allocation of corporate expenses to segments due to the sale of the bowling centers in May and August of 1996.

Interest expense declined by $47,000 in 1997 due to the reduction of the outstanding principal balances of long-term debt and that there were no draws on the Company's line of credit during the year.

Investment income increased by $70,000 in 1997 due to the investment of cash balances in excess of working capital needs that were generated by the proceeds from the sale of assets in May and August of 1996.

In 1998, the Company recognized a deferred gain of $716,025 related to the sale of two bowling centers in 1989 because it collected the balance of a note receivable from the sale.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

  (a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 14 of this report.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------
                                     None

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 1998. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

        Directors and Officers  Age   Position and Tenure with Company
        ----------------------  ---   --------------------------------
        Harold S. Elkan.......  55    Director since November 7, 1983;
                                        President since November 11, 1983

        Steven R. Whitman.....  45    Chief Financial Officer and Treasurer
                                       since May 1987;Director and Assistant
                                       Secretary since August 1, 1989
                                        Secretary since January 1995

        Patrick D. Reiley.....  57    Director since August 21, 1986

        James E. Crowley......  51    Director since January 10, 1989

        Robert A. MacNamara...  50    Director since January 9, 1989

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

     3. Patrick D. Reiley was the Chairman of the Board and Chief Executive Officer of Reico Insurance Brokers, Inc. (Reico) from 1980 until June 1995, when Reico ceased doing business. Reico was an insurance brokerage firm in San Diego, California. Mr. Reiley has been a principal of A.R.I.S., Inc., an internatational insurance brokerage company, since 1997.

     4. James E. Crowley has been an owner and operator of various automobile dealerships for the last twenty years. Mr. Crowley was President and controlling shareholder of Jamar Holdings, Ltd., doing business as San Diego Mitsubishi, from August 1988 to October 1994, President of Coast Nissan from 1992 to August 1996; and has been President of the Automotive Group since March 1994. The Automotive Group operates North County Ford, North County Jeep GMC, TAG Collision Repair, and Lake Elsinore Ford.

     5. Robert A. MacNamara had been employed by Daley Corporation, a California corporation, from 1978 through 1997, the last eleven years of which he served as Vice President of the Property Division. Daley Corporation is a residential and commercial real estate developer and a general contractor. Mr. MacNamara is currently an independent consultant to the real estate development industry.

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

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 1996 through 1998, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 1998 exceeded $100,000.

                                                     Long-term   All Other
    Name and                                          Compen-     Compen-
Principal Position Year   Salary    Bonus    Other     sation      sation
-----------------  ----  --------  -------   ------  ----------  ----------
Harold S. Elkan,   1998  $250,000  $   --    $  --      $   --     $   --
   President       1997   250,000      --       --          --         --
                   1996   250,000  100,000      --          --         --

Steven R. Whitman, 1998   100,000      --       --          --         --
   Chief Financial 1997   100,000      --       --          --         --
     Officer       1996   100,000   40,000      --          --         --


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

     (h) Employment  Contracts,  Termination of Employment and Change-in-Control
Arrangements: The employment agreement for Harold S. Elkan (Elkan), the Company's President, expired in January 1998, however, the Company is continuing to honor the terms of the agreement until such time as the Compensation Committee can finish its review and propose a new contract. Pursuant to the expired employment agreement, Elkan is to receive a sum equal to twice his annual salary ($250,000 as of June 30, 1998) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

     (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 1998.

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

The performance graph and schedule provide information required by regulations of the Securities and Exchange Commission. However, the Company believes that this performance graph and schedule could be misleading if it is not understood that there is limited trading of the Company's stock. The Company's common stock has traded in the range of $.01 to $.02 for most of the past five years. As a result, a small increase in the per share price results in large percentage changes in the value of an investment.

The performance is calculated by assuming $100 is invested at the beginning of the period (July 1992) in the Company's common stock at a price equal to its market value (the bid price). At the end of each fiscal year, the total value of the investment is computed by taking the number of shares owned multiplied by the market price of the shares at the end of each fiscal year.

               SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

                                 Sports                S&P Leisure
                 Year Ended    Arenas, Inc.   S&P 500       Time
                 ----------    -----------    -------  -----------
                    6/93            100         100         100
                    6/94            100          99         134
                    6/95            100         121         120
                    6/96            100         149         154
                    6/97            100         198         214
                    6/98            300         252         172

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
(a) - (c):
                              Shares           Nature of     Percent
    Name and Address       Beneficially       Beneficial     of Class
                               Owned           Ownership
------------------------  -------------     --------------   --------
Harold S. Elkan           21,808,267 (a)    Sole investment    80.0%
5230 Carroll Canyon Road                   and voting power
San Diego, California

All directors and           21,808,267      Sole investment    80.0%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
(a) - (c):

     1. The Company has $523,408 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his wholly-owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 1998 ($539,306 as of June 30, 1997). The balance at June 30, 1998 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $50,000 due on January 1, 1999-2000. The balance is due January 1, 2001. The largest amount outstanding during the year was $573,528 in October 1997.

     2. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (11 percent at June 30, 1998) and to be added to the principal balance annually. At June 30, 1998, $1,126,197 of interest had been accrued ($909,396 as of June 30, 1997). The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

   A.  The following documents are filed as a part of this report:

      1. Financial Statements of Registrant

        Independent Auditors' Report...................................   19
        Sports Arenas, Inc. and subsidiaries consolidated financial statements:
           Balance sheets as of June 30, 1998 and 1997.................  20-21
           Statements of operations for each of the years in the
             three-year period ended June 30, 1998.....................   22
           Statements of shareholders' deficit for each of the years
              in the three-year period ended June 30, 1998.............   23
           Statements of cash flows for each of the years in the
             three-year period ended June 30, 1998.....................  24-25
           Notes to financial statements...............................  26-40

      2. Financial Statements of Unconsolidated Subsidiaries

        UCV, L.P. (a California limited partnership)- 50 percent owned investee:
           Independent Auditors' Report................................    41
           Balance sheets as of March 31, 1998 and 1997................    42
           Statements of income and partners' deficit for each of the
             years  in the three-year period ended March 31, 1998......    43

           Statements of cash flows for each of years in the
             three-year period ended March 31, 1998....................    44
           Notes to financial statements...............................  45-46

        Vail Ranch Limited Partnership (a California limited
        partnership)-
        a 50 percent owned investee
           Independent Auditors' Report................................    47
           Balance sheets as of June 30, 1998 and 1997 (Unaudited).....    48
           Statements of operations for the years ended
             June 30, 1998, 1997 (Unaudited), and 1996 (Unaudited).....    49
           Statements of partners' capital for the years ended
             June 30, 1998, 1997 (Unaudited), and 1996 (Unaudited).....    50
           Statements of cash flows for the years ended
             June 30, 1998, 1997 (Unaudited), and 1996 (Unaudited).....    51
           Notes to financial statements...............................   52-54


      3. Financial Statement Schedules

           There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto.


      4.  Exhibits

        22.1  Subsidiaries of the Registrant...........................    56

B.  Reports on Form 8-K:

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                               INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and shareholders' deficit, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          KPMG PEAT MARWICK LLP

San Diego, California
September 30, 1998

                            SPORTS ARENAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND 1997

                                           ASSETS

                                                                 1998           1997
                                                                 ----           ----
Current assets:
   Cash and cash equivalents .............................   $ 1,416,460    $   821,513
   Current portion of notes receivable ...................        12,105         25,000
   Current portion of notes receivable-affiliate (Note 3b)        50,000         50,000
   Other receivables .....................................       166,427         68,244
   Inventories (Note 2)...................................       302,595         89,118
   Prepaid expenses ......................................       246,135        124,306
   Current assets of discontinued operation (Note 12d) ...          --          431,199
                                                             -----------    -----------
      Total current assets ...............................     2,193,722      1,609,380
                                                             -----------    -----------

Receivables due after one year:
   Note receivable (Note 3a) .............................          --          728,838
   Less deferred gain (Note 3a) ..........................          --         (716,025)
   Note receivable- Affiliate (Note 3b) ..................       523,408        539,306
   Note receivable- Other, net (Note 3d) .................        12,105         35,477
                                                             -----------    -----------
                                                                 535,513        587,596
   Less current portion ..................................       (62,105)       (75,000)
                                                             -----------    -----------
                                                                 473,408        512,596
                                                             -----------    -----------
Property and equipment, at cost (Notes 7 and 10):
   Land ..................................................       678,000        678,000
   Buildings .............................................     2,461,327      2,461,327
   Equipment and leasehold and tenant improvements .......     1,997,192      1,752,244
                                                             -----------    -----------
                                                               5,136,519      4,891,571
      Less accumulated depreciation and amortization .....    (1,654,521)    (1,291,861)
                                                             -----------    -----------
       Net property and equipment ........................     3,481,998      3,599,710
                                                             -----------    -----------

Other assets:
   Undeveloped land, at cost (Notes 4 and 6c) ............     1,665,643      1,665,643
   Intangible assets, net (Note 5) .......................       315,015        447,608
   Investments (Note 6) ..................................     1,209,944      2,012,119
   Other assets ..........................................       108,923         86,699
                                                             -----------    -----------
                                                               3,299,525      4,212,069
                                                             -----------    -----------

                                                             $ 9,448,653    $ 9,933,755
                                                             ===========    ===========

                            SPORTS ARENAS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND 1997 (CONTINUED)

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                  1998            1997
                                                                  ----            ----

Current liabilities:
   Assessment district obligation-in-default (Note 4c) ..   $  2,319,826    $  2,097,982
   Current portion of long-term debt (Note 7a) ..........        347,000         481,000
   Notes payable, short-term (Note 7d) ..................           --           250,000
   Accounts payable .....................................        577,847         412,510
   Accrued payroll and related expenses .................        108,497          76,087
   Accrued property taxes, in default (Note 4c) .........        478,665         408,784
   Accrued interest .....................................         28,581          29,353
   Accrued frequent bowler program expense ..............           --            60,239
   Other liabilities ....................................        152,694         147,324
   Current liabilities of discontinued
      operation (Note 12d) ..............................           --           365,837
                                                            ------------    ------------
      Total current liabilities .........................      4,013,110       4,329,116
                                                            ------------    ------------

Long-term debt, excluding current portion (Note 7) ......      3,287,783       4,061,987
                                                            ------------    ------------


Distributions received in excess of basis in
  investment (Notes 6a and 6b) ..........................     12,280,101      10,083,802
                                                            ------------    ------------

Tenant security deposits ................................         25,951          27,847
                                                            ------------    ------------

Minority interest in consolidated subsidiary (Note 6c) ..      1,762,677       2,212,677
                                                            ------------    ------------

Commitments and contingencies (Notes 4a, 4c, 5a, 6c,
    8 and 10)

Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and outstanding        272,500         272,500
   Additional paid-in capital ...........................      1,730,049       1,730,049
   Accumulated deficit ..................................    (11,736,312)    (10,813,818)
                                                            ------------    ------------
                                                              (9,733,763)     (8,811,269)
   Less note receivable from shareholder (Note 3c) ......     (2,187,206)     (1,970,405)
                                                            ------------    ------------
     Total shareholders' deficit ........................    (11,920,969)    (10,781,674)
                                                            ------------    ------------

                                                            $  9,448,653    $  9,933,755
                                                            ============    ============











               See accompanying notes to consolidated financial statements.

                             SPORTS ARENAS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                           1998           1997           1996
                                                           ----           ----           ----
Revenues:
   Bowling .........................................   $ 2,810,862    $ 3,114,016    $ 7,452,834
   Rental ..........................................       500,785        513,262        509,004
   Golf ............................................       241,636         67,260           --
   Other ...........................................       146,713        144,920         76,138
   Other-related party (Note 6b) ...................       113,755        111,828        108,233
                                                       -----------    -----------    -----------
                                                         3,813,751      3,951,286      8,146,209
                                                       -----------    -----------    -----------
Costs and expenses:
   Bowling .........................................     1,997,237      2,223,704      4,841,886
   Rental ..........................................       251,395        239,292        249,354
   Golf ............................................       776,780        171,493           --
   Development .....................................       156,742        172,139        185,691
   Selling, general, and administrative ............     2,695,677      1,699,851      2,707,810
   Depreciation and amortization ...................       538,985        660,516        979,116
   Loss on disposition of undeveloped
    land (Note 4c) .................................          --          468,268           --
   Provision for impairment
    losses (Notes 3d, 4c and 5c) ...................          --        2,643,248           --
                                                       -----------    -----------    -----------
                                                         6,416,816      8,278,511      8,963,857
                                                       -----------    -----------    -----------
Loss from operations ...............................    (2,603,065)    (4,327,225)      (817,648)
                                                       -----------    -----------    -----------

Other income (expenses):
   Investment income:
     Related party (Notes 3b and 3c) ...............       259,936        234,650        222,556
     Other .........................................       112,141        136,112         78,417
   Interest expense related to development
     activities ....................................      (221,844)      (234,790)      (239,190)
   Interest expense and amortization of finance
     costs .........................................      (472,174)      (481,237)      (844,944)
   Equity in income of investees (Note 6) ..........     1,793,457        170,968        104,450
   Provision for impairment
     loss-investee (Note 6c) .......................      (480,000)          --             --
   Recognition of deferred gain (Note 3a) ..........       716,025           --           21,422
   Gain on sale of undeveloped land (Note 4b) ......          --             --          120,401
   Gain on sale of bowling centers and
     other assets (Notes 6d and 12) ................          --        1,154,514      1,658,463
   Minority interest in income of consolidated
     subsidiary  (Note 6d) .........................          --             --         (556,237)
   Reversal of accrued liability (Note 8c) .........          --             --          769,621
                                                       -----------    -----------    -----------
                                                         1,707,541        980,217      1,334,959
                                                       -----------    -----------    -----------

Income (loss) from continuing operations ...........      (895,524)    (3,347,008)       517,311

Net income (loss) from discontinued
 operations (Note 12d) .............................       (26,970)       (18,401)        51,553
                                                       -----------    -----------    -----------

Net income (loss) ..................................   ($  922,494)   ($3,365,409)   $   568,864
                                                       ===========    ===========    ===========


Basic and diluted net income (loss) per common share
   from continuing operations ......................     ($ 0.03)      ($ 0.12)        $  0.02
                                                       ===========    ===========    ===========



              See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996






                              Common   Stock                                       Note
                              ---------------      Additional                   Receivable
                            Number of               paid-in     Accumulated        From
                             Shares      Amount     capital        Deficit      Shareholder        Total
                           -----------  --------   ----------    -----------    -----------    ------------

Balance at June 30, 1995   27,250,000   $272,500   $1,730,049    ($8,017,273)   ($1,601,278)   ($ 7,616,002)

   Interest accrued ....         --         --           --             --         (176,744)       (176,744)
   Net income ..........         --         --           --          568,864           --           568,864
                           ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 1996   27,250,000    272,500    1,730,049     (7,448,409)    (1,778,022)     (7,223,882)

   Interest accrued ....         --         --           --             --         (192,383)       (192,383)
   Net loss ............         --         --           --       (3,365,409)          --        (3,365,409)
                           ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 1997   27,250,000    272,500    1,730,049    (10,813,818)    (1,970,405)    (10,781,674)


   Interest accrued ....         --         --           --             --         (216,801)       (216,801)
   Net loss ............         --         --           --         (922,494)          --          (922,494)
                           ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 1998   27,250,000   $272,500   $1,730,049   ($11,736,312)   ($2,187,206)   ($11,920,969)
                           ==========   ========   ==========   ============    ===========    ============









          See accompanying notes to consolidated financial statements.

                            SPORTS ARENAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                         1998          1997           1996
                                                         ----          ----           ----
Cash flows from operating activities:
  Net income (loss) .............................   ($  922,494)   ($3,365,409)   $   568,864
  Adjustments to reconcile net income (loss) to
    the net cash provided (used) by operating
    activities:
      Amortization of deferred financing
        costs and discount ......................        23,455         31,555         38,976
      Depreciation and amortization .............       543,178        666,967        985,401
      Equity in income of investees .............    (1,793,457)      (170,968)      (104,450)
      Loss on disposition of undeveloped land ...          --          468,268           --
      Interest income accrued on note receivable
        from shareholder ........................      (216,801)      (192,383)      (176,744)
      Interest accrued on assessment district
        obligations .............................       221,844        208,564        132,687
      Provision for impairment losses ...........       480,000      2,643,248           --
      Gain on sale of assets ....................       (10,279)    (1,154,514)    (1,778,864)
      Recognition of deferred gain ..............      (716,025)          --             --
      Reversal of accrued liability .............          --             --         (769,621)
      Minority interest in income of
        consolidated subsidiary .................          --             --          556,237
    Changes in assets and liabilities:
     (Increase) decrease in receivables .........       (98,183)        61,219        (82,875)
     (Increase) decrease in assets of
        discontinued operation ..................       130,607        219,675       (356,355)
     (Increase) decrease in inventories .........      (213,477)        30,484           --
     (Increase) decrease in prepaid expenses ....      (121,829)        25,494        (24,359)
      Increase (decrease) in accounts payable ...       188,337         19,019        (42,064)
      Increase (decrease) in accrued expenses ...        46,650       (501,620)       460,752
      Increase (decrease) in liabilities of
        discontinued operation ..................       (77,105)      (178,896)       313,435
      Other .....................................         2,916         50,836        (23,406)
                                                    -----------    -----------    -----------
        Net cash used by operating activities ...    (2,532,663)    (1,138,461)      (302,386)
                                                    -----------    -----------    -----------
Cash flows from investing activities:
  (Increase) decrease in notes receivable .......       768,108         72,500         87,212
   Other capital expenditures ...................      (321,483)      (314,134)       (48,611)
   Sale of discontinued operation (Note 12d) ....        30,207           --             --
   Increase in lease inception fee ..............          --         (232,995)          --
   Proceeds from sale of other assets ...........        26,950         33,542        160,401
   Proceeds from sale of bowling
       centers (Notes 6d, 12a, and 12b) .........          --        2,052,185      1,675,142
   Contributions to investees ...................          --             --          (69,643)
   Distributions received from investees ........     4,258,511        580,884        320,000
   Distribution to holder of minority interest ..      (450,000)          --             --
   Acquisition of golf shaft
       manufacturer (Note 12c) ..................          --         (172,071)          --
   Acquire additional interest in
       investees (Notes 6c and 6d) ..............          --             --           (5,289)
                                                    -----------    -----------    -----------
        Net cash provided by investing activities     4,312,293      2,019,911      2,119,212
                                                    -----------    -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments .................      (934,683)    (1,392,382)      (754,646)
   Proceeds from short-term borrowings ..........       400,000        250,000           --
   Payments of short-term borrowings ............      (650,000)          --             --
   Proceeds from line of credit .................          --             --          510,000
   Payments on line of credit ...................          --             --         (598,742)
   Other ........................................          --          (11,020)          --
                                                    -----------    -----------    -----------
        Net cash used by financing activities ...    (1,184,683)    (1,153,402)      (843,388)
                                                    -----------    -----------    -----------
Net increase (decrease) in cash and equivalents .       594,947       (271,952)       973,438
Cash and cash equivalents, beginning of year ....       821,513      1,093,465        120,027
                                                    ===========    ===========    ===========
Cash and cash equivalents, end of year ..........   $ 1,416,460    $   821,513    $ 1,093,465
                                                    ===========    ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996

SUPPLEMENTAL CASH FLOW INFORMATION:

                                             1998          1997          1996
                                           --------      --------      --------
   Interest paid                           $451,000      $469,000      $793,000
   -------------                           ========      ========      ========

Supplemental schedule of non-cash investing and financing activities:
---------------------------------------------------------------------
Long-term debt of $45,486 in 1998 and $380,000 in 1997 was incurred to finance capital expenditures of $70,849 in 1998 and $535,963 in 1997.

On January  1, 1998,  the  Company  sold all of the  common  stock of Ocean West
   Builders, Inc. for $66,678, which after deducting the cash of Ocean West Builders, Inc., provided net proceeds to the Company of $30,207. The sale resulted in the following decreases to assets and liabilities: accounts receivable- $8,847; contracts receivable- $300,175; prepaid expenses- $13,553; property and equipment- $44,041; accumulated depreciation- $6,687; accounts payable- $260,446; accrued expenses- $28,286; billings in excess of costs- $21,983; notes payable- $19,007

During the year ended June 30, 1998, the Company sold miscellaneous assets for cash proceeds of $26,950 and extinguished an account payable of $23,000. The sale reduced property and equipment by $77,980 and accumulated depreciation by $38,309.

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

The sale of three bowling centers on August 7, 1996 resulted in decreases to the following assets and liabilities: property and equipment- ($6,741,237); accumulated depreciation- ($4,013,747); deferred loan costs- ($6,353); prepaid expenses ($20,000); and notes payable- ($1,801,172). See Note 6d regarding supplemental information regarding the proceeds from the sale of bowling center in the year ended June 30, 1996.

The sale of undeveloped land in January 1996 for cash of $160,401 resulted in a decrease in undeveloped land of $40,000.
















          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1. Summary of significant accounting policies and practices:

  Description of business- The Company, primarily through its subsidiaries, owns and operates two bowling centers, an apartment project (50% owned), one office building, a construction company (sold in January 1998), a graphite golf shaft manufacturer, and undeveloped land. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing.

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

  Cash and cash equivalents - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. Cash equivalents totaled $1,011,343 and $595,412 at June 30, 1998 and 1997, respectively.

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

  Income taxes - The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

  Amortization of intangible assets - Deferred loan costs are being amortized over the terms of the loans on the straight-line method. Goodwill related to the acquisition of a bowling center was amortized over 5 years on the straight-line method and is fully amortized as of June 30, 1998.

  Valuation  impairment  -  SFAS  No.  121,"Accounting  for  the  Impairment  of
    Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets.

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

     Cash, cash equivalents, accounts receivable and accounts payable - the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

     Notes receivable- The aggregate carrying value of notes receivable reported in the balance sheet approximates the fair value. The fair value was determined by discounting future cash flows using interest rates for similar types of borrowing arrangements

     Long-term debt - the fair value was determined by discounting future cash flows using the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value of long-term debt reported in the balance sheet approximates the fair value.

  Use of estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with general accepted accounting principles. Actual results could differ from these estimates.

  Income (loss) Per Share - In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. No prior period earnings per share amounts were restated as a result of implementing SFAS No. 128.

    Basic earnings per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of earnings
    (loss) for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period. The Company currently has no potentially dilutive securities outstanding. The weighted average shares used for basic and diluted earnings per share computation was 27,250,000 for each of the years in the three-year period ended June 30, 1998.

  Reclassifications - Certain reclassifications have been made to the prior years financial statements to conform to the classifications used in 1998.

2.  Inventories:

      Inventories consist of the following:
                                      1998         1997
                                      ----         ----
        Raw materials               $121,548     $29,614
        Work in process              111,837      25,106
        Finished goods                69,210      34,398
                                    --------     -------
                                    $302,595     $89,118
                                    ========     =======

3. Notes receivable:

   (a) Sale of bowling centers - The Company sold two bowling centers in April 1989. Part of the consideration was an $800,000 note receivable from the purchaser of the bowling centers (Purchaser) due in monthly installments of $7,720 beginning October 1, 1989, including principal and interest at 10 percent per annum. The Company deferred recognition of $800,000 of the gain from the sale of the bowling centers in the year ended June 30, 1989 until such time as the operations of the two bowling centers became sufficient to support the payment of their obligations or as the principal balance was paid. The note was paid in full in June 1998 and the balance of the deferred gain of $716,025 was recognized in the year ended June 30, 1998.

   (b) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $43,135, $42,267, and $45,812 in 1998, 1997, and 1996, respectively. The balance of $523,408 at June 30, 1998 bears interest at 8 percent per annum and is due in annual installments of interest plus principal payments of $50,000 due on December 31 of each year until maturity. The balance is due on January 1, 2001.

   (c) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (11 percent at June 30, 1998) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $1,126,197 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company. The Company recorded interest income from this note of $216,801 in 1998, $192,383 in 1997, and $176,744 in 1996.

    (d) Other- In the year ended June 30 ,1997 the Company recorded a $35,135 provision for impairment loss related to the balance of a note receivable that is likely to be uncollectible.

4. Undeveloped land:

   Undeveloped land consisted of the following at June 30, 1998 and 1997:
                                             1998             1997
                                         -----------      -----------
          Lake of Ozarks, MO .......     $   281,629      $   281,629
          Temecula, CA .............       3,793,014        3,793,014
           Less provision for
             impairment loss .......      (2,409,000)      (2,409,000)
                                         -----------      -----------
                                         $ 1,665,643      $ 1,665,643
                                         ===========      ===========

   (a) In August 1984, the Company acquired approximately 500 acres of undeveloped land in Lake of Ozarks, Missouri from an entity controlled by Harold S. Elkan (Elkan). The purchase price approximated the affiliate's original purchase price. Elkan has agreed to indemnify the Company for any realized decline in value of the land. The carrying value of the land was $281,629 at June 30, 1998 and 1997.

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

  (c) Through its ownership of Old Vail Partners, L.P. and its predecessor Old Vail Partners, a general partnership (collectively referred to as OVP, see
      Note 6c), the Company owns 33 acres of undeveloped land in Temecula, California. The carrying value of the property consists of:
                                                   1998          1997
                                                ----------    -----------
         Acres................................      33            33
         Acquisition cost..................... $ 2,142,789    $ 2,142,789
         Capitalized assessment district costs   1,434,315      1,434,315
         Other development planning costs.....     215,910        215,910
         Provision for impairment loss........ ( 2,409,000)   ( 2,409,000)
                                               -----------    -----------
                                               $ 1,384,014    $ 1,384,014
                                               ===========    ===========

     The 33 acres of land owned by OVP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP has been delinquent in the payment of property taxes and assessments for the last six years. The property is currently subject to default judgments to the County of Riverside,
     California totaling approximately $1,647,054 regarding delinquent assessment district payments ($1,159,326) and property taxes ($487,728). The County attempted to sell the 33 acre parcel at public sale on March 18, 1997 for the defaulted property taxes and again on April 22, 1997 for the default under the assessment district obligation, however, the County was not able to obtain any bids to satisfy the obligations and the sale was not completed. The County did not attempt to sell the property at public sale in 1998.

     On March 18, 1997, the County sold a 7-acre parcel, which had been owned by OVP and subject to default judgements for delinquent assessment district and property tax payments, at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the delinquent assessment district obligation of $171,672. OVP recorded a loss from the disposition of the undeveloped land of $468,268 representing the carrying value of the 7 acre parcel ($662,710) less the property taxes extinguished and assessment district obligations assumed.

     The principal balance of the allocated portion of the assessment district bonds ($1,160,500), and delinquent principal, interest and penalties ($1,159,326) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at June 30, 1998. In addition, accrued property taxes in the balance sheet at June 30, 1998 includes $487,728 of delinquent property taxes and late fees related to the 33-acre parcel.

     In November 1993, the City of Temecula adopted a general development plan that designated the property owned by OVP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned OVP's property from a "commercial" to "professional office" use. The property is subject to assessment district obligations that were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of assessment district costs. OVP has filed suit against the City of Temecula claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVP's property without payment of just compensation. OVP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVP and the City of Temecula attempted to informally resolve this litigation. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.

     As a result of the County's judgements for defaulted taxes and assessments and the County's sale of the 7 acre parcel at public sale in March 1997, the Company recorded a $2,409,000 provision for impairment loss during the year ended June 30, 1997 to reduce the carrying value on the 33-acre parcel to its estimated fair market value related to the City of Temecula's effective down-zoning of the property. The estimated fair market value was determined based on cash flow projections and comparable sales.

   5. Intangible assets:

     Intangible assets consisted of the following as of June 30, 1998 and 1997:

                                                 1998           1997
                                              ---------    -----------
     Deferred lease costs:
       Subleasehold interest ..............   $ 111,674    $   111,674
         Less accumulated amortization ....     (29,897)       (28,001)
       Lease inception fee ................     232,995        232,995
         Less accumulated amortization ....     (46,575)        (9,291)
                                              ---------    -----------
                                                268,197        307,377
                                              ---------    -----------
     Deferred loan costs ..................      85,137        137,137
         Less accumulated amortization ....     (38,319)       (66,864)
                                              ---------    -----------
                                                 46,818         70,273
                                              ---------    -----------
     Goodwill .............................        --        1,345,362
         Less accumulated amortization ....        --       (1,076,291)
         Less provision for impairment loss        --         (199,113)
                                              ---------    -----------
                                                   --           69,958
                                              ---------    -----------
                                              $ 315,015    $   447,608
                                              =========    ===========

   (a) The Company is a sublessor on a parcel of land that is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980. The Company is amortizing the capitalized carrying costs over the period of the subleases on the straight-line method. The future minimum rental payments payable by the Company to the lessor on the lease are approximately $136,000 per year for the remaining term of 45 years (aggregate of $6,145,000) based on 85 percent of the minimum rent due from the sublessees. The future minimum rents due to the Company from the sublessees are approximately $160,000 per year for the remaining term of 45 years (aggregate of $7,200,000). The subleases provide for increases every five years based on increases in the Consumer Price Index.

   (b) In March 1997 the Company paid $232,995 to the lessor of the real estate in which the Grove bowling center is located. The payment represented the balance due for a deferred lease inception fee. The fee is being amortized over the then remaining lease term of 75 months.

   (c) Goodwill relates to two bowling centers acquired in August 1993 and was amortized over 5 years. In the year ending June 30, 1997, the Company recorded a $199,113 provision for impairment loss related to the unamortized balance of goodwill for one of the bowling centers. The balance of goodwill was amortized in the year ended June 30, 1998.

6. Investments:

   (a) Investments consist of the following:

                                                       1998            1997
                                                  ------------    ------------
     Accounted for on the equity method:
        Investment in UCV, L.P. ...............   $(12,280,101)   $(10,083,802)
        Vail Ranch Limited Partnership ........      1,172,018       1,974,193
                                                  ------------    ------------
                                                   (11,108,083)     (8,109,609)
        Less Investment in UCV, L.P. classified
          as liability- Distributions received
          in excess of basis in investment ....     12,280,101      10,083,802
                                                  ------------    ------------
                                                     1,172,018       1,974,193
     Accounted for on the cost basis:
        All Seasons Inns, La Paz ..............         37,926          37,926
                                                  ------------    ------------
          Total investments ...................   $  1,209,944    $  2,012,119
                                                  ============    ============

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                              1998        1997        1996
                          ----------   ---------    --------
     UCV, L.P. ........   $  343,121   $ 301,478    $104,450
     Vail Ranch Limited
         Partnership ..    1,450,336    (130,510)       --
                          ----------   ---------    --------
                          $1,793,457   $ 170,968    $104,450
                          ==========   =========    ========

   (b) Investment in UCV, L.P.:

     The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California. The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):
                                             1998          1997          1996
                                         -----------   -----------   -----------
     Total assets ....................   $ 1,765,000   $ 2,062,000   $ 2,587,000
     Total liabilities ...............    20,110,000    20,169,000    20,204,000

     Revenues ........................     4,491,000     4,353,000     4,169,000
     Operating and general and
       administrative costs...........     1,520,000     1,429,000     1,465,000
     Redevelopment planning costs ....         6,000        24,000       186,000
     Depreciation ....................       176,000       194,000       194,000
     Interest and amortization expense     2,103,000     2,103,000     2,115,000
     Net income ......................       686,000       603,000       209,000


     The  apartment  project  is  managed  by  the  Company,   which  recognized
     management  fee  income  of  $113,755,   $111,828,   and  $108,233  in  the
     twelve-month periods ended June 30, 1998, 1997, and 1996, respectively.

     A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:

                                             1998            1997
                                         ------------    ------------
     Balance, beginning ..............   $ 10,083,802    $  9,828,360
     Equity in income ................       (343,121)       (301,478)
     Cash distributions ..............      2,486,000         503,500
     Amortization of purchase price in
        excess of equity in net assets         53,420          53,420
                                         ------------    ------------
     Balance, ending .................   $ 12,280,101    $ 10,083,802
                                         ============    ============

   (c) Investment in Old Vail Partners and Vail Ranch Limited Partnership:

     RCSA Holdings, Inc. (RCSA) and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P. , a California limited partnership
     (OVP). OVP owns approximately 33 acres of undeveloped land and a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). The other partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $450,000 was paid during the year ended June 30, 1998. Under certain circumstances, which have not yet occurred, the Company may have to make an additional minimum distribution of $50,000 in September 1999. This limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets.

     The following is summarized balance sheet information of OVP included in the Company's consolidated balance sheet as of June 30, 1998 and 1997:
                                            1998         1997
                                         ----------   ----------
     Assets:
       Undeveloped land (Note 4c) ....   $1,384,014   $1,384,014
       Investment in Vail Ranch
         Limited Partnership .........    1,172,018    1,974,193
     Liabilities
       Assessment district
         obligation-in-default .......    2,319,826    2,097,982
       Accrued property taxes ........      487,728      399,140
       Minority interest in subsidiary    1,762,677    2,212,677


     VRLP is a partnership formed in September 1994 between OVP and a third party (Developer) to develop 32 acres of the land that was contributed by OVP to VRLP. During the fiscal year ended June 30, 1997, VRLP constructed a 107,749 square foot retail complex which utilized approximately 14 of the 27 developable acres. On January 1, 1998, VRLP sold the retail complex for $9,500,000. On August 7, 1998, VRLP executed a limited liability company operating agreement with the buyer of the retail center to develop the remaining 13 acres. VRLP, as a 50 percent member and the manager, contributed the remaining 13 acres of developable land at an agreed upon value of $2,000,000 and the other member contributed cash of $1,000,000, which was distributed to VRLP as a capital distribution. The Company recorded a provision for impairment loss of $480,000 in June 1998 to reduce the carrying value of its investment in VRLP to reflect an amount equal to the estimated distributions the Company would receive based on the estimated fair market value of VRLP's assets and liabilities as of June 30, 1998.

     As a result of the sale of the property in January 1998, OVP received distributions totaling $1,772,511 in the year ended June 30, 1998. OVP received an additional distribution of $575,600 in August 1998 related to the distribution VRLP received from the limited liability company. Hereafter, VRLP's partnership agreement provides for OVP to receive 60 percent of future distributions, income and loss.

    The following is summarized financial information of VRLP as of June 30, 1998 and 1997 and for the years then ended:

                                        1998           1997
                                     ----------   ------------
     Assets:
       Operating property:
         Land ....................   $     --     $    744,000
         Buildings and
           improvements ..........         --        5,842,000
         Deferred costs ..........         --          829,000
         Accumulated depreciation
           and amortization ......         --         (108,000)
       Land held for development .    3,454,000      3,250,000
       Other assets ..............       37,000        570,000
           Total assets ..........    3,491,000     11,127,000
     Liabilities:
       Accounts payable ..........       45,000        985,000
       Construction loan payable .         --        5,779,000
       Assessment district
         obligation ..............    1,508,000      2,559,000
           Total liabilities .....    1,553,000      9,323,000
       Partners' capital .........    1,938,000      1,804,000
     Revenues ....................      640,000        128,000
     Gain on sale of property, net    3,107,000         60,000
     Net income (loss) ...........    2,762,000       (292,000)

     The following is a  reconciliation  of the investment in Vail Ranch Limited
     Partnership:

                                         1998           1997
                                     -----------    -----------
     Balance, beginning ..........   $ 1,974,193    $ 2,182,087
     Distributions ...............    (1,772,511)       (77,384)
     Provision for impairment loss      (480,000)          --
     Equity in net income (loss) .     1,450,336       (130,510)
                                     -----------    -----------
     Balance, ending .............   $ 1,172,018    $ 1,974,193
                                     ===========    ===========

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

     The following are the combined results of operations of Redbird Lanes and Redbird Properties included in the Company's statements of operations, excluding the gain from the sale:

                                         1996
                                     -----------
     Revenues ....................   $ 1,154,527
     Bowling costs ...............       699,475
     Selling, general and
      administrative:
       Direct ....................       248,899
       Allocated .................        58,000
     Depreciation ................        58,681
     Interest ....................        93,044
     Loss excluding gain from sale        (3,572)



   (e) Other investment:

     The Company owns 6 percent limited partnership interests in two partnerships that own and operate a 109-room hotel (the Hotel) in La Paz, Mexico (All Seasons Inns, La Paz). The $37,926 carrying value of the Hotel at June 30, 1998 and 1997 is net of a $125,000 valuation adjustment recorded in the year ended June 30, 1991. On August 13, 1994, the partners owning the Hotel agreed to sell their partnership interests to one of the general partners. The total consideration to the Company ($123,926) was $2,861 cash at closing (December 31, 1994) plus a $121,065 note receivable bearing interest at 10 percent with installments of $60,532 plus interest due on January 1, 1996 and 1997. Due to financial problems, the note receivable was initially restructured so that all principal was due on January 1, 1997, however, only an interest payment of $12,106 was received on that date. Because the cash consideration received at closing was minimal, the Company has not recorded the sale of its investment. The Company will record the $58,926 gain from the sale when the when the note is paid in full. The cash payments of $27,074 received to date (representing accrued interest through December 1996) were applied to reduce the carrying value of the investment.

7. Long-term debt:
   (a) Long-term debt consists of the following:

                                                                  1998             1997
                                                               ----------       ---------
10-9/10% note payable  collateralized by first trust deed
   on  $1,076,000  of land and  office  building,  due in
   monthly  installments of $11,675  including  interest,
   balance due in November 2004.                                1,158,325       1,171,380

10-3/4%  note  payable   collateralized   by  partnership
   interest in Old Vail Partners (OVP),  principal is due
   in  monthly  payments  of $6,458  plus  interest  at a
   variable  rate  (prime  plus  1-1/2  points)  adjusted
   monthly.  The loan is  guaranteed  by Harold S. Elkan.
   The was due in November 1998,  however,  in connection
   with a required  principal  payment of  $400,000  from
   distributions   received   from  OVP,   the  loan  was
   extended to July 2001.                                         232,506         695,662

8-1/2% note  payable to bank,  collateralized  by deed of
   trust on $282,000 of  undeveloped  land,  principal of
   $4,745 plus interest is payable annually,  balance due
   February 1999.                                                  80,673          85,418

8% note  payable  collateralized  by  $2,108,000  of real
   estate and  $264,000 of  equipment  at Valley  Bowling
   Center,   due  in  monthly   installments  of  $18,882
   including  principal and interest,  balance due August
   2000.                                                        1,849,921       1,925,035

8%-10%  notes  payable   collateralized  by  $264,000  of
   equipment  at Valley  Bowling  Center,  due in monthly
   installments  of  $11,780   including   principal  and
   interest.                                                        --            158,246

8-1/2%   note   payable,   unsecured,   due  in   monthly
   installments of $3,060 of principal and interest.                --             41,205

9-1/2%   notes   payable,   unsecured,   due  in  monthly
   installments   of  $4,895   including   principal  and
   interest.                                                        --             54,075

10-1/2%  note  payable   collateralized  by  $541,000  of
   manufacturing  equipment,  due in monthly installments
   of $8,225,  including principal and interest,  balance
   due May 2001.                                                  241,063         310,043

Other                                                              72,295         101,923
                                                              -----------     -----------
                                                                3,634,783       4,542,987
     Less current maturities                                    ( 347,000)      ( 481,000)
                                                              -----------     -----------
                                                              $ 3,287,783     $ 4,061,987
                                                              ===========     ===========

        The values of property and equipment as collateral for the notes are listed at historical cost less valuation adjustments.

        The principal payments due on notes payable during the next five fiscal years are as follows: $347,000 in 1999, $284,000 in 2000, $1,874,000 in
        2001, $40,000 in 2002, and $23,000 in 2003.

   (b) The Company had a $200,000 revolving line of credit that expired on November 1, 1997. Amounts drawn on the line of credit bore interest on amounts drawn at the bank's base rate plus three percentage points (11% at June 30, 1997). The Company's borrowings from this line of credit averaged $192,000 during the year ended June 30, 1996. The Company did not utilize the line of credit in the year ended June 30, 1998 or 1997.

   (c) In November 1997, the Company entered into a short-term loan agreement with Loma Palisades, Ltd. (Loma), an affiliate of the Company's partner in UCV, whereby Loma would lend the Company up to $800,000. The loan bore interest at "Wall Street" prime rate plus 1 percent on the amounts drawn. Interest was payable monthly , the principal was due within 30 days of demand and the agreement expired in May 1998. During the year ended June 30, 1998, the Company borrowed $400,000, which was paid in January and May 1998. The Company's borrowings from this short term loan averaged $115,000 during the year ended June 30, 1998.

   (d)In March 1997 the Company borrowed $250,000 on an unsecured note payable that was due in monthly payments of interest only at 11 percent per annum. The note was paid in full in May 1998.

8. Commitments and contingencies:

   (a) The Company leases one of its two bowling centers (Grove) under an operating lease. The lease agreement for the Grove bowling center provides for approximate annual minimum rentals in addition to taxes, insurance, and maintenance as follows: $360,000 for each of the years 1999 through 2003 and $1,800,000 in the aggregate. This lease expires in June 2003 and contains three 5-year options at rates increased by 10-15 percent over the last rate in the expiring term of the lease. This lease also provides for additional rent based on a percentage of gross revenues, however, Grove has not yet exceeded the minimum amount of gross revenue. Rental expense for Grove bowling center was $360,000 in 1998, 1997 and 1996.

        The Company also leases its golf shaft manufacturing plant under an operating lease it assumed on January 21, 1997 and expires November 1998. Rental expense for this facility was $43,822 in 1998 and 19,134 in 1997.

   (b) The Company's employment agreement with Harold S. Elkan expired on January 1, 1998, however the Company is continuing to honor the terms of the agreement until such time as it is able to negotiate a new contract. The agreement provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 1998, his annual salary was $250,000.

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

9. Income taxes:

   During the years ended June 30, 1998, 1997 and 1996, the Company has not recorded any income tax expense or benefit due to its utilization of prior loss carryforward and the uncertainty of the future realizability of deferred tax assets.

   At June 30, 1998, the Company had net operating loss carry-forwards of $10,886,000 for income tax purposes. The carryforwards expire from years 2000 to 2018. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences. Due to the uncertainty of the future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 1998 and 1997.

   The following is a reconciliation of the normal expected federal income tax rate of 34 percent to the income (loss) in the financial statements:
                                           1998          1997          1996
                                        ---------    -----------    ---------
     Expected federal income tax ....   $(314,000)   $(1,144,000)   $ 193,000
     Increase (decrease) in valuation
        allowance ...................     284,000      1,171,000     (105,000)
     Other ..........................      30,000        (27,000)     (88,000)
                                        ---------    -----------    ---------
     Provision for income tax expense   $    --      $      --      $    --
                                        =========    ===========    =========


   The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 1998 and 1997:
                                                1998          1997
                                            -----------    ----------
     Deferred tax assets (liabilities):
        Net operating loss carryforwards    $ 3,701,000    $2,732,000
        Accumulated depreciation and
          amortization ..................       505,000       420,000
        Deferred gain ...................          --         243,000
        Valuation for impairment losses .     1,014,000       919,000
        Other ...........................      (396,000)      226,000
                                            -----------    ----------
          Total net deferred tax assets..     4,824,000     4,540,000
          Less valuation allowance ......    (4,824,000)   (4,540,000)
                                            -----------    ----------
     Net deferred tax assets ............   $      --      $     --
                                            ===========    ==========

10. Leasing activities:

   The Company, as lessor, leases office space in an office building under operating leases that are primarily for periods ranging from one to five years with options to renew. The Company is also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 45 years which commenced in 1981 and 1982 (see Note 5).

   The approximate future minimum rentals for existing non-cancelable leases on the office building are as follows: $248,000 in 1999, $215,000 in 2000, $99,000 in 2001, none thereafter, and $562,000 in the aggregate.

   The following is a schedule of the Company's investment in rental property included in property and equipment as of June 30, 1998 and 1997:

                                         1998           1997
                                     -----------    -----------
          Land ...................   $   258,000    $   258,000
          Building ...............       773,393        773,393
          Tenant improvements ....       135,975         69,483
                                     -----------    -----------
                                       1,167,368      1,100,876
          Accumulated depreciation      (292,761)      (236,740)
                                     -----------    -----------
                                     $   874,607    $   864,136
                                     ===========    ===========

11. Business segment information:

   The Company operates principally in five business segments: bowling centers, golf shaft manufacturer, commercial construction (primarily tenant improvements), commercial real estate rental, real estate development and golf shaft manufacturing. The golf shaft manufacturing segment commenced in January 1997 when the Company acquired a small golf shaft manufacturer. The construction segment was disposed of on January 1, 1998 (see Note 12). Other revenues, which are not part of an identified segment, consist of property management fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage.

   The following is summarized information about the Company's operations by business segment.

                                                   Real         Real
                                                  Estate       Estate                     Unallocated
                                  Bowling       Operation    Development       Golf        And Other         Totals
                                -----------     ---------   ------------   -----------    -----------    ------------
     YEAR ENDED JUNE 30, 1998
     ------------------------
     Revenues ...............   $ 2,810,862    $  560,029   $      --      $   241,636    $   260,468    $  3,872,995
     Depreciation and
       amortization .........       288,433       121,585          --           79,224         49,743         538,985
     Impairment losses ......          --            --         480,000           --             --           480,000
     Interest expense .......       208,035       133,137       229,036         29,726         94,084         694,018
     Equity in income of
       investees ............          --         343,121     1,450,336           --             --         1,793,457
     Recognition of deferred
       gain .................          --            --            --             --          716,025         716,025
     Segment profit (loss) ..      (474,560)      379,033       584,558     (2,105,278)       348,646      (1,267,601)
     Investment income ......          --            --            --             --             --           372,077
     Loss from continuing
       operations...........           --            --            --             --             --          (895,524)
     Segment assets .........     2,139,412     1,060,142     2,882,781      1,211,407      2,154,911       9,448,653
     Expenditures for
       segment assets .......         3,200        66,492          --          199,121         52,670         321,483


     YEAR ENDED JUNE 30, 1997
     ------------------------
     Revenues ...............     3,114,016       567,476          --           67,260        256,748       4,005,500
     Depreciation and
       amortization .........       507,382       116,488          --            1,017         35,629         660,516
     Impairment losses ......       234,248          --       2,409,000           --             --         2,643,248
     Interest expense .......       246,866       134,545       242,195          6,494         85,927         716,027
     Equity in income (loss)
       of investees .........          --         301,478      (130,510)          --             --           170,968
     Gain (loss) on
       disposition ..........     1,154,514          --        (468,268)          --             --           686,246
     Segment profit (loss) ..       304,954       363,629    (3,422,112)      (574,516)      (389,725)     (3,717,770)
     Investment income ......          --            --            --             --             --           370,762
     Loss from continuing
       operations ...........          --            --            --             --             --        (3,347,008)
     Segment assets .........     2,850,122     1,394,357     3,642,459        683,070        829,784       9,399,792
     Segment assets-
       discontinued .........          --            --            --             --             --           533,963
     Expenditures for
       segment assets .......        20,534        20,276          --          228,477         88,722         358,009

     YEAR ENDED JUNE 30, 1996
     ------------------------
     Revenues ...............     7,452,834       562,188          --             --          184,371       8,199,393
     Depreciation and
       amortization .........       825,196       119,362          --             --           34,558         979,116
     Interest expense .......       568,400       135,684       247,184           --          132,866       1,084,134
     Equity in income of
       investees ............          --         104,450          --             --             --           104,450
     Reversal of accrued
       liability ............          --            --         769,721           --             --           769,721
     Gain on disposition ....     1,102,226          --         120,401           --           21,422       1,244,049
     Segment profit (loss) ..       198,777       149,238       457,147           --         (588,824)        216,338
     Investment income ......          --            --            --             --             --           300,973
     Income from continuing
       operations ...........          --            --            --             --             --           517,311
     Segment assets .........     5,791,400     1,470,749     6,921,340           --        1,586,142      15,769,631
     Segment assets-
       discontinued .........          --            --            --             --             --           675,450
     Expenditures for
       segment assets .......        37,757         4,164          --             --            6,690          48,611


                                         1998           1997           1996
                                     -----------    -----------    -----------
     Revenues per segment schedule   $ 3,872,995    $ 4,005,500    $ 8,199,393
     Intercompany rent eliminated        (59,244)       (54,214)       (53,184)
                                     -----------    -----------    -----------
     Consolidated revenues .......   $ 3,813,751    $ 3,951,286    $ 8,146,209
                                     ===========    ===========    ===========

12. Significant Events:

   (a) On August 7, 1996 the Company sold the Village, Marietta and American Bowling Centers (all located in Georgia) and related real estate for $3,950,000 cash, which resulted in a gain of $1,099,514 after deducting $96,643 of sale expenses. The following are the results of operations of these bowling centers included in the Company's statements of operations for the years ended June 30, 1997 and 1996:
                                     1997          1996
                                 -----------   -----------
          Revenues ...........   $   349,075   $ 3,469,368
          Bowling costs ......       254,846     2,159,023
          Selling, general and
           administrative:
             Direct ..........        10,117       787,122
             Allocated .......        20,100       212,700
          Depreciation .......        18,488       222,370
          Interest expense ...         7,511       175,774
          Income (loss) ......        38,013       (87,621)

   (b)On December 15, 1996, the Company sold its video game operations for $55,000, resulting in a $55,000 gain. The sale price consisted of $10,000 cash and a $45,000 note receivable. The following are the results of operations of these bowling centers included in the Company's statements of operations for the years ended June 30, 1997, and 1996:
                               1997        1996
                             --------    --------
          Revenues .......   $ 25,603    $ 73,948
          Bowl costs .....     18,338      67,112
          Depreciation ...       --        38,677
          Interest expense      7,977      12,425
          Income (loss) ..       (712)    (42,266)

   (c)On January 22, 1997, Penley Sports, LLC (Penley), a limited liability company for which the Company is the managing member and owner of ninety percent of the units, purchased the assets of Power Sports Group, Inc., which was a manufacturer of graphite golf shafts and ski poles. The cash purchase price of $172,071 was allocated to accounts receivable ($8,594), inventories ($119,602), and equipment ($43,875). The following are the results of operations of Penley included in the Company's statement of operations for the years ended June 30:
                                           1998           1997
                                       -----------    -----------
          Revenues .................   $   241,636    $    67,260
          Golf costs ...............       776,780        171,493
          Selling, general and
            administrative-direct ..     1,289,184        344,772
          Selling, general and
            administrative-allocated       172,000        118,000
          Depreciation .............        79,224          1,017
          Interest expense .........        29,726          6,494
          Net loss .................   $(2,105,278)   $  (574,516)

     (d)On January 1, 1998, the Company sold the stock of Ocean West Builders, Inc. (OWB) to Michael Assof, its president and licensed contractor. The sale price of $66,678 equaled the carrying value of the Company's investment in OWB. The following are the results of operations of OWB for the six months ended December 31, 1997 and for the years ended
          June 30, 1997 and 1996, which are presented in the consolidated statements of operations as discontinued operations. Prior year results have been restated to conform to this method of presentation.

                                         1998           1997           1996
                                     -----------    -----------    -----------
     Revenues ....................   $ 1,359,879    $ 3,163,855    $ 2,008,073
     Costs .......................     1,215,857      2,785,471      1,734,261
     Selling, general and
       administrative-direct......       116,819        312,796        168,076
     Selling, general and
       administrative-allocated...        49,000         76,000         46,000
     Depreciation ................         4,193          6,451          6,285
     Interest expense ............           980          1,538          1,898
     Net income (loss) from
      discontinued operations ....      ($26,970)      ($18,401)       $51,553
     Basic and diluted net income
      (loss) per common share
      from discontinued operations      ($ .00)         ($ .00)         $ .00

13. Liquidity:

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets or increases in the sales volume of Penley.

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 1998 and 1997, and the related statements of income and partners' deficit and cash flows for each of the years in the three-year period ended March 31, 1998. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.





                                                     KPMG PEAT MARWICK LLP

San Diego, California
August 24, 1998

                                    UCV, L.P.
                       (a California Limited Partnership)
                    BALANCE SHEETS - MARCH 31, 1998 and 1997




                                     ASSETS


                                                                 1998            1997
                                                             ------------    ------------
Property and equipment (Note 3):
     Land ................................................   $  1,289,565    $  1,289,565
     Buildings ...........................................      5,189,188       5,189,188
     Equipment ...........................................        497,640         484,456
                                                             ------------    ------------
                                                                6,976,393       6,963,209
     Less accumulated depreciation .......................     (5,637,660)     (5,462,145)
                                                             ------------    ------------
                                                                1,338,733       1,501,064

Cash .....................................................         41,676         121,795
Restricted cash (Note 3) .................................        116,367         166,728
Accounts receivable ......................................         28,648          31,130
Prepaid expenses .........................................        100,540          71,827
Deposits .................................................         60,000            --
Redevelopment planning costs .............................         29,464            --
Deferred loan costs, less accumulated
   amortization of $448,470 in 1998 and
   $328,878 in 1997 ......................................         49,846         169,438
                                                             ------------    ------------

                                                             $  1,765,274    $  2,061,982
                                                             ============    ============






                         LIABILITIES AND PARTNERS' DEFICIT


Long-term debt (Note 3) ..................................   $ 19,833,500    $ 19,833,500
Accounts payable .........................................         81,040         128,545
Other accrued expenses ...................................         19,901          35,020
Tenants' security deposits ...............................        175,758         172,086
                                                             ------------    ------------

                                                               20,110,199      20,169,151

Partners' deficit ........................................    (18,344,925)    (18,107,169)
                                                             ------------    ------------

                                                             $  1,765,274    $  2,061,982
                                                             ============    ============







                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                   STATEMENTS OF INCOME AND PARTNERS' DEFICIT
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996





                                                      1998            1997            1996
                                                  ------------    ------------    ------------

     Revenues:
        Apartment rentals .....................   $  4,332,273    $  4,214,110    $  4,057,761
        Other rental related ..................        158,274         139,325         111,588
                                                  ------------    ------------    ------------

                                                     4,490,547       4,353,435       4,169,349
                                                  ------------    ------------    ------------


     Costs and expenses:
        Operating .............................      1,214,612       1,159,172       1,188,425
        General and administrative ............        191,886         159,650         169,461
        Management fees, related party (Note 2)        113,538         110,731         107,813
        Redevelopment planning costs ..........          5,808          24,075         185,623
        Depreciation ..........................        175,515         193,909         194,110
        Interest and amortization of loan costs      2,102,944       2,102,942       2,115,018
                                                  ------------    ------------    ------------

                                                     3,804,303       3,750,479       3,960,450
                                                  ------------    ------------    ------------

     Net income ...............................        686,244         602,956         208,899




     Partners' deficit, beginning of year .....    (18,107,169)    (17,616,625)    (17,312,024)

     Cash distributed to partners .............       (924,000)     (1,093,500)       (513,500)
                                                  ------------    ------------    ------------

     Partners' deficit, end of year ...........   $(18,344,925)   $(18,107,169)   $(17,616,625)
                                                  ============    ============    ============















                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                           1998           1997           1996
                                                       -----------    -----------    -----------
     Cash flows from operating activities:
        Net income .................................   $   686,244    $   602,956    $   208,899
        Adjustments to reconcile net income to
         net cash provided by operating
         activities:
          Depreciation .............................       175,515        193,909        194,110
          Amortization of deferred loan costs ......       119,592        119,592        126,234
          Write-off redevelopment planning
           costs ...................................          --             --          185,623

        Changes in assets and liabilities:
          (Increase) decrease in restricted cash ...        50,361        (12,592)       (17,874)
          (Increase) decrease in accounts receivable         2,482         (6,959)         3,159
          (Increase) decrease in prepaid expenses ..       (28,713)         4,715           (877)
          Increase (decrease) in accounts
            payable and other accrued expenses .....       (62,624)       (37,136)         9,336
          Other ....................................         3,672          2,258         16,002
                                                       -----------    -----------    -----------

        Net cash provided by operating activities ..       946,529        866,743        724,612
                                                       -----------    -----------    -----------

     Net cash from investing activities:
        Additions to redevelopment planning costs ..       (29,464)          --          (53,048)
        Additions to property and equipment ........       (13,184)       (10,469)       (42,128)
                                                       -----------    -----------    -----------

        Net cash used by investing activities ......       (42,648)       (10,469)       (95,176)
                                                       -----------    -----------    -----------

     Cash flows from financing activities:
        Deposits ...................................       (60,000)          --             --
        Cash distributed to partners ...............      (924,000)    (1,093,500)      (513,500)
                                                       -----------    -----------    -----------

        Net cash used by financing activities ......      (984,000)    (1,093,500)      (513,500)
                                                       -----------    -----------    -----------

     Net increase (decrease) in cash ...............       (80,119)      (237,226)       115,936

     Cash, beginning of year .......................       121,795        359,021        243,085
                                                       -----------    -----------    -----------

     Cash, end of year .............................   $    41,676    $   121,795    $   359,021
                                                       ===========    ===========    ===========

     Supplemental cash flow information:
        Interest paid ..............................   $ 1,983,350    $ 1,983,350    $ 1,988,784
                                                       ===========    ===========    ===========











                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

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

    (e) Redevelopment planning cost- The Partnership capitalizes engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project. The Partnership charged $185,623 of capitalized costs to expense in the year ended March 31, 1996 because the costs were no longer relevant to the redevelopment plans being considered. In the years ended March 31, 1997 and 1998 the Partnership expensed as incurred certain redevelopment planning expenses that had no future benefit.

    (f) Deferred loan costs- Costs incurred in obtaining financing are amortized using the straight-line method over the term of the related loan.

    (g) Fair  value  of  financial   instruments -  The  following  methods  and
        assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

        Cash, restricted cash, accounts receivable, accounts payable and other accrued expenses- the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

        Long-term debt - The carrying  value of long-term  debt  reported in the balance  sheet  approximates  the  fair  value  due to  the  average borrowing rates currently available for a similar note with equivalent remaining maturities.

    (h) Use of estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with general accepted accounting principles. Actual results could differ from these estimates.

    (i) Valuation impairment - SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets.

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

2.  Related party transactions:

   An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues, as defined. A general contractor that is an affiliate of a partner was paid $27,302 in 1998, $28,091 in 1997, and $75,446 in 1996 for roof repairs and other maintenance.

   In July 1998 the Partnership entered into developments services agreements with two affiliates of a partner. The agreements are cancelable on 30 days notice and relate to planning for redevelopment of the apartments.

3. Long-term debt:

   As of March 31, 1998 long-term debt was a $19,833,500 note payable that originated in June 1994 and was scheduled to mature in September 1998. The note provided for payments of interest only at a fixed annual rate of 10 percent. On May 4, 1998 the Partnership paid the existing note with the proceeds of a $25,000,000 note payable. The new loan provides for monthly payments of interest only until May 1, 2000 at a variable rate of interest (7.69 percent at August 1, 1998) equal to LIBOR plus 2 percentage points. Effective May 1, 2000, the monthly payment will be adjusted to include a monthly amortization of principal based on a 25 year amortization period. The note payable matures May 1, 2001 but may be extended for two 12-month periods upon payment of a 1/4 percent loan fee and if certain financial criteria are met. The loan may not be prepaid until after May 5, 1999 and then there is a prepayment penalty of one percent if the loan is prepaid from May 5, 1999 through November 4, 1999. There is no prepayment penalty after November 4, 1999. The Partnership is required to make a monthly payment of approximately $9,000 to a property tax impound account and may have to pay an amount into a capital replacement and maintenance reserve annually if the Partnership's qualifying annual expenditures do not exceed $135,500. Restricted cash represents the balance of the tax impound and replacement reserve accounts. The note payable is collateralized by the land, buildings, leases and security deposits. The proceeds of the new loan, after extinguishing the $19,833,500 note payable, were utilized to: pay a prepayment penalty of $157,521, pay loan costs of $443,049, pay distributions to the partners of $4,000,000, and provide working capital of $565,930. The refinancing resulted in charges of $197,401 related to the prepayment penalty of $157,521 and $39,880 of the unamortized portion of deferred loan costs related to the old note payable.
   These charges are being recorded in the year ending March 31, 1999.

   Principal maturities of long-term debt, based on the interest rate at August 1, 1998, are as follows: 1999 and 2000 - none; 2001 - $316,048; 2002 -
   $24,683,952.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Vail Ranch Limited Partnership, a California limited partnership:


We have audited the accompanying balance sheet of Vail Ranch Limited Partnership, a California limited partnership (the "Partnership"), as of June 30, 1998 and the related statements of operations and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vail Ranch Limited Partnership, a California limited partnership, as of June 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                                     KPMG PEAT MARWICK LLP

San Diego, California
September 30, 1998

                         VAIL RANCH LIMITED PARTNERSHIP
                       (a California limited partnership)
                      BALANCE SHEETS - JUNE 30, 1998 AND 1997



                         ASSETS

                                                             1998          1997
                                                         -----------   ------------
                                                                        (Unaudited)
     Operating property (Note 3):
        Land .........................................          --          744,172
        Buildings and improvements ...................          --        5,841,692
        Deferred costs ...............................          --          828,981
                                                         -----------   ------------
              Total ..................................          --        7,414,845
        Less accumulated depreciation and amortization          --         (108,347)
                                                         -----------   ------------
                                                                --        7,306,498

     Land held for development (Notes 2, 3 and 4) ....     3,454,289      3,250,439
                                                         -----------   ------------
           Total property ............................     3,454,289     10,556,937

     Cash ............................................        23,205        481,728
     Accounts receivable .............................        13,927         88,023
                                                         -----------   ------------

                                                         $ 3,491,421   $ 11,126,688
                                                         ===========   ============


                LIABILITIES AND PARTNERS' CAPITAL

     Debt (Note 2):
       Construction loan payable .....................   $      --        5,778,790
       Assessment district obligation ................     1,508,510      2,558,797
                                                         -----------   ------------
         Total debt ..................................     1,508,510      8,337,587

     Accounts payable ................................        44,908        985,283


     Partners' capital ...............................     1,938,003      1,803,818
                                                         -----------   ------------

                                                         $ 3,491,421   $ 11,126,688
                                                         ===========   ============












                                 See accompanying notes to financial statements.

                          VAIL RANCH LIMITED PARTNERSHIP
                        (a California limited partnership)
                             STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996





                                             1998         1997       1996
                                        -----------    ---------    -------
                                                      (Unaudited) (Unaudited)
Revenues:
   Minimum rents ....................   $   454,079    $  40,525    $  --
   Recoveries from tenants ..........       123,502       86,663       --
   Other income .....................        62,623         --         --
   Gain on sale of operating property     3,133,089         --
   Gain (loss) on sale of land ......       (26,168)      60,082       --
                                        -----------    ---------    -------
                                          3,747,125      187,270       --
                                        -----------    ---------    -------


Costs and expenses:
   Operating expenses (Note 3) ......       437,674      185,268       --
   Interest expense .................       294,029      185,362       --
   Amortization of deferred costs ...       161,017       81,421       --
   Depreciation .....................        92,416       26,926       --
                                        -----------    ---------    -------
                                            985,136      478,977       --
                                        -----------    ---------    -------

Net income (loss) ...................   $ 2,761,989    $(291,707)   $  --
                                        ===========    =========    =======

























                 See accompanying notes to financial statements.

                          VAIL RANCH LIMITED PARTNERSHIP
                        (a California limited partnership)
                         STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996


                                                        General       Limited
                                            Total       Partner       Partners
                                        -----------    ---------    -----------
Balance July 1, 1995 (Unaudited) ....   $ 2,095,525    $    --      $ 2,095,525

 Capital account transfer (Unaudited)          --        418,204       (418,204)
                                        -----------    ---------    -----------

Balance June 30, 1996 (Unaudited) ...     2,095,525      418,204      1,677,321

 Net loss (Unaudited) ...............      (291,707)    (112,405)      (179,302)
                                        -----------    ---------    -----------

Balance June 30, 1997 (Unaudited) ...     1,803,818      305,799      1,498,019

 Net income .........................     2,761,989      895,840      1,866,149

 Cash distributions .................    (2,627,804)    (635,014)    (1,992,790)
                                        -----------    ---------    -----------

Balance June 30, 1998 ...............   $ 1,938,003    $ 566,625    $ 1,371,378
                                        ===========    =========    ===========




























                 See accompanying notes to financial statements.

                          VAIL RANCH LIMITED PARTNERSHIP
                        (a California limited partnership)
                             STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                    1998           1997           1996
                                                -----------    -----------    -----------
                                                               (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income (loss) .........................   $ 2,761,989    $  (291,707)   $      --
  Adjustments to reconcile net income
   (loss) to the net cash provided
   (used) by operating activities:
      Depreciation and amortization .........       253,433        108,347           --
      Gain on sale of property ..............    (3,106,921)       (60,082)          --
    Changes in assets and liabilities:
     (Increase) decrease in receivables .....        74,096        (80,281)        (7,742)
      Increase (decrease) in accounts payable      (940,375)    (1,855,885)     1,224,772
                                                -----------    -----------    -----------
        Net cash provided (used) by
          operating activities ..............      (957,778)    (2,179,608)     1,217,030
                                                -----------    -----------    -----------

Cash flows from investing activities:
   Additions to development costs ...........      (639,329)    (4,684,558)    (1,287,661)
   Proceeds from sale of property ...........     9,614,031      2,165,966           --
                                                -----------    -----------    -----------
        Net cash provided (used) by
         investing activities ...............     8,974,702     (2,518,592)    (1,287,661)
                                                -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from construction loan ..........       613,518      8,456,990           --
   Proceeds from other debt .................          --             --          175,000
   Payments of debt from sale proceeds ......    (6,392,308)    (1,634,091)          --
   Other payments on debt ...................       (68,853)    (1,645,099)      (102,241)
   Distributions to partners ................    (2,627,804)          --             --
                                                -----------    -----------    -----------
        Net cash provided (used) by
         financing activities ...............    (8,475,447)     5,177,800         72,759
                                                -----------    -----------    -----------

Net increase (decrease) in cash .............      (458,523)       479,600          2,128
Cash, beginning of year .....................       481,728          2,128           --
                                                -----------    -----------    -----------
Cash, end of year ...........................   $    23,205    $   481,728    $     2,128
                                                ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of amount capitalized) ...   $   294,029    $   185,362    $      --
                                                ===========    ===========    ===========

Supplemental schedule of non-cash investing activities:
-------------------------------------------------------
   The sale of land held for development and the operating  property for cash of
     $9,900,000  (before  selling  expenses of $285,969) in 1998 and  $2,365,000
     (before selling expenses of $199,034) in 1997 resulted in decreases to the following assets and liabilities in addition to the reduction of debt noted above:
                                              1998        1997      1996
                                           ---------   ---------   ------
           Operating property costs ....   7,415,951        --       --
          Accumulated depreciation .....     361,780        --       --
          Land held for development ....     434,373   2,453,390     --
          Assessment district obligation     981,434     347,506     --

   The completion of the operating property in 1997 and 1998 resulted in transfers from land held for development and development costs to operating property costs of $7,414,845 in 1997 and $1,104 in 1998.

                 See accompanying notes to financial statements.

                         VAIL RANCH LIMITED PARTNERSHIP
                       (a California limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996


1. Organization and Summary of Significant Accounting Policies and Practices:

(a) Vail Ranch Limited Partnership (the Partnership) was formed on April 1, 1994 for the purpose of developing, constructing and operating a community shopping center in Temecula, California (the Property). The partnership agreement provides that the Partnership is to continue until April 1, 2044, unless sooner terminated. The partnership agreement segregates the Property into two categories for purposes of allocating income, loss and distributions among the partners. Phase I consists of the initially planned development of approximately 11 acres of land and Phase II consists of the remaining approximate 16 developable acres. The partners and their respective interests in Phase I and II are as follows:

                                             Category    Phase I    Phase II
                                             --------    -------    --------
          Landgrant Corporation (Landgrant)   General       34%        27%
          Old Vail Partners, LP (OVP)         Limited       50%        60%
          Other                               Limited       16%        13%

     For purposes of cash distributions, the partnership agreement provided for a preferred return to OVP for Phase I of $1,918,382, related to its contribution of land to the Partnership, less $598,811 of liabilities assumed by the Partnership upon the contribution of the land and less $604,188 of payments by the Partnership that were specially allocable to OVP. Landgrant and the other limited partner received a preferred return on Phase I equal to $238,000 and $112,000 respectively, which relates to the agreed upon value of contracts contributed to the Partnership. Each of these preferred returns increased at the simple interest rate of 8 percent per annum until paid in full. In the year ended June 30, 1998, the distributions included the full amount of preferred return due each partner of $1,133,283 to OVP, $302,274 to Landgrant, and $142,247 to the other limited partner.

     On January 25, 1996, the partnership agreement was amended to eliminate OVP's priority return for the Phase II land and to change OVP's share of profits from 50 percent to 60 percent. As a result of this amendment, an amount equal to 40 percent of OVP's capital account attributable to Phase II was transferred to the general partner and the other limited partner.

(b) Property - Properties to be developed or held and used in operations are carried at cost. Acquisition, development and construction costs of operating properties and property to be developed are capitalized including real estate taxes and assessment district costs, interest, and pre-construction costs. The pre-construction stage of property held for development includes efforts and related costs to obtain zoning, evaluate feasibility and complete other initial tasks which are essential to development. These costs are transferred to construction in progress when construction commences. Costs of significant improvements, replacements and renovations at the operating property are capitalized, while costs of maintenance and repairs are expensed as incurred.

     Deferred loan fees associated with the construction loan were allocated to construction costs for the period related to construction and the remainder amortized to expense over the remaining 9 months of the construction loan.

     Direct costs associated with leasing of the operating property, such as lease commissions and legal fees, were capitalized as deferred costs and amortized to expense over the lease terms.

     Depreciation of the operating property was computed using the straight-line
     method  based  on  the   estimated   useful  lives  of  the  buildings  and
     improvements which was generally 40 years.

(c) Leasing - Space was leased to tenants in the shopping center pursuant to operating leases for which it charged minimum rents and received reimbursement for property taxes and assessments and certain other expenses related to the operation of the shopping center. The terms of the leases ranged from 3 to 25 years. Some of the leases provided for additional overage rents during any year that tenants' gross sales exceed stated amounts.

     In general, minimum rent revenues were recognized when due from tenants.

(d) Sales of Property - Gains from sales of operating properties and revenues from land sales are recognized using the full accrual method. Costs of land sales are determined using the specific identification method.

(e) Income taxes- For income tax purposes, any profit or loss from operations is includable in the income tax returns of the partners and, therefore, a provision for income taxes is not required in the accompanying financial statements.

     At June 30, 1998, the tax basis of the Partnership's assets was $$3,087,332 and the tax basis of liabilities was $1,553,418.

(f) Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

     Cash, accounts receivable, and accounts payable - the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

     Long-term debt - The carrying value reported in the balance sheet approximates the fair value due to the average borrowing rates currently available for a similar debt with equivalent remaining maturities.

(g) Use of estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(h) Valuation impairment - SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

2. Debt

(a) Construction loan - On July 2, 1996, the Partnership entered into a building loan agreement (Loan) with a commercial bank, secured by a deed of trust on the property and personally guaranteed by the President of Landgrant. The interest rate was variable based on the banks prime rate plus 2 percentage points. The note was originally due on December 26, 1997 but was extended and then extinguished on January 2, 1998 from the sale proceeds of the operating property.

     Total  interest  incurred  for the years  ended June 30,  1998 and 1997 was
     $333,553  and  $404,064   (unaudited),   of  which   $39,524  and  $218,702
     (unaudited) was capitalized, respectively.

(b) Assessment District Obligation - The Property is located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The following is a schedule of the allocated assessment district obligation:

     Annual payments (made in semiannual installments) due related to the remaining assessment district obligation are approximately $186,000 through the year 2011 and then $45,000 through the year 2014. The payments include interest at approximately 7-3/4 percent. Interest related to these obligations and incurred in the years ended June 30, 1998, 1997 and 1996 was $128,424, $234,780 (unaudited) and $451,873 (unaudited), of which $9,163, $71,192 (unaudited) and $451,873 (unaudited) was capitalized, respectively.

3. Related Party Transactions:

     Landgrant and its wholly owned affiliates, HBD Construction, Atwater Realty, and LGD Asset Management, provided development, general contractor, leasing and property management services to the Partnership. The following is a summary of costs and fees recorded for those services:

                                       1998       1997       1996      Prior
                                     --------   --------   --------   --------
                                             (Unaudited) (Unaudited) (Unaudited)
        Leasing commissions ......   $ 95,984   $121,288   $ 91,322   $   --
        Sales commissions ........    245,000    133,500       --         --
        Marketing services .......     17,500     27,500     30,000     37,500
        Property management ......     36,416     16,909       --         --
        Developer fees ...........     30,000     50,000       --      120,000
        General  contractor fees
          and general conditions .     76,531    356,700       --         --
        Other costs ..............     20,000     40,000       --         --
                                     --------   --------   --------   --------
            Total ................   $521,431   $745,897   $121,322   $157,500
                                     ========   ========   ========   ========

4. Subsequent Events:

   On August 7, 1998, the Partnership entered into a an operating agreement (Agreement) with ERT Development Corporation (ERT) to form Temecula Creek, LLC, a California limited liability company (TC). TC was formed for the purpose of developing, constructing and operating the remaining Phase II land as part of the Property. The Partnership contributed approximately 13 acres of partially improved land of Phase II to TC and TC assumed the balance of the assessment district obligation payable. For purposes of maintaining capital account balances in calculating distributions, the Partnership's contribution, excluding the liability assumed by TC, was valued at $2,000,000. ERT contributed $1,000,000 cash which was immediately distributed by TC to the Partnership. The Partnership, which is the managing member, and ERT are each 50 percent members. ERT also advanced approximately $220,000 to TC to reimburse the Partnership for certain predevelopment costs incurred by the Partnership for the 13 acres. The Agreement provides that ERT will advance funds over the 12 months to fund predevelopment costs, other than taxes and assessments. Each member is required to advance 50 percent of the property taxes and assessments as they become due (approximately $163,000 annually).

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        (Registrant)                  SPORTS ARENAS, INC.


        By (Signature and Title)    /s/ Harold S. Elkan
                                    -----------------------
                                    Harold S. Elkan, President & Director


        DATE:                       October 12, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                         TITLE                      DATE
 ----------------------    ------------------------------         ---------


/s/ Steven R. Whitman      Chief Financial Officer, Director,   October 12, 1998
-----------------------
    Steven R. Whitman        and Principal Accounting Officer



/s/ Robert A. MacNamara    Director                             October 12, 1998
-----------------------
    Robert A. MacNamara



/s/ Patrick D. Reiley      Director                             October 12, 1998
-----------------------
     Patrick D. Reiley