Form 10-Q/A
period 1998-09-30
SPORTS ARENAS INC
filed 1998-11-16
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998
                                       OR

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

          Registrant's telephone number, including area code (619) 587-1060
                                                             --------------




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
The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 1998 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of September 30, 1998 and June 30, 1998.........   1-2

      Statements of Operations for the Three Months Ended
        September 30, 1998 and 1997.....................................    3

      Statements of Cash Flows for the Three Months Ended
        September 30, 1998 and 1997.....................................    4

      Notes to Financial Statements.....................................   5-6


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 7-10



Part II - Other Information..............................................  11


Signature................................................................  12

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                      September      June 30,
                                                       30, 1998        1998
                                                     -----------    -----------
                                                     (Unaudited)

Current assets:
   Cash and cash equivalents .....................   $ 1,017,835    $ 1,416,460
   Current portion of notes receivable ...........         6,129         12,105
   Current portion of notes receivable-affiliate .        50,000         50,000
   Other receivables .............................       160,143        166,427
   Inventories ...................................       335,150        302,595
   Prepaid expenses ..............................       276,415        246,135
                                                     -----------    -----------
      Total current assets .......................     1,845,672      2,193,722
                                                     -----------    -----------

Receivables due after one year:
   Note receivable- Affiliate ....................       544,607        523,408
   Note receivable- Other ........................         6,129         12,105
                                                     -----------    -----------
                                                         550,736        535,513
   Less current portion ..........................       (56,129)       (62,105)
                                                     -----------    -----------
                                                         494,607        473,408
                                                     -----------    -----------
Property and equipment, at cost:
   Land ..........................................       678,000        678,000
   Buildings .....................................     2,461,327      2,461,327
   Equipment and leasehold and tenant improvements     2,011,205      1,997,192
                                                     -----------    -----------
                                                       5,150,532      5,136,519
   Less accumulated depreciation and amortization     (1,731,342)    (1,654,521)
                                                     -----------    -----------
       Net property and equipment ................     3,419,190      3,481,998
                                                     -----------    -----------

Other assets:
   Undeveloped land, at cost .....................     1,665,643      1,665,643
   Intangible assets, net ........................       301,956        315,015
   Investments ...................................       624,327      1,209,944
   Other .........................................       107,650        108,923
                                                     -----------    -----------
                                                       2,699,576      3,299,525
                                                     -----------    -----------

                                                     $ 8,459,045    $ 9,448,653
                                                     ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                       September     June 30,
                                                        30, 1998       1998
                                                     -----------    -----------
                                                     (Unaudited)

Current liabilities:
   Assessment district obligation-in default .....   $ 2,377,576    $ 2,319,826
   Current portion of long-term debt .............       342,000        347,000
   Accounts payable ..............................       649,747        577,847
   Accrued payroll and related expenses ..........        85,269        108,497
   Accrued property taxes, in default ............       510,530        487,728
   Accrued interest ..............................        26,699         28,581
   Other liabilities .............................       132,310        143,631
                                                     -----------    -----------
      Total current liabilities ..................     4,124,131      4,013,110
                                                     -----------    -----------

Long-term debt, excluding current portion ........     3,234,792      3,287,783
                                                     -----------    -----------

Distributions received in excess
  of basis in investment .........................    12,364,268     12,280,101
                                                     -----------    -----------

Tenant security deposits .........................        25,023         25,951
                                                     -----------    -----------

Minority interest in consolidated subsidiary .....     1,762,677      1,762,677
                                                     -----------    -----------

Commitments and contingencies (Note 4)

Shareholders' equity deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding ......................       272,500        272,500
   Additional paid-in capital ....................     1,730,049      1,730,049
   Accumulated deficit ...........................   (12,812,078)   (11,736,312)
                                                     -----------    -----------
                                                     (10,809,529)    (9,733,763)
   Less note receivable from shareholder .........    (2,242,317)    (2,187,206)
                                                     -----------    -----------
     Total shareholders' deficit .................   (13,051,846)   (11,920,969)
                                                     -----------    -----------

                                                     $ 8,459,045    $ 9,448,653
                                                     ===========    ===========









        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                          1998           1997
                                                     -----------    -----------
Revenues:
  Bowling ........................................   $   641,070    $   621,104
  Rental .........................................       137,229        125,679
  Golf ...........................................        73,833         50,701
  Other ..........................................        53,246         27,821
  Other-related party ............................        29,077         28,599
                                                     -----------    -----------
                                                         934,455        853,904
                                                     -----------    -----------
Costs and expenses:
  Bowling ........................................       526,225        498,460
  Rental .........................................        64,471         60,805
  Golf ...........................................       275,020        130,085
  Development ....................................        41,261         32,928
  Selling, general, and administrative ...........       953,174        743,136
  Depreciation and amortization ..................        93,434        182,925
                                                     -----------    -----------
                                                       1,953,585      1,648,339
                                                     -----------    -----------

Loss from operations .............................    (1,019,130)      (794,435)
                                                     -----------    -----------

Other income (charges):
  Investment income:
    Related party ................................        65,716         61,973
    Other ........................................        11,885         33,323
  Interest expense:
   Development activities ........................       (57,750)       (51,898)
   Other and amortization of finance costs .......       (90,675)      (120,855)
  Equity in income of investees ..................        14,188         92,471
                                                     -----------    -----------
                                                         (56,636)        15,014
                                                     -----------    -----------

Loss from continuing operations ..................    (1,075,766)      (779,421)

Loss from discontinued operations ................          --          (27,442)
                                                     -----------    -----------

Net loss .........................................   $(1,075,766)   $  (806,863)
                                                     ===========    ===========

Basic and diluted net loss per common share from
   continuing operations (based on 27,250,000
   weighted average common shares outstanding)....       ($0.04)     ($0.03)
                                                         =======     =======



        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss .......................................   ($1,075,766)   ($  806,863)
  Adjustments to reconcile net loss to the net
    cash provided (used) by operating activities:
      Amortization of deferred financing costs ...         5,839          5,865
      Depreciation and amortization ..............        93,434        184,563
      Equity in income of investees ..............       (14,188)       (92,471)
      Interest income accrued on note receivable
       from shareholder ..........................       (55,111)       (51,000)
      Interest accrued on assessment district
       obligations ...............................        57,750         51,898
    Changes in assets and liabilities:
      Decrease in receivables ....................         6,284         26,741
      (Increase) decrease in inventories .........       (32,555)         6,970
      Increase in prepaid expenses ...............       (30,280)       (62,176)
      Decrease in assets of discontinued
       operation .................................          --          109,991
      Increase in accounts payable ...............        71,900        125,756
      Decrease in accrued expenses ...............       (13,629)       (40,047)
      Decrease in liabilities of discontinued
       operation .................................          --           34,970
      Other ......................................         4,307            685
                                                     -----------    -----------
        Net cash used by operating activities ....      (982,015)      (505,118)
                                                     -----------    -----------

Cash flows from investing activities:
   Increase in notes receivable ..................       (15,223)        (6,459)
   Capital expenditures ..........................       (14,013)       (98,131)
   Distributions from investees ..................       670,617        185,000
                                                     -----------    -----------
        Net cash provided by investing activities        641,381         80,410
                                                     -----------    -----------

Cash flows from financing activities-
   Scheduled principal payments on long-term debt        (57,991)      (117,182)
                                                     -----------    -----------

Net decrease in cash and cash equivalents ........      (398,625)      (541,890)
Cash and cash equivalents, beginning of year .....     1,416,460        821,513
                                                     ===========    ===========
Cash and cash equivalents, end of year ...........   $ 1,017,835    $   279,623
                                                     ===========    ===========











        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND 1997(Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended September 30, 1998 and 1997, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                    September     June 30,
                                                     30, 1998       1998
                                                   ----------    ----------
        Vail Ranch Limited
          Partnership (equity method).............    586,401     1,172,018
        All Seasons Inns, La Paz (cost basis).....     37,926        37,926
                                                   ----------    ----------
           Total                                    $ 624,327    $1,209,944
                                                   ==========    ==========

       Investment in UCV, L.P. classified as
         liability- Distributions received
         in excess of basis in investment         $12,364,268   $12,280,101
                                                  ===========   ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                             1998       1997
                                           --------    -------
          UCV, L.P. ....................   $ 24,188    $92,471
          Vail Ranch Limited Partnership    (10,000)      --
                                           --------    -------
                                           $ 14,188    $92,471
                                           ========    =======

     The following is a summary of distributions received from investees:
                                             1998      1997
                                           --------   -------

          UCV, L.P. ....................   $ 95,000   $185,000
          Vail Ranch Limited Partnership    575,617      --
                                           --------   --------
                                           $670,617   $185,000
                                           ========   ========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the three-month periods ended June 30, 1998 and 1997 are as follows:


                                                   1998         1997
                                                ----------   ----------
          Revenues ..........................   $1,134,000   $1,117,000
          Operating and general and .........      343,000      360,000
            administrative costs
          Depreciation ......................        7,000       48,000
          Interest expense ..................      534,000      524,000
          Write off of unamortized loan costs      197,000         --
          Net income ........................       53,000      185,000

4. Contingencies:

 (a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 33 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last six years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,727,606 regarding delinquent assessment district payments ($1,217,076) and property taxes ($510,530).

     The principal balance of the allocated portion of the assessment district bonds ($1,160,500 at September 30, 1998 and June 30, 1998), and delinquent principal, interest and penalties ($1,217,076 at September 30, 1998 and $1,159,326 at June 30, 1998) are classified as "Assessment district obligation- in default" in the consolidated condensed balance sheet. In addition, accrued property taxes in the consolidated condensed balance sheet include $510,530 at September 30, 1998 and $487,728 at June 30, 1998 of delinquent property taxes and late fees related to the 33-acre parcel.

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

5. Comprehensive Income- On July 1, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation on net income. The adoption of this statement did not have an effect on the consolidated condensed financial statements.

6. Reclassifications- Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has working capital of $609,647 at September 30, 1998, which is a $378,519 decrease from the similarly calculated working capital of $988,166 at June 30, 1998. The decrease in working capital is primarily attributable to the cash used by operating activities for the three months ended September 30, 1998. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                         1998           1997         Change
                                     -----------    -----------    -----------
     Bowling .....................   $  (156,000)   $  (153,000)   $    (3,000)
     Rental ......................        51,000         43,000          8,000
     Golf ........................      (780,000)      (480,000)      (300,000)
     Development .................       (43,000)       (35,000)        (8,000)
     General corporate expense and
       other .....................       (60,000)       (57,000)        (3,000)
                                     -----------    -----------    -----------
     Cash used by continuing
       operations ................      (988,000)      (682,000)      (306,000)
     Discontinued operations .....          --          (28,000)        28,000
     Capital expenditures, net of
       financing .................       (14,000)       (98,000)        84,000
     Principal payments on
       long-term debt ............       (58,000)      (117,000)        59,000
                                     -----------    -----------    -----------
     Cash used ...................    (1,060,000)      (925,000)      (135,000)
                                     ===========    ===========    ===========

     Distributions received from
       investees .................       670,000        185,000        485,000
                                     ===========    ===========    ===========

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The County of Riverside has obtained judgments for the defaults in assessment district payments and property taxes. The amount due to cure the judgments as of September 30, 1998 is $1,728,000. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temecula to effectively down-zone the property. As a result of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

UCV, L.P. (UCV) is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units. Management does not expect the redevelopment planning process to affect the distributions to partners from operating activities because $500,000 of the refinancing proceeds (May 1998) were allocated for the planning costs.

Old Vail Partners received a $576,000 distribution from Vail Ranch Limited Partnership in August 1998 as its share of the distribution from the new partnership with an affiliate of Excel Realty. It is unlikely that there will be significant distributions in the future until the remaining undeveloped land in the new partnership is developed and sold.

Management estimates negative cash flow of $1,200,000 to $1,500,000 for the remaining quarters of the year ending June 30, 1999 from operating activities after adding estimated distributions from UCV ($115,000) and deducting capital expenditures and scheduled principal payments on long-term debt. Management is currently evaluating other sources of working capital from refinancing its office building or the sale of undeveloped land in Temecula to provide sufficient funds for this cash flow deficit.

                              YEAR 2000 COMPLIANCE
                              --------------------
The Company has a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. The program is broken down into three separate categories: computer systems, embedded technologies, and third party relationships.

   Computer systems- This category consists primarily of the Company's software and hardware for its accounting system. The Company is in the process of evaluating its existing desktop computers and software systems. Based upon an initial evaluation as well as representations from some of the software suppliers, the management's best estimate is that, other than software and equipment upgrades made in the normal course of business, it will not incur any significant expenses to become fully Year 2000 compliant.

   Embedded  Technologies-  This  category  includes  company  owned  or  leased equipment with microprocessors or microcontrollers. This type of equipment principally consists of phone equipment, automatic scorekeepers and cash registers at the bowling centers, and manufacturing equipment at the golf shaft manufacturer. Based upon an initial evaluation as well as representations from some of the equipment suppliers, the management's best estimate is that, other than acquiring a software upgrade for the automatic scorekeeping equipment, the price of which has not yet been determined, it will not incur any significant expenses to become fully Year 2000 compliant.

   Third Party Relationships- This category includes critical relationships with vendors such as graphite manufacturers in the golf shaft segment, and providers of local utilities (water and electricity). The Company will implement a program of initiating discussions with these types of suppliers in the beginning of calendar year 1999. There can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Company. At the present time, the Company does not have a contingency plan in place in the event of a Year 2000 failure at one of the Company's significant suppliers. However, the Company plans to create a contingency plan in the calendar year 1999.

If the steps taken by the Company and its vendors to be Year 2000 compliant are not successful, the Company could experience various operational difficulties. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger interfaces and lapse of certain services by vendors to the Company's operations. If the Company's plan to install new systems which effectively address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. The Company believes that the Year 2000 issue is being appropriately addressed by the Company and its critical vendors and does not expect the Year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows of the Company in future periods. However, should the remaining review of the Company's Year 2000 risks reveal potentially non-compliant computer systems or material third parties, contingency plans will be developed at that time.

              "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995
                          -----------------------------

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Company's filings with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS
                              ---------------------

The following is a summary of the changes in the results of operations of the three-month period ended September 30, 1998 to the same period in 1997:

                                                                   Real
                                                    Rental        Estate                 Unallocated
                                       Bowling     Operation    Development    Golf       And Other      Totals
                                       -------     ---------    -----------  ---------    ---------    ---------
Revenues ..........................   $  19,966    $  12,126    $    --      $  23,132    $  25,903    $  81,127
Costs .............................      27,765        3,666        8,333      144,935         --        184,699
SG&A-direct .......................       4,812         --           --        163,705       15,097      183,614
SG&A-allocated ....................       5,170        1,000         --         16,000        4,830       27,000
Depreciation and
  amortization.....................     (95,681)         627         --          4,519        1,044      (89,491)
Interest expense ..................     (17,533)        (359)       5,753       (1,867)     (10,322)     (24,328)
Equity in investees ...............        --        (68,283)     (10,000)        --           --        (78,283)
Segment profit (loss) .............      95,433      (61,091)     (24,086)    (304,160)      15,254     (278,650
Investment income .................                                                                      (17,695)
Net loss from continuing operations                                                                     (296,345)

     Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $592.

BOWLING OPERATIONS:
-------------------
The 3% increase in bowling revenues was attributable to a combination of small increase in revenue from open bowling and snack bar revenues. Declines in the number of games bowled (5%) have been offset with price increases in open play (12%). The results of the quarter ended September 30 typically relate only to the summer league season. However, management feels that there will continue to be a decline in league bowling but that this is likely to be offset by increases in open play and the price per game of open play.

Bowl costs increased by 5% primarily due to pin purchases ($16,000) in 1998 that occurred during a different time period in 1997.

Depreciation expense decreased by $95,681 due to equipment and goodwill acquired in 1983 (when the bowls were purchased) becoming fully depreciated and amortized in the year ended June 30, 1998.

Interest expense related to the bowling segment decreased because of the extinguishment of all bowl related financing during the year ended June 30, 1998.

RENTAL OPERATIONS:
------------------
There were no significant changes to the components of the rental segment in the three-month period ended September 30, 1998 except for the $68,283 decrease in the equity in income of UCV. The income of UCV decreased primarily due to a $197,401 write-off of unamortized loan fees in May 1998 related to a refinancing of long-term debt. This increase in UCV's expense was partially offset by a $41,000 reduction in UCV's depreciation expense, which relates to the acquisition cost of the building becoming fully depreciated in the prior year. Rental revenues and operating expenses of UCV remained relatively flat.

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

GOLF OPERATIONS:
----------------
Sales during the three-month period ended September 30, 1998 continued to be insignificant because the Company has not yet generated sales with golf club manufacturers or distributors. The Company expects that it will be at least six to nine months before the Company is able to generate sales with these types of customers. Sales during the three-month periods were principally to custom golf shops. The following is a breakdown of the costs associated with the golf operation:

                                             1998      1997
                                            -------   -------
     Costs of goods sold ................   $35,000   $10,000
     Underutilized manufacturing overhead   198,000    85,000
     Research & development .............    42,000    35,000
                                            -------   -------
          Total golf costs ..............   275,000   130,000
                                            -------   -------
     Marketing & promotion ..............   489,000   245,000
     Administrative-direct ..............    35,000   115,000
                                            -------   -------
          Total SG&A-direct .............   524,000   360,000
                                            -------   -------
     Allocated corporate costs ..........    48,000    32,000
                                            -------   -------

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

        As of September 30, 1998, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1998.


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




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
          -------------------
           Harold S. Elkan, President and Director


     Date:   November 13, 1998
            -------------------



     By:/s/ Steven R. Whitman
        ----------------------
           Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



     Date: November 13, 1998
          -------------------