Form 10-Q
period 1998-12-31
SPORTS ARENAS INC
filed 1999-02-11
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1998
                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to ______________


                          Commission File Number 0-2380

                               SPORTS ARENAS, INC.
             (Exact name of registrant as specified in its charter)


                               Delaware 13-1944249
                (State of Incorporation) (IRS Employer I.D. No.)


           5230 Carroll Canyon Road, Suite 310, San Diego, California 92121
                 (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code (619) 587-1060




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes: X   No:

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of January 31, 1999 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1998

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of December 31, 1998 and June 30, 1998 ..........  1-2

      Statements of Operations for the Three Months
            Ended December 31, 1998 and 1997 ............................    3

      Statements of Operations for the Six Months
            Ended December 31, 1998 and 1997 ............................    4

      Statements of Cash Flows for the Six Months
            Ended December 31, 1998 and 1997 ............................    5

      Notes to Consolidated Condensed Financial Statements ..............  6-8


Item 2.- Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...............  9-12



Part II - Other Information .............................................   13


Signature ..................................................................14

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                       December       June 30,
                                                       31, 1998         1998
                                                     -----------    -----------
                                                     (Unaudited)

Current assets:
   Cash and cash equivalents .....................   $   342,287    $ 1,416,460
   Current portion of notes receivable ...........          --           12,105
   Current portion of notes receivable-affiliate .        50,000         50,000
   Other receivables .............................       148,291        166,427
   Inventories ...................................       386,481        302,595
   Prepaid expenses ..............................       201,666        246,135
                                                     -----------    -----------
      Total current assets .......................     1,128,725      2,193,722
                                                     -----------    -----------

Receivables due after one year:
   Note receivable- Affiliate ....................       525,436        523,408
   Note receivable- Other ........................          --           12,105
                                                     -----------    -----------
                                                         525,436        535,513
   Less current portion ..........................       (50,000)       (62,105)
                                                     -----------    -----------
                                                         475,436        473,408
                                                     -----------    -----------
Property and equipment, at cost:
   Land ..........................................       678,000        678,000
   Buildings .....................................     2,461,327      2,461,327
   Equipment and leasehold and tenant improvements     2,056,461      1,997,192
                                                     -----------    -----------
                                                       5,195,788      5,136,519
      Less accumulated depreciation and amortization  (1,808,497)    (1,654,521)
                                                     -----------    -----------
       Net property and equipment ................     3,387,291      3,481,998
                                                     -----------    -----------

Other assets:
   Undeveloped land, at cost .....................     1,665,643      1,665,643
   Intangible assets, net ........................       288,901        315,015
   Investments ...................................       543,773      1,209,944
   Other .........................................       109,528        108,923
                                                     -----------    -----------
                                                       2,607,845      3,299,525
                                                     -----------    -----------

                                                     $ 7,599,297    $ 9,448,653
                                                     ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                       December       June 30,
                                                       31, 1998         1998
                                                     -----------    -----------
                                                     (Unaudited)
Current liabilities:
   Assessment district obligation-in default .....   $ 2,442,502    $ 2,319,826
   Current portion of long-term debt .............       260,000        347,000
   Accounts payable ..............................       449,948        577,847
   Accrued payroll and related expenses ..........        53,721        108,497
   Accrued property taxes-in default .............       535,293        487,728
   Accrued interest ..............................        22,831         28,581
   Other liabilities .............................       174,288        143,631
                                                     -----------    -----------
      Total current liabilities ..................     3,938,583      4,013,110
                                                     -----------    -----------

Long-term debt, excluding current portion ........     3,245,421      3,287,783
                                                     -----------    -----------

Distributions received in excess of basis
   in investment .................................    12,400,462     12,280,101
                                                     -----------    -----------

Tenant security deposits .........................        26,523         25,951
                                                     -----------    -----------

Minority interest in consolidated subsidiary .....     1,762,677      1,762,677
                                                     -----------    -----------

Commitments and contingencies (Note 4)

Shareholders' deficit:
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     27,250,000 shares issued and outstanding ....       272,500        272,500
   Additional paid-in capital ....................     1,730,049      1,730,049
   Accumulated deficit ...........................   (13,485,426)   (11,736,312)
                                                     -----------    -----------
                                                     (11,482,877)    (9,733,763)
   Less note receivable from shareholder .........    (2,291,492)    (2,187,206)
                                                     -----------    -----------
      Total shareholders' deficit ................   (13,774,369)   (11,920,969)
                                                     -----------    -----------

                                                     $ 7,599,297    $ 9,448,653
                                                     ===========    ===========









        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (Unaudited)

                                                       1998            1997
                                                   ------------    ------------
Revenues:
   Bowling .....................................   $    686,264    $    694,538
   Rental ......................................        139,040         122,164
   Golf ........................................         71,941          33,202
   Other .......................................         26,626          23,763
   Other-related party .........................         77,047          28,284
                                                   ------------    ------------
                                                      1,000,918         901,951
                                                   ------------    ------------
Costs and expenses:
   Bowling .....................................        478,297         499,834
   Rental ......................................         58,993          60,558
   Golf ........................................        219,612         162,835
   Development .................................         43,171          40,770
   Selling, general, and administrative ........        819,102         686,704
   Depreciation and amortization ...............         93,746          84,553
                                                   ------------    ------------
                                                      1,712,921       1,535,254
                                                   ------------    ------------

Loss from operations ...........................       (712,003)       (633,303)
                                                   ------------    ------------

Other income (charges):
   Investment income:
     Related party .............................         60,234          61,830
     Other .....................................          7,735             683
   Interest expense:
     Development activities ....................        (64,926)        (59,024)
     Other and amortization of finance costs ...        (76,549)       (120,517)
   Equity in income of investees ...............        112,161          86,029
                                                   ------------    ------------
                                                         38,655         (30,999)
                                                   ------------    ------------

Loss from continuing operations ................       (673,348)       (664,302)

Loss from discontinued operations ..............           --             5,472
                                                   ------------    ------------

Net loss .......................................   $   (673,348)   $   (658,830)
                                                   ============    ============

Basic and diluted net loss per common share from
   continuing operations (based on 27,250,000
   weighted average common shares outstanding) .     ($ 0.02)        ($ 0.02)
                                                     ========        ========









        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (Unaudited)

                                                        1998            1997
                                                   ------------    ------------
Revenues:
   Bowling .....................................    $ 1,327,334     $ 1,315,642
   Rental ......................................        276,269         247,843
   Golf ........................................        145,774          83,903
   Other .......................................         79,872          51,584
   Other-related party .........................        106,124          56,883
                                                   ------------    ------------
                                                      1,935,373       1,755,855
                                                   ------------    ------------
Costs and expenses:
   Bowling .....................................      1,004,522         998,294
   Rental ......................................        123,464         121,363
   Golf ........................................        494,632         326,008
   Development .................................         84,432          73,698
   Selling, general, and administrative ........      1,772,276       1,396,752
   Depreciation and amortization ...............        187,180         267,478
                                                   ------------    ------------
                                                      3,666,506       3,183,593
                                                   ------------    ------------

Loss from operations ...........................     (1,731,133)     (1,427,738)
                                                   ------------    ------------

Other income (charges):
   Investment income:
     Related party .............................        125,950         123,803
     Other .....................................         19,620          34,006
   Interest expense:
     Development activities ....................       (122,676)       (110,922)
     Other and amortization of finance costs ...       (167,224)       (241,372)
   Equity in income of investees ...............        126,349         178,500
                                                   ------------    ------------
                                                        (17,981)        (15,985)
                                                   ------------    ------------

Loss from continuing operations ................     (1,749,114)     (1,443,723)

Loss from discontinued operations ..............           --           (21,970)
                                                   ------------    ------------

Net loss .......................................    $(1,749,114)    $(1,465,693)
                                                   ============    ============

Basic and diluted net loss per common share from
   continuing operations (based on 27,250,000
   weighted average common shares outstanding ..     ($ 0.06)        ($ 0.05)
                                                     ========        ========










        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (Unaudited)

                                                           1998            1997
                                                   ------------    ------------
Cash flows from operating activities:
  Net loss .....................................    ($1,749,114)    ($1,465,693)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred financing costs .          9,099          11,728
      Depreciation and amortization ............        187,180         271,671
      Equity in income of investees ............       (126,349)       (178,500)
      Interest income accrued on note receivable
         from shareholder ......................       (104,286)       (102,000)
      Interest accrued on assessment
         district obligations ..................        122,676         110,922
    Changes in assets and liabilities:
      Decrease in receivables ..................         18,136          35,721
      Increase in inventories ..................        (83,886)        (14,959)
      (Increase) decrease in prepaid expenses ..         44,469        (104,850)
      Decrease in assets of discontinued operation         --           130,607
      Increase (decrease) in accounts payable ..       (127,899)        164,340
      Increase (decrease) in accrued expenses
        and other liabilities ..................         17,696          (3,148)
      Decrease in liabilities of discontinued
       operation ...............................           --           (76,105)
      Other ....................................         10,488           5,962
                                                   ------------    ------------
       Net cash used by operating activities ...     (1,781,790)     (1,214,304)
                                                   ------------    ------------

Cash flows from investing activities:
   Decrease in notes receivable ................         10,077          66,601
   Capital expenditures ........................        (59,269)       (200,151)
   Proceeds from sale of other assets ..........           --            15,000
   Distributions from investees ................        886,171         494,228
                                                   ------------    ------------
       Net cash provided by investing activities        836,979         375,678
                                                   ------------    ------------

Cash flows from financing activities-
   Scheduled principal payments on long-term debt      (129,362)       (244,752)
   Proceeds from short term loan ...............           --           400,000
                                                   ------------    ------------
       Net cash provided (used) by financing
         activities ............................       (129,362)        155,248
                                                   ------------    ------------

Net decrease in cash and cash equivalents ......     (1,074,173)       (683,378)
Cash and cash equivalents, beginning of year ...      1,416,460         821,513
                                                   ------------    ------------
Cash and cash equivalents, end of year .........   $    342,287    $    138,135
                                                   ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Long-term debt of $45,486 was incurred to finance capital expenditures of $79,572 in 1997.

In 1997 the Company sold miscellaneous assets for cash proceeds of $15,000. The sale resulted in a reduction of property and equipment by $28,750 and accumulated depreciation by $14,854.


        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997(Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended December 31, 1998 and 1997, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                    December     June 30,
                                                    31, 1998       1998
                                                   ----------   -----------
        Vail Ranch Limited Partnership
         (equity method)                            $ 505,847   $ 1,172,018
        All Seasons Inns, La Paz (cost basis)          37,926        37,926
                                                   ----------   -----------
           Total                                    $ 543,773   $ 1,209,944
                                                   ==========   ===========

       Investment in UCV, L.P. classified as
         a liability- Distributions received
         in excess of basis in investment         $12,400,462   $12,280,101
                                                  ===========   ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:

                                                 1998           1997
                                               --------       -------
         UCV, L.P.                            $ 146,349      $ 178,500
         Vail Ranch Limited Partnership         (20,000)           -
                                             ----------      ---------
                                              $ 126,349      $ 178,500
                                              =========      =========

     The following is a summary of distributions received from investees:
                                                 1998           1997
                                              ---------      ---------
         UCV, L.P.                            $ 240,000      $ 405,000
         Vail Ranch Limited Partnership         646,171         89,228
                                              ---------      ---------
                                              $ 886,171      $ 494,228
                                              =========      =========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the six-month periods ended September 30, 1998 and 1997 are as follows:

                                                            1998         1997
                                                         ----------   ----------
                   Revenues ..........................   $2,300,000   $2,250,000
                   Operating and general and
                      administrative costs ...........      734,000      744,000
                   Depreciation ......................       14,000       95,000
                   Interest expense ..................    1,062,000    1,054,000
                   Write off of unamortized loan costs      197,000         --
                   Net income ........................      293,000      357,000

4. Contingencies:

   (a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 33 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last six years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,842,819 regarding delinquent assessment district payments ($1,307,526) and property taxes ($535,293).

     The principal balance of the allocated portion of the assessment district bonds ($1,134,976 at December 31, 1998 and $1,160,500 at June 30, 1998),
     and delinquent principal, interest and penalties ($1,307,526 at December 31, 1998 and $1,159,326 at June 30, 1998) are classified as "Assessment district obligation- in default" in the consolidated condensed balance sheet. In addition, accrued property taxes in the consolidated condensed balance sheet include $535,293 at December 31, 1998 and $487,728 at June 30, 1998 of delinquent property taxes and late fees related to the 33-acre parcel.

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

5. Comprehensive Income- On July 1, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation on net income (loss). The adoption of this statement did not have an effect on the consolidated condensed financial statements.

6. Reclassifications- Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in 1998.

7. Significant Events:

   On January 11, 1999 the maturity date on a $80,673 note payable that was due February 1999 was extended to February 2004. The interest rate was reduced from 8-1/2 percent to 8 percent.

8. Liquidity

   The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets or increases in the sales volume of its subsidiary, Penley Sports.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has working capital of $167,937 at December 31, 1998, which is a $820,229 decrease from the similarly calculated working capital of $988,166 at June 30, 1998. The decrease in working capital is primarily attributable to the cash used by operating activities for the six months ended December 31, 1998. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                       1998           1997         Change
                                   -----------    -----------    ---------
     Bowling ...................   $  (186,000)   $  (205,000)   $  19,000
     Rental ....................       109,000         84,000       25,000
     Golf ......................    (1,345,000)    (1,008,000)    (337,000)
     Development ...............       (88,000)       (77,000)     (11,000)
     General corporate expense
      and other ................      (151,000)      (128,000)     (23,000)
                                   -----------    -----------    ---------
        Cash used by continuing
          operations ...........    (1,661,000)    (1,334,000)    (327,000)
     Discontinued operations ...          --          (18,000)      18,000
     Capital expenditures,
      net of financing .........       (59,000)      (200,000)     141,000
     Principal payments on
      long-term debt ...........      (129,000)      (245,000)     116,000
                                   -----------    -----------    ---------
        Cash used ..............   $(1,849,000)   $(1,797,000)   $ (52,000)
                                   ===========    ===========    =========

     Distributions received from
      investees ................   $   886,000    $   494,000    $ 392,000
                                   ===========    ===========    =========

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The County of Riverside has obtained judgments for the defaults in assessment district payments and property taxes. The amount due to cure the judgments as of December 31, 1998 is $1,843,000. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temecula to effectively down-zone the property. As a result of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

UCV, L.P. (UCV) is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units. As part of this process, UCV is attempting to obtain local government approval for the redevelopment. UCV expects a decision prior to the end of calendar 1999. Management does not expect the redevelopment planning process to affect the distributions to partners from operating activities because $500,000 of the refinancing proceeds (May 1998) were allocated for the planning costs.

Old Vail Partners (OVP) received a $576,000 distribution from Vail Ranch Limited Partnership in August 1998 as its share of the distribution from the new partnership with an affiliate of New Plan Realty Trust (formerly Excel Realty). OVP also received additional distributions of $70,554 in the quarter ended
December 31, 1998. However, it is unlikely that there will be significant distributions in the future until the remaining undeveloped land in the new partnership is developed and sold.

Management estimates negative cash flow of $1,100,000 to $1,200,000 for the remaining quarters of the year ending June 30, 1999 from operating activities after adding estimated distributions from UCV ($390,000) and deducting capital expenditures and scheduled principal payments on long-term debt. Management is currently evaluating other sources of working capital from refinancing its office building or the sale of undeveloped land in Temecula to provide sufficient funds for this cash flow deficit. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

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

   Third Party Relationships- This category includes critical relationships with vendors such as graphite manufacturers in the golf shaft segment, and providers of local utilities (water and electricity). The Company will implement a program conducting discussions with these types of suppliers in calendar year 1999. There can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Company. At the present time, the Company does not have a contingency plan in place in the event of a Year 2000 failure at one of the Company's significant suppliers. However, the Company plans to create a contingency plan in the calendar year 1999.

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

                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995
                    ----------------------------------------

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

                              RESULTS OF OPERATIONS
                              ---------------------

The following are summaries of the changes in the results of operations for year-to-date and the current quarter:


                   SIX MONTHS ENDED DECEMBER 31, 1998 VERSUS 1997:
                   -----------------------------------------------
                                                                   Real
                                                    Rental        Estate                 Unallocated
                                       Bowling     Operation    Development    Golf       And Other      Totals
                                       -------     ---------    -----------  ---------    ---------    ---------
Revenues ..........................   $  11,692    $  29,599    $    --      $  61,871    $  77,529    $ 180,691
Costs .............................       6,228        2,101       10,734      168,624         --        187,687
SG&A-direct .......................       1,891         --           --        191,051      139,755      332,697
SG&A-allocated ....................      16,650        3,000         --         43,000      (18,650)      44,000
Depreciation and
  amortization.....................     (91,290)       4,228         --          5,050        1,714      (80,298)
Interest expense ..................     (37,502)        (727)      11,556       (3,786)     (31,935)     (62,394)
Equity in investees ...............        --        (32,151)     (20,000)        --           --        (52,151)
Segment profit (loss) .............     115,715      (11,154)     (42,290)    (342,068)     (13,355)    (293,152)
Investment income .................                                                                      (12,239)
Net loss from continuing operations                                                                     (305,391)

                   THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS 1997:
                  -------------------------------------------------
                                                                   Real
                                                    Rental        Estate                 Unallocated
                                       Bowling     Operation    Development    Golf       And Other      Totals
                                       -------     ---------    -----------  ---------    ---------    ---------
Revenues ..........................   $  (8,274)   $ 17,473     $    --      $  38,739    $  51,626    $  99,564
Costs .............................     (21,537)     (1,565)       2,401        56,777         --         36,076
SG&A-direct .......................      (2,921)        --           --         (5,742)     124,658      115,995
SG&A-allocated ....................      11,480       2,000          --         27,000      (23,480)      17,000
Depreciation and
  amortization.....................       4,391       3,601          --            531          670        9,193
Interest expense ..................     (21,144)       (368)       5,803        (1,919)     (20,438)     (38,066)
Equity in investees ...............        --        36,132      (10,000)          --           --        26,132
Segment profit (loss) .............      21,457      49,937      (18,204)      (37,908)     (29,784)     (14,502)
Investment income .................                                                                        5,456
Net loss from continuing operations                                                                       (9,046)

   Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $1,173 and $597 for the six and three month periods respectively.

BOWLING OPERATIONS:
-------------------
Bowling revenues remained relatively flat in the three and six month periods. In each period the number of games bowled decreased by 6%, which was primarily attributable to a decline in league play. These decreases were partially offset by a 12% increase in the average price of open-play in each period. Management feels that there will continue to be a decline in league bowling but this is likely to continue to be offset by increases in the number of open-play games bowled and the price per game of open-play.

Bowl costs remained relatively flat for the six month period and declined by 4% for the three month period. The decrease in bowl costs in the three-month period was primarily due to the timing of annual pin purchases in the first quarter of 1998 ($16,000) that occurred during the second quarter of 1997.

Depreciation and amortization expense decreased in the six-month period due to equipment and goodwill acquired in 1983 (when the bowls were purchased) becoming fully depreciated and amortized in the year ended June 30, 1998.

Interest expense related to the bowling segment decreased because of the extinguishment of all bowl related financing during the year ended June 30, 1998.

RENTAL OPERATIONS:
------------------
Rental revenues increased by 11% and 13% in the six and three month periods, respectively. This is primarily due to a 10% increase in the rental rates over the previous year. There were no other significant changes to the components of the rental segment in the three and six-month periods except for the equity in income of investees, which is primarily UCV.

The equity in income of UCV decreased in the six-month period primarily due to a $197,000 write-off of unamortized loan fees in the current year related to a refinancing of long-term debt. This increase in UCV's expense was partially offset by an $81,000 reduction in UCV's depreciation expense, which relates to the acquisition cost of the building becoming fully depreciated in the prior year. Depreciation expense also decreased by $40,000 during the three-month period for the same reason. Rental revenues of UCV increased by $49,000 (2%) and $32,000 (3%) during the six and three month periods, respectively, primarily due to increases in the average rental rate. Operating expenses remained essentially the same as the prior periods.

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

GOLF OPERATIONS:
----------------
Sales during the three and six month periods ended December 31, 1998 continued to be insignificant because the Company has not yet generated sales to golf club manufacturers or distributors. The Company expects that it will be at least six to nine months before the Company is able to generate sales with these types of customers. Sales during the three and six month periods were principally to custom golf shops. The following is a breakdown of the costs associated with the golf operation:

                                            Three Months         Six Months
                                            ------------         ----------
                                           1998      1997      1998      1997
                                          -------   -------   -------   -------
   Costs of goods sold ................  $ 38,000   $ 8,000   $73,000   $18,000
   Underutilized manufacturing overhead   127,000   113,000   325,000   261,000
   Research & development .............    54,000    42,000    96,000    47,000
                                          -------   -------   -------   -------
        Total golf costs ..............   219,000   163,000   494,000   326,000
                                          -------   -------   -------   -------
   Marketing & promotion ..............   280,000   292,000   769,000   567,000
   Administrative-direct ..............    49,000    42,000    84,000    95,000
                                          -------   -------   -------   -------
        Total SG&A-direct .............   329,000   334,000   853,000   662,000
                                          -------   -------   -------   -------

   Allocated corporate costs ..........    83,000    56,000   131,000    88,000
                                          -------   -------   -------   -------

 UNALLOCATED AND OTHER
 ---------------------
Other revenues increased in the three and six month periods primarily due to development planning fees collected from UCV starting in July 1998 and administrative fees collected from Ocean West Builders, Inc. which had previously been a wholly owned and consolidated subsidiary of the Company.

Selling, general and administrative expense increased in the three and six month periods because of bonuses awarded in December 1998.

Interest expense decreased in the three and six month periods due to a reduction in long-term debt in June of 1998.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

        As of December 31, 1998, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1998.


ITEM 2. Changes in Securities

          NONE


ITEM 3. Defaults upon Senior Securities

          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder

        On December 23, 1998 the Company held its annual shareholder meeting in which the following item was voted upon:

                                              Tabulation of Votes
                                              -------------------
                                         For        Against     Abstain
                                         ---        -------     -------
     Election of Directors:
        Harold S. Elkan ............   23,289,103        0      272,072
        Steven R. Whitman ..........   23,289,603        0      271,572
        Patrick D. Reiley ..........   23,290,103        0      271,072
        James E. Crowley ...........   23,290,603        0      270,572
        Robert A. MacNamara ........   23,290,703        0      270,572


ITEM 5. Other Information

          NONE


ITEM 6. Exhibits & Reports on Form 8-K

     (a) Exhibits: NONE

     (b) Reports on Form 8-K:  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SPORTS ARENAS, INC.



     By: /s/ Harold S. Elkan
             ------------------
               Harold S. Elkan, President and Director


     Date:   February 13, 1999
            ------------------



     By:/s/ Steven R. Whitman
            -----------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: February 13, 1999
           ------------------