Form 10-Q
period 1999-03-31
SPORTS ARENAS INC
filed 1999-05-17
CIK 93003

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1999
                                          OR

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of April 30, 1999 was 27,250,000 shares.

                                 SPORTS ARENAS, INC.

                                      FORM 10-Q

                             QUARTER ENDED MARCH 31, 1999

                                        INDEX






Part I - Financial Information:


Item 1.- Unaudited Consolidated Condensed Financial Statements:

      Balance Sheets as of March 31, 1999 and June 30, 1998 .............  1-2

      Statements of Operations for the Three Months Ended March 31,
            1999 and 1998 ...............................................    3

      Statements of Operations for the Nine Months Ended March 31, 1999
            and 1998 ....................................................    4

      Statements of Cash Flows for the Nine Months Ended March 31, 1999
            and 1998 ....................................................  5-6

      Notes to Consolidated Condensed Financial Statements ..............  7-9


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................... 10-14

Item 3.- Quantitative and Qualitative Disclosures About Market Risks ....   14

Part II - Other Information .............................................   15


Signature ...............................................................   16

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS

                                                         March 31,    June 30,
                                                           1999         1998
                                                       ------------ -----------
                                                        (Unaudited)

Current assets:
   Cash and cash equivalents ......................... $   169,953  $ 1,416,460
   Notes receivable- Other ...........................        --         12,105
   Current portion of note receivable-affiliate ......      50,000       50,000
   Other receivables .................................      96,238      166,427
   Inventories .......................................     338,472      302,595
   Prepaid expenses ..................................     152,702      246,135
                                                       -----------  -----------
      Total current assets ...........................     807,365    2,193,722
                                                       -----------  -----------

Receivables due after one year:
   Note receivable- Affiliate, excluding
       current portion ...............................     443,904      473,408
                                                       -----------  -----------

Property and equipment, at cost:
   Land ..............................................     678,000      678,000
   Buildings .........................................   2,461,327    2,461,327
   Equipment and leasehold and tenant improvements....   2,121,012    1,997,192
                                                       -----------  -----------
                                                         5,260,339    5,136,519
      Less accumulated depreciation and
        amortization .................................  (1,887,605)  (1,654,521)
                                                       -----------  -----------
       Net property and equipment ....................   3,372,734    3,481,998
                                                       -----------  -----------

Other assets:
   Undeveloped land, at cost .........................   1,665,643    1,665,643
   Intangible assets, net ............................     288,023      315,015
   Investments .......................................     533,773    1,209,944
   Other .............................................     105,328      108,923
                                                       -----------  -----------
                                                         2,592,767    3,299,525
                                                       -----------  -----------

                                                       $ 7,216,770  $ 9,448,653
                                                       ===========  ===========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                        March 31,     June 30,
                                                          1999          1998
                                                     ------------   -----------
                                                      (Unaudited)

Current liabilities:
   Assessment district obligation-in default ....... $  2,500,251  $  2,319,826
   Current portion of long-term debt ...............      253,000       347,000
   Accounts payable ................................      495,540       577,847
   Accrued payroll and related expenses ............      118,131       108,497
   Accrued property taxes-in default ...............      558,095       487,728
   Accrued interest ................................       25,736        28,581
   Other liabilities ...............................      276,568       143,631
                                                     ------------  ------------
      Total current liabilities ....................    4,227,321     4,013,110
                                                     ------------  ------------

Long-term debt, excluding current portion ..........    3,185,970     3,287,783
                                                     ------------  ------------

Distributions received in excess of basis
   in investment ...................................   12,589,780    12,280,101
                                                     ------------  ------------

Tenant security deposits ...........................       25,605        25,951
                                                     ------------  ------------

Minority interest in consolidated subsidiary .......    1,712,677     1,762,677
                                                     ------------  ------------

Commitments and contingencies (Note 4)

Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding ........................      272,500       272,500
   Additional paid-in capital ......................    1,730,049     1,730,049
   Accumulated deficit .............................  (14,235,640)  (11,736,312)
                                                     ------------  ------------
                                                      (12,233,091)   (9,733,763)
   Less note receivable from shareholder ...........   (2,291,492)   (2,187,206)
                                                     ------------  ------------
     Total shareholders' deficit ...................  (14,524,583)  (11,920,969)
                                                     ------------  ------------

                                                     $  7,216,770  $  9,448,653
                                                     ============  ============







        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                          1999        1998
                                                      -----------   -----------
Revenues:
   Bowling .......................................... $   784,665  $   790,850
   Rental ...........................................     139,845      119,763
   Golf .............................................      86,468       49,359
   Other ............................................      30,520       49,176
   Other-related party ..............................      53,354       28,262
                                                      -----------  -----------
                                                        1,094,852    1,037,410
                                                      -----------  -----------
Costs and expenses:
   Bowling ..........................................     480,788      499,111
   Rental ...........................................      59,583       63,467
   Golf .............................................     299,298      287,844
   Development ......................................      30,423       41,709
   Selling, general, and administrative .............     849,591      738,822
   Depreciation and amortization ....................      95,990      134,245
                                                      -----------  -----------
                                                        1,815,673    1,765,198
                                                      -----------  -----------

Loss from operations ................................    (720,821)    (727,788)
                                                      -----------  -----------

Other income (expenses):
   Investment income:
     Related party ..................................       9,417       61,243
     Other ..........................................         631       39,687
   Interest expense related to development activities     (57,749)     (51,898)
   Interest expense and amortization of finance costs     (89,229)    (114,085)
   Equity in income of investees ....................     107,537    1,624,359
   Gain on sale, other ..............................        --          9,175
   Recognize deferred gain ..........................        --         43,380
                                                      -----------  -----------
                                                          (29,393)   1,611,861
                                                      -----------  -----------

Net income (loss) ................................... $ (750,214) $    884,073
                                                      ===========  ===========

Basic and diluted net income (loss) per common share
   from continuing  operations (based on 27,250,000
   weighted average common shares outstanding).......    $(0.03)      $0.03
                                                         ======       =====








        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                          1999         1998
                                                     -----------   -----------
Revenues:
   Bowling ......................................... $ 2,111,999   $ 2,106,492
   Rental ..........................................     416,114       367,606
   Golf ............................................     232,242       133,262
   Other ...........................................     110,392       100,760
   Other-related party .............................     159,478        85,145
                                                     -----------   -----------
                                                       3,030,225     2,793,265
                                                     -----------   -----------
Costs and expenses:
   Bowling .........................................   1,485,310     1,497,405
   Rental ..........................................     183,047       184,830
   Golf ............................................     793,930       613,852
   Development .....................................     114,855       115,407
   Selling, general, and administrative ............   2,621,867     2,135,574
   Depreciation and amortization ...................     283,170       401,723
                                                     -----------   -----------
                                                       5,482,179     4,948,791
                                                     -----------   -----------

Loss from operations ...............................  (2,451,954)   (2,155,526)
                                                     -----------   -----------

Other income (expenses):
   Investment income:
     Related party .................................     135,367       185,046
     Other .........................................      20,251        73,693
   Interest expense related to development activities   (180,425)     (162,820)
   Interest expense and amortization of finance costs   (256,453)     (355,457)
   Equity in income of investees ...................     233,886     1,802,859
   Gain on sale, other .............................        --           9,175
   Recognize deferred gain .........................        --          43,380
                                                     -----------   -----------
                                                         (47,374)    1,595,876
                                                     -----------   -----------

Loss from continuing operations ....................  (2,499,328)     (559,650)

Loss from discontinued operations ..................        --         (21,970)
                                                     -----------   -----------

Net loss ........................................... $(2,499,328)   $ (581,620)
                                                     ===========   ===========

Basic and diluted net loss per common share from
   continuing operations (based on 27,250,000
   weighted average common shares outstanding) .....   ($0.09)        ($0.02)
                                                       ======         ======








        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                         1999          1998
                                                     -----------   -----------
Cash flows from operating activities:
  Net loss ......................................... $(2,499,328)  $  (581,620)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred financing costs .....      11,337        17,595
      Depreciation and amortization ................     283,170       405,916
      Equity in income of investees ................    (233,886)   (1,802,859)
      Interest income accrued on note receivable
        from shareholder ...........................    (104,286)     (153,000)
      Interest accrued on assessment district
        obligations ................................     180,425       162,820
      Recognition of deferred gain .................        --         (43,380)
      Gain on sale of assets .......................        --         (10,279)
    Changes in assets and liabilities:
      (Increase) decrease in other receivables .....      70,189       (78,198)
      Increase in inventories ......................     (35,877)      (53,274)
      (Increase) decrease in prepaid expenses ......      93,433       (46,943)
      Decrease in assets of discontinued operation .        --         130,607
      Increase (decrease) in accounts payable ......     (82,307)      216,584
      Increase in accrued expenses and other
        liabilities ................................     210,093       144,761
      Decrease in liabilities of discontinued
        operation ..................................        --         (76,105)
      Other ........................................      20,038         4,743
                                                     -----------   -----------
        Net cash used by operating activities ......  (2,086,999)   (1,762,632)
                                                     -----------   -----------

Cash flows from investing activities:
   Decrease in notes receivable ....................      41,609        62,248
   Capital expenditures ............................    (123,820)     (280,956)
   Sale of discontinued operation ..................        --          30,207
   Proceeds from sale of other assets ..............        --          26,950
   Distributions from investees ....................   1,179,671     2,084,511
   Payments to holder of minority interest .........     (50,000)     (400,000)
                                                     -----------   -----------
        Net cash provided by investing activities ..   1,047,460     1,522,960
                                                     -----------   -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt ..    (195,813)     (369,757)
   Proceeds from short term borrowings .............        --         400,000
   Payments of short-term borrowings ...............        --        (250,000)
   Other ...........................................     (11,155)         --
                                                     -----------   -----------
        Net cash used by financing activities ......    (206,968)     (219,757)
                                                     -----------   -----------

Net decrease in cash and cash equivalents ..........  (1,246,507)     (459,429)
Cash and cash equivalents, beginning of year .......   1,416,460       821,513
                                                     -----------   -----------
Cash and cash equivalents, end of year ............. $   169,953   $   362,084
                                                     ===========   ===========

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                   NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
   Supplemental Schedule of Non-Cash Investing and Financing Activities:

Long-term debt of $45,486 was incurred to finance capital expenditures of $79,572 in 1997.

In 1997 the Company sold miscellaneous assets for cash proceeds of $26,950. The sale resulted in a reduction of property and equipment by $54,980 and accumulated depreciation by $38,309.

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

                         SPORTS ARENAS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 1999 AND 1998(Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and changes in cash flow for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended March 31, 1999 and 1998, are not necessarily indicative of operations for the entire year.

3. Investments:
   (a) Investments consist of the following:
                                               March 31,   June 30,
                                                 1999        1998
                                               --------   ----------
       Vail Ranch Limited Partnership
        (equity method) ....................   $495,847   $1,172,018
       All Seasons Inns, La Paz (cost basis)     37,926       37,926
                                               --------   ----------
          Total ............................   $533,773   $1,209,944
                                               ========   ==========
       Investment in UCV, L.P. classified
        as liability-
          Distributions received in excess
           of basis in investment.........  $12,589,780  $12,280,101
                                            ===========  ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                                 1999         1998
                                               --------   ----------
       UCV, L.P. ...........................   $263,886   $  258,859
       Vail Ranch Limited Partnership ......    (30,000)   1,544,000
                                               --------   ----------
                                               $233,886   $1,802,859
                                               ========   ==========

     The following is a summary of distributions received from investees:
                                                   1999         1998
                                               ------------ ------------
       UCV, L.P. ...........................   $    533,500 $    312,000
       Vail Ranch Limited Partnership ......        646,171    1,772,511
                                               ------------ ------------
           .................................   $  1,179,671 $  2,084,511
                                               ============ ============

   (b) Investment in UCV, L.P.

     The operating  results of this investment are included in the  accompanying
     consolidated   condensed   statements   of   operations   based   upon  the
     partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s unaudited statements of income for the nine-month periods ended December 31, 1998 and 1997 are as follows:
                                                  1999       1998
                                               --------   ----------
       Revenues ............................  $3,460,000  $3,368,000
       Operating and general and
             administrative costs ..........   1,142,000   1,122,000
       Depreciation ........................      21,000     143,000
       Interest expense ....................   1,572,000   1,584,000
       Write off of unamortized loan costs .     197,000         --
       Net income ..........................     528,000     519,000

4. Contingencies:

   (a) Old Vail Partners (OVP), a consolidated subsidiary and 50 percent owned by the Company, owns approximately 33 acres of undeveloped land that are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (made in semiannual installments) due related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for the last six years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $1,923,370 regarding delinquent assessment district payments ($1,365,275) and property taxes ($558,095).

     The principal balance of the allocated portion of the assessment district bonds ($1,134,976 at March 31, 1999 and $1,160,500 at June 30, 1998), and
     delinquent principal, interest and penalties ($1,365,275 at March 31, 1999 and $1,159,326 at June 30, 1998) are classified as "Assessment district obligation- in default" in the consolidated condensed balance sheet. In addition, accrued property taxes in the consolidated condensed balance sheet include $558,095 at March 31, 1999 and $487,728 at June 30, 1998 of delinquent property taxes and late fees related to the 33-acre parcel.

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

6. Reclassifications- Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in 1999.

7. Significant Events:

   (a) On January 11, 1999 the maturity date on a $80,673 note payable that was due February 1999 was extended to February 2004. The interest rate was reduced from 8-1/2 percent to 8 percent.

   (b) On May 11, 1999 the Company used the proceeds of a $1,975,000 loan to payoff an existing note payable of $1,147,560. The new loan bears interest at an annual fixed rate of 8.15 percent and is paid in monthly installments of $14,699 including principal and interest. The new loan is collateralized by $1,170,000 of land and office building. The loan is due on June 1, 2009. The prepayment of the existing note resulted in a prepayment penalty of $45,902 and the write-off of unamortized loan fees of $33,020, both of which were charged to expense in May 1999.

   (c) Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems.

8. Liquidity

     The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets or increases in the sales volume of its subsidiary, Penley Sports. The consolidated condensed financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                           LIQUIDITY AND CAPITAL RESOURCES

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $361,610 at March 31, 1999, which is a $1,349,776 change from the similarly calculated working capital of $988,166 at June 30, 1998. The change in working capital is primarily attributable to the cash used by operating activities for the nine months ended March 31, 1999. The following is a schedule of the cash provided
(used) before changes in assets and liabilities, segregated by business segments:

                                        1999           1998         Change
                                    -----------    -----------    -----------
    Bowling .....................   $  (121,000)   $  (174,000)   $    53,000
    Rental ......................       169,000        120,000         49,000
    Golf ........................    (2,058,000)    (1,653,000)      (405,000)
    Development .................      (120,000)      (121,000)         1,000
    General corporate expense and
      other......................      (232,000)      (158,000)       (74,000)
                                    -----------    -----------    -----------
       Cash used by continuing
       operations ...............    (2,362,000)    (1,986,000)      (376,000)
    Discontinued operations .....          --          (19,000)        19,000
    Capital expenditures, net of
      financing..................      (124,000)      (281,000)       157,000
    Principal payments on
      long-term debt.............      (196,000)      (370,000)       174,000
                                    -----------    -----------    -----------
       Cash used ................    (2,682,000)    (2,656,000)       (26,000)
                                    ===========    ===========    ===========
    Distributions received from
       investees, net of payments
       to holders of minority
       interests ................     1,130,000      1,685,000       (555,000)
                                    ===========    ===========    ===========

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The County of Riverside has obtained judgments for the defaults in assessment district payments and property taxes. The amount due to cure the judgments as of March 31, 1999 is $1,923,000. If the County of Riverside takes the property to public sale and the judgments are not satisfied prior to the sale, Old Vail Partners could lose title to the property and the property would not be subject to redemption. Also as described in Note 4 of the Notes to Consolidated Condensed Financial Statements, Old Vail Partners is contesting an attempt by the City of Temecula to effectively down-zone the property. As a result of the judgments and the attempts to down-zone the property, the recoverability of the carrying value of this property is uncertain.

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

Old Vail Partners (OVP) received a $575,617 distribution from Vail Ranch Limited Partnership in August 1998 as its share of the distribution from the new partnership with an affiliate of New Plan Realty Trust (formerly Excel Realty). OVP also received additional distributions of $70,554 in the quarter ended
December 31, 1998. However, it is unlikely that there will be significant distributions in the future until the remaining undeveloped land in the new partnership is developed and sold.

On May 11, 1999 the Company refinanced the existing $1,147,560 loan on its office building with a new $1,975,000 loan. The net proceeds of the loan after payoff of the existing debt, prepayment penalties of $45,902 and other closing costs, was approximately $675,000. The new loan bears interest at an annual fixed rate of 8.15 percent and is paid in monthly installments of $14,699 including principal and interest. The loan is due on June 1, 2009.

Management estimates negative cash flow of $600,000 to $700,000 for the remaining quarter of the year ending June 30, 1999 from operating activities after adding estimated distributions from UCV ($164,000) and deducting capital expenditures and scheduled principal payments on long-term debt. Management estimates that the existing cash balance plus the proceeds from the refinancing of the office building loan will be sufficient to fund the cash flow deficit through June 30, 1999. Management expects continuing cash flow deficits after June 30, 1999 until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating other sources of working capital from the sale of undeveloped land in Temecula or obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

                                 YEAR 2000 COMPLIANCE
The Company has a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. The program is broken down into three separate categories: computer systems, embedded technologies, and third party relationships.

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

If the steps taken by the Company and its vendors to be Year 2000 compliant are not successful, the Company could experience various operational difficulties. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger interfaces and lapse of certain services by vendors to the Company's operations. If the Company's plan to install new systems which effectively address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. The Company believes that the Year 2000 issue is being appropriately addressed by the Company and does not expect the Year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows of the Company in future periods. However, should the remaining review of the Company's Year 2000 risks reveal potentially non-compliant computer systems or material third parties, contingency plans will be developed at that time.

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

                                RESULTS OF OPERATIONS

The following are summaries of the changes in the results of operations for year-to-date and the current quarter:

                             Nine Months Ended March 31, 1999 versus 1998:
                             ---------------------------------------------

                                                             Real Estate               Unallocated
                                     Bowling       Rental    Development     Golf       And Other       Totals
                                    ---------    --------    ----------    ---------    --------    -----------
Revenues ........................   $   5,507    $ 50,278          --      $  98,980    $ 83,965    $   238,730
Costs ...........................     (12,095)     (1,783)         (552)     180,078        --          165,648
SG&A-direct .....................     (10,269)       --            --        258,366     195,966        444,063
SG&A-allocated ..................      13,139       4,000          --         72,000     (45,139)        44,000
Depreciation and amortization ...    (136,197)      9,852          --          5,445       2,347       (118,553)
Interest expense ................     (45,682)     (1,107)       17,276       (5,713)    (46,173)       (81,399)
Equity in investees .............        --         5,027    (1,574,000)        --          --       (1,568,973)
Gain on disposition .............        --          --            --         (1,225)    (51,330)       (52,555)
Segment profit (loss) ...........     196,611      44,343    (1,590,724)    (412,421)    (74,366)    (1,836,557)
Investment income ...............        --          --            --           --          --         (103,121)
Net loss from continuing
   operations ...................        --          --            --           --          --       (1,939,678)

                                Three Months Ended March 31, 1999 versus 1998:
                                ----------------------------------------------

                                                             Real Estate              Unallocated
                                      Bowling      Rental    Development      Golf     And Other       Totals
                                      -------    ---------   -----------   ---------    --------    -----------
Revenues ........................   $  (6,185)   $ 20,679          --      $  37,109    $  6,436    $    58,039
Costs ...........................     (18,323)     (3,884)      (11,286)      11,454        --          (22,039)
SG&A-direct .....................     (12,160)       --            --         67,315      56,211        111,366
SG&A-allocated ..................       6,969       2,000          --         29,000     (37,969)          --
Depreciation and ................     (44,907)      5,624          --            395         633        (38,255)
amortization
Interest expense ................      (8,180)       (380)        5,720       (1,927)    (14,238)       (19,005)
Equity in investees .............        --        37,178    (1,554,000)        --          --       (1,516,822)
Gain on disposition .............        --          --            --         (1,225)    (51,330)       (52,555)
Segment profit (loss) ...........      70,416      54,497    (1,548,434)     (70,353)    (49,531)    (1,543,405)
Investment income ...............        --          --            --           --          --          (90,882)
Net loss from continuing
   operations ...................        --          --            --           --          --       (1,634,287)


   Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $1,770 and $597 for the nine and three month periods respectively.

BOWLING OPERATIONS:

Bowling revenues remained relatively consistent in the three and nine month periods. The number of games bowled decreased by 4% in the nine month period and 3% in the three month period. The declines in games bowled primarily related to declines in league play. These decreases were partially offset by increases of 3% in the nine month period and 2% in the three month period in the average price of all games bowled. Management feels that there will continue to be a decline in league bowling but this is likely to continue to be offset by increases in the number of open-play games bowled and the price per game of open-play.

Bowl costs remained relatively consistent for the nine month period and declined by 3% for the three month period. The decrease in bowl costs in the three-month period were primarily attributable to a 4% decrease in payroll and related costs ($9,000).

Selling, general and administrative expenses directly attributable to the bowling segment decreased by 8% and 2% in the three and nine-month periods, respectively. The decrease in the three month period primarily related to decreases of 12% ($5,000) in payroll and related expenses and 7% ($4,000) in promotional expenses. The decrease in the nine month period primarily related to a decrease of 4% ($9,000) in promotional expenses.

Depreciation and amortization expense decreased in the three and nine-month periods due to equipment and goodwill acquired in 1983 (when the bowls were purchased) becoming fully depreciated and amortized in the year ended June 30, 1998.

Interest expense related to the bowling segment decreased because of the extinguishment of all bowl related financing during the year ended June 30, 1998.

RENTAL OPERATIONS:

Rental revenues increased by 17% and 13% in the three and nine month periods, respectively. This is primarily due to increases in the average rental rate of 22% for the three month period and 14% for the nine month period. There were no other significant changes to the components of the rental segment in the three and nine-month periods except for the equity in income of investees, which is primarily UCV.

The equity in income of UCV increased in the three and nine-month period by $37,178 and $5,027, respectively related to the results of operations of UCV for the periods ended December 31, 1998 and 1997. The following is a summary of the changes in UCV's operations for the three and nine month periods:

                                    Three Months   Nine Months
                                    ------------   -----------
     Revenues .....................   $  43,000    $  92,000
     Costs ........................      29,000       20,000
     Interest .....................     (21,000)     (12,000)
     Depreciation .................     (40,000)    (122,000)
     Write off  unamortized
       loan fees ..................        --        197,000
     Net income ...................      75,000        9,000

UCV's vacancy for each year has averaged approximately 1 percent. The rental rate for the three and nine month periods increased by approximately 3 percent. Costs increased in both periods primarily due to increases in the three month period of $10,000 in payroll and $13,000 in miscellaneous maintenance expenses. Although a $20,000,000 note was refinanced with a $25,000,000 note payable in May 1998, interest expense decreased during the three and nine month periods because the effective interest rate decreased from 10% to 7-1/2%. Depreciation expense decreased in both periods because the original acquisition cost of the buildings became fully depreciated in the prior periods. In conjunction with the refinancing of the note payable in May 1998, the balance of unamortized loan fees was charged to expense.

REAL ESTATE DEVELOPMENT OPERATIONS:

Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners.

The equity in income of Vail Ranch Limited Partners decreased from 1998 because of the gain from the sale of the shopping center recognized in January 1998.

GOLF OPERATIONS:

Sales during the three and nine month periods ended March 31, 1999 continued to be insignificant because the Company has not yet generated sales to golf club manufacturers or distributors. The Company expects that it will be at least three to nine months before the Company is able to generate sales with these types of customers. Sales during the three and nine month periods were principally to custom golf shops.

The following is a breakdown of the costs associated with the golf operation:

                                   1999         1998         1999         1998
                               ----------   ----------   ----------   ----------
 Costs of goods sold .......   $   57,000   $   30,000   $  130,000   $   48,000
 Underutilized manufacturing
   overhead ................      178,000      235,000      503,000      496,000
 Research & development ....       65,000       23,000      161,000       70,000
                                ---------    ---------    ---------    ---------
      Total golf costs .....      300,000      288,000      794,000      614,000
                                =========    =========    =========    =========
 Marketing & promotion .....      404,000      297,000    1,173,000      864,000
 Administrative-direct .....       26,000       66,000      110,000      161,000
                                ---------    ---------    ---------    ---------
      Total SG&A-direct ....      430,000      363,000    1,283,000    1,025,000
                                =========    =========    =========    =========
 Allocated corporate costs .       65,000       36,000      196,000      124,000
                                =========    =========    =========    =========

UNALLOCATED AND OTHER

Other revenues increased in the three and nine month periods primarily due to development planning fees collected from UCV starting in July 1998 and administrative fees collected from Ocean West Builders, Inc. which had previously been a wholly owned and consolidated subsidiary of the Company until January 1, 1998.

Selling, general and administrative expense increased in the three and nine month periods because of bonuses awarded in December 1998.

Investment income decreased in the nine and three month periods ended March 31, 1999 primarily due to discontinuing the accrual of interest income on the note receivable from shareholder (decrease of $49,000) and the payoff of a $670,000 note receivable in June 1998 (decrease of $60,000).

Interest expense decreased in the three and nine month periods due to a reduction in long-term debt in June of 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30.

                                  1999       2000         2001         2002     2003    Thereafter    Total
                              ---------  ----------    ----------   --------  --------  ----------  ----------
 Fixed rate debt ..........   $  51,000  $  211,000   $ 1,801,000   $ 44,000  $ 26,000  $1,953,000  $4,086,000
 Weighted  average interest
     rate .................       8.2%        8.2%          8.2%       8.2%      8.2%        8.2%        8.2%

 Variable rate debt .......   $  19,000  $   78,000   $    78,000   $  6,000      --          --     $ 181,000
 Weighted  average interest
     rate .................      10.5%       10.5%         10.5%      10.5%       --          --        10.5%


The amounts for 1999 relate to the three months ended June 30, 1999. The fixed rate debt information has been adjusted to reflect the effects of the refinancing completed on May 11, 1999.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $25,000,000 for which the current interest rate is 7 percent and all of the principal is due May 2001.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                       PART II
                                  OTHER INFORMATION



ITEM 1. Legal Proceedings

        As of March 31, 1999, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1998.


ITEM 2. Changes in Securities

          NONE


ITEM 3. Defaults upon Senior Securities

          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder

        On December 23, 1998 the Company held its annual shareholder meeting in which the following item was voted upon:
                                         Tabulation of Votes
                                   ---------------------------------
                                    For          Against     Abstain
                                   ----------    -------     -------
      Election of Directors:
         Harold S. Elkan ........  23,289,103       0        272,072
         Steven R. Whitman ......  23,289,603       0        271,572
         Patrick D. Reiley ......  23,290,103       0        271,072
         James E. Crowley .......  23,290,603       0        270,572
         Robert A. MacNamara ....  23,290,703       0        270,572


ITEM 5. Other Information

          NONE


ITEM 6. Exhibits & Reports on Form 8-K

     (a) Exhibits: NONE

     (b) Reports on Form 8-K:  NONE

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SPORTS ARENAS, INC.



     By: /s/ Harold S. Elkan
             ----------------
                 Harold S. Elkan, President and Director


     Date:   May 17, 1999
             -------------



     By:/s/ Steven R. Whitman
            -----------------
              Steven R. Whitman, Treasurer,
               Principal Accounting Officer and Director



     Date: May 17, 1999
           -------------