Form 10-K405
period 1999-06-30
SPORTS ARENAS INC
filed 1999-10-13
CIK 93003

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended June 30, 1999

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

                         Common Stock, $.01 par value
                               (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 20, 1999 was $163,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 20, 1999 was 27,250,000.

Documents Incorporated by Reference - None.

                                   PART I

ITEM I.  BUSINESS
-----------------

           GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESS
           ---------------------------------------------------------
   Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates two bowling centers, an apartment project (50% owned), one office building, a graphite golf shaft manufacturer, and undeveloped land. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 5230 Carroll Canyon Road, San Diego, California. The following is a summary of the revenues of each segment, excluding construction, stated as a percentage of total revenues for each of the last three years:
                                  1999     1998     1997
                                  ----     ----     ----
         Bowling ................  68       74       79
         Real estate operations .  15       13       13
         Real estate development    -        -        -
         Golf ...................   9        6        2
         Other ..................   8        7        6


                                BOWLING CENTERS
                               -----------------

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

The bowling centers' operations include food and beverage facilities and coin operated video and other games. The revenues from these activities have averaged 32 percent of total bowling related revenues for the last three fiscal years. The bowling centers operate the food and beverage operations, which includes sale of beer, wine and mixed drinks, at all of its bowling centers. The Company receives a negotiated percentage of the gross revenues from the coin operated video games. The video game operations at the two California operations were operated by Sports Arenas, Inc. until December 15, 1996, when the video game operation was sold to an unaffiliated third party for $55,000. The Company now receives a percentage of the gross revenues from the video game operations as part of the concession contract. Both of the bowling centers include pro shops, which are leased to independent operators for nominal amounts. Both of the centers also have day care facilities, which are provided free of charge to the bowlers. Both of the bowling centers have automatic score-keeping and one of the remaining centers has a computerized cash control system.

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

At June 30, 1999, both bowling centers were licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The two bowling centers employ approximately 60 people.

                             REAL ESTATE DEVELOPMENT
                            ------------------------

The Company, through its subsidiaries (see Item 2. Properties (b) Real Estate Development for ownership), has ownership interests in a 33 acre parcel and a 13 acre parcel of undeveloped land in Temecula, California (Riverside County).

In September 1994, Vail Ranch Limited Partnership (VRLP) was formed as a partnership between Old Vail Partners, L.P., a California limited partnership,
(OVP), a subsidiary of the Company, and Landgrant Corporation (Landgrant) to develop a 32 acre parcel of land of which 27 acres was developable. Landgrant is not affiliated with the Company. VRLP completed construction of a community shopping center on 10 acres of land in May 1997 and sold approximately 3.6 partially improved acres in the year ended June 30, 1997 and .59 partially improved acres during the year ended June 30, 1998 to unaffiliated purchasers for cash of $2,365,000 and $400,000, respectively. The cash proceeds from these sales were applied to reduce the construction loan balance. On January 2, 1998, VRLP sold the shopping center to New Plan Excel Realty Trust, Inc. (Excel) for $9,500,000 cash. On August 7, 1998, VRLP entered into a an operating agreement (Agreement) with ERT Development Corporation (ERT), an affiliate of Excel, to form Temecula Creek, LLC, a California limited liability company (TC). TC was formed for the purpose of developing, constructing and operating the remaining 13 acres of land as part of the community shopping center in Temecula, California. VRLP contributed the 13 acres of land to TC and TC assumed the balance of the assessment district obligation payable. For purposes of maintaining capital account balances in calculating distributions, VRLP's contribution, net of the liability assumed by TC, was valued at $2,000,000. ERT contributed $1,000,000 cash which was immediately distributed by TC to VRLP. VRLP, which is the managing member, and ERT are each 50 percent members. ERT also advanced approximately $220,000 to TC to reimburse VRLP for certain predevelopment costs incurred by VRLP for the 13 acres. The Agreement provides that ERT will advance funds to fund predevelopment costs, other than property taxes and assessment district costs. Each member is required to advance 50 percent of the property taxes and assessment district costs as they become due (approximately $163,000 annually). TC is currently in the process of obtaining construction financing to construct 59,519 square feet of shopping center space. TC has signed a 15 year lease with a national discount department store for 35,707 square feet of the space. TC currently estimates that the development of this phase will be completed and ready for occupancy in May-June 2000. The plan for the balance of the land is to construct an additional 50,000 square feet of shopping center space once the space is sufficiently pre-leased.

As of June 30, 1999, Old Vail Partners, a California general partnership, (OVPGP), a subsidiary of the Company, owns a 33 acre parcel which was designated as commercially-zoned, however, the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description).

OVPGP has not paid property taxes or annual payments for a county assessment district obligation for over seven years related to 33 acres owned by OVPGP. On March 18, 1997, the County of Riverside (the County) sold a 7-acre parcel that had been owned by OVPGP at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the delinquent assessment district obligation of $171,672. OVPGP has no continuing obligation from this sale. The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments.

The 33 acres of land is located in an area of the City of Temecula that  has a population within its trade area of approximately 72,000. There is a significant amount of other undeveloped commercially zoned land near the property. Therefore, in addition to the normal risks associated with development of unimproved land (government approvals, availability of financing, etc.), there is significant competition from the other property owners with commercially zoned land for prospective users of the land. The Company is evaluating alternatives regarding the 33 acres of land OVPGP owns. The alternatives include selling the land or obtaining a joint venture partner to supervise and provide funding for the development of the property. However, the Company does not believe either scenario is likely as long as the zoning of the property is disputed.

As of June 30, 1999, Downtown Properties, Inc. (Downtown), a wholly-owned subsidiary of the Company, owned undeveloped land in Missouri. The land was sold on September 7, 1999 for $215,000, less selling expenses of $24,549.

                         COMMERCIAL REAL ESTATE RENTAL
                        --------------------------------

Real estate rental operations consist of one office building in the Sorrento Mesa area of San Diego, California, a sublessor interest in land leased to condominium owners in Palm Springs, California, and a 50 percent ownership interest in a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly-owned subsidiary of the Company, owns a 36,000 square foot office building in the Sorrento Mesa area of San Diego, California. The building was originally acquired in 1984 by 5230, Ltd., which was 75 percent owned as a limited and general partner by Sports Arenas Properties, Inc. (SAPI), a wholly-owned subsidiary of the Company. The Company occupies approximately 14 percent of the office building, which is currently 100 percent occupied.

The following is a schedule of selected operating information over the last five years:
                             1999      1998      1997       1996      1995
                             ----      ----      ----       ----      ----
   Occupancy .............    99%        97%       98%       92%        93%
   Average monthly
     rent/square foot.....   $.98      $.86      $.87       $.88      $.86
   Real property tax ..... $19,000    $18,000   $17,000   $17,000    $17,000
   Real Property tax rate.   1.12%      1.12%     1.12%     1.12%      1.12%

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
                             1999      1998      1997       1996      1995
                             ----      ----      ----       ----      ----
   Occupancy.............     99%        99%       98%       97%        94%
   Average monthly
     rent/unit ..........    $694       $675      $662      $648       $644
   Real property tax.....  $110,000   $108,000  $107,000  $105,000   $104,000
   Real Property tax rate    1.12%      1.12%     1.12%     1.12%      1.12%


                            GOLF SHAFT MANUFACTURER
                            ------------------------
On January 22, 1997, the Company purchased the assets of the Power Sports Group doing business as Penley Power Shaft (PPS) and formed Penley Sports, LLC (Penley) with the Company as a 90 percent managing member and Carter Penley as a 10 percent member. PPS was a manufacturer of graphite golf shafts that primarily sold its shafts to custom golf shops. PPSs sales had averaged approximately $375,000 over the previous two calendar years. PPS marketed its shafts in limited quantities through phone contact and trade magazine advertisements directed at golf shops. Although PPS's manufacturing process was not automated, it had developed a good reputation in the golf industry as a manufacturer of high performance golf shafts, in addition to maintaining relationships with the custom golf shops. Penley's plans are to market its products to golf club manufacturers and golf club component distributors. To compliment the program of marketing to higher volume purchasers, Penley purchased approximately $498,000 of equipment in the year ended June 30, 1997 to automate some of the production processes. Currently, Penley's sales continue to be to custom golf shops where the orders are for 2 to 10 shafts per order at prices averaging $18 per shaft. Penley has implemented an extensive program to market directly to the golf club manufacturers through the distribution of direct mail materials and videos and participation in several large golf shows during the year. Penley is principally using its internal sales staff in the marketing and sale of its shafts to manufacturers, distributors and golf shops. Penley is also promoting its shafts to professional golfers as a means of achieving acceptance with the club manufacturers as the golfers endorse the shafts. Management estimates it may take from another six to twelve months before it is successful in entering into a significant sales contract with a golf club manufacturer of distributor. However, there can be no assurances that the Company will be able to enter into any significant sales contracts or that, if it does, the contracts will be profitable to the Company.

Management believes Penley has been successful in building a reputation as a leader in new shaft design and concepts. Penley has applied for several patents on shaft designs, of which one was issued and the others are pending. Although Penley has developed several new products, no assurance can be given that they will meet with market acceptance or that Penley will be able to continue to design and manufacture additional new products.

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

Penley currently has one patent and another patent pending and several copyrighted trademarks and logos. Although Management believes these items are of value to the business and Penley will protect them to the fullest extent possible, Management does not believe these items are critical to Penley's ability to develop business with the golf club manufacturers.

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


ITEM 2. PROPERTIES
------------------

     (a)  BOWLING CENTERS:
     ---------------------
The Company's two bowling centers occupy the following facilities:

         Name           Location        Size      Expiration Date of Lease
     -----------       ------------   --------   --------------------------
     Grove Bowl        San Diego,     60 lanes   June 2003- options to 2018
                         California
     Valley Bowl       San Diego,     50 lanes   October 2003- options to 2013
                         California

The Valley Bowl real estate is owned by Bowling Properties, Inc., a wholly-owned subsidiary of the Company and is collateral for a $1,768,583 note payable. The property was purchased in November 1993 from an unaffiliated third party in conjunction with the acquisition of the bowling center in August 1993. The Grove Bowl occupies its facility pursuant to a long-term operating lease described in
Note 8a to the Notes to Consolidated Financial Statements.

     (b)  REAL ESTATE DEVELOPMENT:
     -----------------------------
As of June 30, 1999, Downtown Properties Inc. (DPI), a wholly-owned subsidiary of the Company, owned 507 acres of undeveloped land in Lake of the Ozarks, Missouri. The land was collateral for a $75,927 bank loan (first deed of trust). On September 7, 1999 the property was sold to a third party for $215,000 cash, less selling expenses of $24,549, and the loan was paid from the proceeds.

     RCSA Holdings, Inc. (RCSA) and OVGP, Inc., wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP), which owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). As described in Note 6c of Notes to Consolidated Financial Statements, the other partner in OVP is entitled to 50 percent of the cash distributions from OVP, not to exceed $2,450,000, of which $500,000 has been paid as of June 30, 1999.

RCSA and DPI are the general partners of Old Vail Partners (OVPGP), a California general partnership, which owns 33 acres of unimproved land in Temecula, California. OVPGP is obligated to contribute the land to OVP once the litigation regarding the zoning is settled (see below).

The 33 acres of land owned by OVPGP as of June 30, 1999 are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The principal balance of the allocated portion of the bonds is $1,384,153. The annual payments (due in semiannual installments) related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for over the last seven years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,038,585 regarding delinquents assessment district payments ($1,455,726) and property taxes ($582,859).

The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999, OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments.

The 33-acre parcel is subject to an action that essentially down-zones the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description).

     (c)  REAL ESTATE OPERATIONS:
     ----------------------------
UCVGP, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owns a 542-unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for a $25,000,000 note payable by the partnership as of June 30, 1999.

DPDC owns an approximate 36,000 square foot office building located in San Diego, California, which was constructed in 1983. As of June 30, 1999, the property is collateral for a $1,973,715 note payable. .

DPDC is the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land is subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043.

     (d)  GOLF OPERATIONS:
     ---------------------
Penley Sports, LLC leases 8,559 square feet of industrial space in San Diego, California pursuant to a lease that expires in March 2000. Penley is currently evaluating options for relocating to a larger leased facility.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
At June 30, 1999, except as noted below, the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.

(a) In November 1993, the City of Temecula adopted a general development plan that designated 33 acres of property owned by Old Vail Partners, a general partnership (the predecessor to Old Vail Partners, L.P., a California limited partnership) (OVPGP) as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned the 33 acres from a "commercial" to "professional office" use. As described in Item 2. Properties, the parcel is subject to assessment district obligations, which were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of assessment district costs.

     On May 6, 1998, OVPGP filed suit against the City of Temecula, California in the California Superior Court for the County of Riverside. OVPGP is claiming that, if the effective re-zoning is valid, the action would be a taking and damaging of OVPGP's property without payment of just compensation. OVPGP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. OVPGP has previously suffered adverse outcomes in other suits filed in relation to this matter. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVPGP and the City of Temecula attempted to informally resolve this litigation. The outcome of this litigation is uncertain.

(b) On September 23, 1999, OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County of Riverside, California's secured claim for delinquent taxes and assessment district payments. OVPGP's plan is to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described in item
     (a), above, and restore the economic value of the property. Once the zoning is restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.


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

                                            1999                 1998
                                       --------------       ---------------
                                       High      Low         High      Low
                                       ----      ---         ----      ---
                  First Quarter        $ .05    $ .02       $ .02     $ .02
                  Second Quarter       $ .03    $ .02       $ .02     $ .02
                  Third Quarter        $ .02    $ .02       $ .44     $ .02
                  Fourth Quarter       $ .02    $ .02       $ .03     $ .03

(b) The number of holders of record of the common stock of the Company as of September 20, 1999 is approximately 4,300. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

(c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (NOT COVERED
-----------------------------------------------------------
           BY INDEPENDENT AUDITORS' REPORT)
           --------------------------------

                                                                Year Ended June
                                    -------------------------------------------------------------------------
                                        1999           1998           1997            1996            1995
                                    -----------    -----------    -----------    ------------    ------------
     Revenues ...................   $ 4,097,090    $ 3,813,751    $ 3,951,286    $  8,146,209    $  8,547,275
     Loss from operations .......    (3,654,212)    (2,603,065)    (4,327,225)       (817,648)       (355,628)
     Income (loss)
       from continuing operations    (3,501,933)      (895,524)    (3,347,008)        517,311        (841,786)
     Basic and diluted income
       (loss) per common share
       from continuing operations       (.13)          (.03)          (.12)            .02            (.03)
     Total assets ...............     6,998,820      9,448,653      9,933,755      16,445,081      15,308,441
     Long-term debt,
       excluding current portion      3,911,694      3,287,783      4,061,987       4,387,259       6,803,635


See Notes 4b, 6c, and 12 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS.
          --------------

                       LIQUIDITY AND CAPITAL RESOURCES

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $133,548 at June 30, 1999, which is a $1,121,714 decrease from the similarly calculated working capital of $988,166 at June 30, 1998. Working capital decreased primarily from $3,008,969 of cash used by operations after capital expenditures and debt service. This use of funds was partially offset by $1,419,671 of distributions received from investees and $718,864 of net proceeds from refinancing long term debt.

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its share of distributions from investees and proceeds from real estate and bowling center sales to fund these deficits.

The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:

                                                        1999           1998           1997
                                                     -----------    -----------    -----------
     Bowling .....................................   $  (157,000)   $  (173,000)   $   (87,000)
     Rental ......................................       207,000        164,000        185,000
     Golf ........................................    (2,587,000)    (2,027,000)      (574,000)
     Development .................................      (215,000)      (164,000)      (206,000)
     General corporate expense and other .........      (257,000)      (166,000)      (171,000)
                                                     -----------    -----------    -----------
     Cash provided (used) by continuing operations    (3,009,000)    (2,366,000)      (853,000)

     Capital expenditures, net of financing ......      (148,000)      (322,000)      (314,000)
     Discontinued operations .....................          --          (24,000)       (12,000)
     Acquisition of golf shaft manufacturer ......          --             --         (172,000)
     Principal payments on long-term debt ........      (262,000)      (935,000)    (1,392,000)
                                                     -----------    -----------    -----------
     Cash used ...................................    (3,419,000)    (3,647,000)    (2,743,000)
                                                     ===========    ===========    ===========

     Distributions received from investees .......     1,420,000      4,259,000        581,000
                                                     ===========    ===========    ===========
     Proceeds from sale of assets ................          --           57,000      2,086,000
                                                     ===========    ===========    ===========


Other than a $2,000,000 distribution received in May 1998 from the proceeds of UCV's refinancing of long term debt, the cash distributions the Company received from UCV during the last three years were the Company's proportionate share of distributions from UCV's results of operations. The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $12,688,808 at June 30, 1999. Although this amount is presented in the liability section of the balance sheet, the Company has no liability to repay the distributions in excess of basis in UCV. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeded its liabilities by $15,000,000-$18,000,000 as of June 30, 1999. UCV is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units. UCV has a loan commitment from its existing lender to advance up to an additional $4,450,000. The proceeds of this additional advance, after loan costs and capital replacement reserve holdbacks, will be used to fund distributions to the partners of which the Company is expected to receive $1,700,000.

At June 30, 1999, the Company owned a 50 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which was formed to develop 32 acres of land (of which 27 is developable) into a commercial shopping center. VRLP obtained construction financing in July 1996 and completed development of the first phase (14 acres) of the shopping center in May 1997. On January 2, 1998 VRLP sold the completed portion of the development (14 acres) for $9,500,000 to Excel, which resulted in cash proceeds of approximately $2,929,000. VRLP used these proceeds for distributions to partners of which the Company received $1,772,511. On August 7, 1998 VRLP contributed the remaining undeveloped land to Temecula Creek, LLC (TC), a limited liability company, the other member of which is ERT Development Corporation (an affiliate of Excel) and received a cash distribution of $1,220,000. VRLP used these proceeds for distributions to its partners of which the Company received an additional $575,600 in August 1998. TC has signed a lease with a national discount department store and is in the process of obtaining construction financing. The Company estimates that the value of the Company's 50 percent interest in VRLP at June 30, 1999 is approximately $1,000,000 to $1,500,000.

As described in Note 4b of the Notes to Consolidated Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel at June 30, 1999 was approximately $1,456,000 ($1,159,000 at June 30, 1998). The principal balance of the allocated portion of the bonds ($1,384,153 as of June 30, 1999 and 1998), and delinquent interest and penalties ($1,181,026 as of June 30, 1999 and $935,673 as of June 30, 1998) are
classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the consolidated balance sheet include $582,859 of delinquent property taxes and late fees as of June 30, 1999 ($487,728 as of June 30, 1998). The Company estimates the value of this land is approximately $4,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings (a) for description). The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan is to use the relief to continue its efforts to negotiate a settlement of the zoning issues and restore the economic value of the property. If the zoning is restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims. As a result of the judgment and the down-zoning of the property, the recoverability of the remaining $1,391,468 carrying value of this property is uncertain.

The Company is expecting a $450,000 cash flow deficit in the year ending June 30, 2000 from operating activities after estimated distributions from UCV ($319,000 from operations and $1,700,000 from proceeds of refinancing long term debt), estimated capital expenditures ($119,000) and scheduled principal payments on long-term debt. The Company's $357,906 of cash as of June 30, 1999 will not be sufficient to fund this estimated cash flow deficit. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating other sources of working capital from the sale of undeveloped land in Temecula or obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.


                        NEW ACCOUNTING PRONOUNCEMENTS
                        -----------------------------

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those derivative instruments at fair value. SFAS No. 133 was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. Currently, we do not hold derivative instruments or engage in hedging activities. The adoption of this standard is not expected to have a material effect on our consolidated financial statements taken as a whole.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In April 1998, the same committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." These standards are effective for the year ending June 30, 2000. The adoption of these standards are not expected to have a material effect on our consolidated financial statements taken as a whole.


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

     Third Party Relationships- This category includes critical relationships with vendors such as graphite manufacturers in the golf shaft segment, and providers of local utilities (water and electricity). The Company will implement a program conducting discussions with these types of suppliers in calendar year 1999. There can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Company. At the present time, the Company does not have a contingency plan in place in the event of a Year 2000 failure at one of the Company's significant suppliers. However, the Company plans to create a contingency plan by the fourth quarter of calendar year 1999.

If the steps taken by the Company and its vendors to be Year 2000 compliant are not successful, the most likely worst-case scenario is that the Company could experience various operational difficulties. These could include, among other things, processing transactions to an incorrect accounting period, difficulties in posting general ledger interfaces and lapse of certain services by vendors to the Company's operations. If the Company's plan to install new systems which
effectively   address  the  Year  2000  issue  is  not  successfully  or  timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred. The Company believes that the Year 2000 issue is being appropriately addressed by the Company and does not expect the Year 2000 issue to have a material adverse impact on the financial position, results of operations or cash flows of the Company in future periods. However, should the remaining review of the Company's Year 2000 risks reveal potentially non-compliant computer systems or material third parties, contingency plans will be developed at that time.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30.

                                     2000           2001          2002       2003        2004       Thereafter      Total
                                 ----------    ------------    ---------    -------   ---------    ------------    ------------
Fixed rate debt ..............   $  211,000    $  1,795,000    $  39,000    $21,000   $  22,000    $  1,878,000    $  3,966,000
Weighted average interest rate        8.2%            8.2%         8.2%       8.2%        8.2%            8.2%            8.2%

Variable rate debt ...........   $   78,000    $     78,000    $   6,000       --          --              --      $    162,000
Weighted average interest rate       10.8%           10.8%        10.8%        --          --              --            10.8%

The fixed rate debt information has been adjusted to reflect the effects of paying a $76,000 note payable on September 7, 1999.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $25,000,000 as of June 30, 1999 for which the interest rate was 7.4 percent. The principal cash flows for each of UCV's fiscal years ending March 31 is: 2000-None; 2001- $365,000; 2002- $24,635,000; and $25,000,000 in total.

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

                             RESULTS OF OPERATIONS

The discussion of Results of Operations is primarily by the Company's business segments. The analysis is partially based on a comparison of and should be read in conjunction with the business segment operating information in Note 11 to the Consolidated Financial Statements. The following is a summary of the changes to the components of the segments in the years ended June 30, 1999 and 1998:

                                                    Real Estate    Real Estate                   Unallocated
                                        Bowling      Operation     Development        Golf        And Other         Totals
                                      -----------    ----------    -----------    -----------    -----------    -----------
Year Ended June 30, 1999
------------------------
Revenues .........................   $    (6,918)   $    72,676    $      --      $   142,167    $    77,781    $   285,706
Costs ............................       (44,885)        22,615         24,276        254,521           --          256,527
SG&A-direct ......................        71,254           --             --          396,251        630,681      1,098,186
SG&A-allocated ...................           537          3,000         27,000         60,000        (41,537)        49,000
Depreciation and amortization ....      (179,725)        12,985           --            6,879          2,372       (157,489)
Impairment losses ................          --             --         (389,371)          --             --         (389,371)
Interest expense .................       (59,929)         3,954         22,937         (7,713)       (67,044)      (107,795)
Equity in income (loss)
  of investees ...................          --          173,592     (1,395,256)          --             --       (1,221,664)
Gain (loss) on disposition .......          --             --             --             --         (716,025)      (716,025)
Segment profit (loss) ............       205,830        203,714     (1,080,098)      (567,771)    (1,162,716)    (2,401,041)
Investment income ................                                                                                 (205,368)
Net loss from continuing
   operations ....................                                                                               (2,606,409)

Year Ended June 30, 1998
------------------------
Revenues .........................   $  (303,154)   $    (7,447)   $      --      $   174,376    $     3,720    $  (132,505)
Costs ............................      (226,467)        12,103        (15,397)       605,287           --          375,526
SG&A-direct ......................        31,521           --             --          944,412         (2,077)       973,856
SG&A-allocated ...................         8,820          3,000           --           54,000        (38,820)        27,000
Depreciation and amortization ....      (218,949)         5,097           --           78,207         14,114       (121,531)
Impairment losses ................      (234,248)          --       (1,929,000)          --             --       (2,163,248)
Interest expense .................       (38,831)        (1,408)       (13,159)        23,232          8,157        (22,009)
Equity in income of investees ....          --           41,643      1,580,846           --             --        1,622,489
Gain (loss) on disposition .......    (1,154,514)          --          468,268           --          716,025         29,779
Segment profit (loss) ............      (779,514)        15,404      4,006,670     (1,530,762)       738,371      2,450,169
Investment income ................                                                                                    1,315
Net loss from continuing
   operations ....................                                                                                2,451,484


BOWLING OPERATIONS:
-------------------
                                1999 vs. 1998
                                -------------

Although there was no overall significant change to bowling revenues, there was a continued decline in league games bowled (7%) and league bowling revenues (9%). This was offset by an increase in open games bowled (2%) and open bowling revenues (13%). The price per game of open games bowled increased 10 percent in 1999. Bowling costs decreased 2 percent in 1999 without any primary cause. Direct selling, general and administrative costs increased 12 percent primarily due to a $55,000 increase in marketing and promotion expenses. Depreciation and amortization expense decreased by $180,000 because most property and equipment became fully depreciated in 1998. Interest expense decreased by $60,000 because a significant portion of the debt associated with the acquisition of the bowling centers was extinguished in 1998.

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

RENTAL OPERATIONS
-----------------
There were no significant changes to the rental segment in 1998 other than the increase in the equity in income of UCV, LP of $41,643. The equity in income of UCV increased by $173,592 in 1999 excluding the extraordinary loss of $98,500 in the year ended June 30, 1999. The rental segments revenues increased by $72,676 in 1999 primarily due to a 14 percent increase in the average rental rate of the office building. Rental costs increased by $22,615 in 1999 primarily due to termite treatment of the office building that is non-recurring.

The vacancy rate for the office building was 2%, 3% and 1% for 1997, 1998 and 1999, respectively. The average monthly rent per square foot was $.87, $.86, and $.98 for 1997, 1998 and 1999, respectively. The Company is currently leasing space to new tenants and renewing existing leases at monthly rates ranging from $1.25-$1.30 per square foot.

The following is a summary of the changes in the operations of UCV, LP in 1999 and 1998 compared to the previous years:
                                      1999         1998
                                    ---------    ---------
     Revenues ...................   $ 131,000    $ 137,000
     Costs ......................      (9,000)      90,000
     Redevelopment planning costs      (6,000)     (18,000)
     Depreciation ...............    (147,000)     (18,000)
     Interest and amortization of
       loan costs ...............     (54,000)        --
     Extraordinary loss from debt
       extinguishment ...........     197,000         --
     Net income .................     150,000       83,000


Vacancy rates at UCV have averaged 1.8%,1.1% and 1.3% in 1997, 1998 and 1999, respectively. The increase in revenues is primarily due to increases to the average rent rates of 2% in 1998 and 3% in 1999. Depreciation decreased in 1999 because the buildings for UCV became fully depreciated in 1998. UCV refinanced its long-term debt In May of 1998 increasing outstanding debt by $5,166,500 but also decreasing the average interest rate from 10 percent to 7-1/2 percent. The refinance resulted in an extraordinary loss of $197,000 related to a prepayment penalty and the write off of the unamortized loan fees of the previous long-term debt.

REAL ESTATE DEVELOPMENT:
------------------------
The real estate development segment consists primarily of OVPGP's operations related to undeveloped land in Temecula, California, and an investment in VRLP. Development costs consist primarily of legal expenses ($62,000 in 1999, $67,000 in 1998, and $80,000 in 1997) related to the litigation regarding the effective down-zoning of the 33 acres of land and property taxes ($95,000 in 1999, $89,000 in 1998, and $85,000 in 1997). OVPGP also incurred in 1999 $19,000 of expenses to remove two old building structures from the property. Development interest primarily represents the interest portion of the assessment district payments due each year and the interest accrued on the delinquent payments.

The following is a summary of the changes in the operations of VRLP in 1999 and 1998 compared to the previous years:

                                         1999           1998
                                     -----------    -----------
     Revenues ....................   $  (445,000)   $   513,000
     Gain on sale ................    (3,107,000)     3,047,000
     Operating expenses ..........      (396,000)       252,000
     Depreciation and amortization      (253,000)       145,000
     Interest ....................      (294,000)       109,000
     Equity in loss of investee ..        82,000           --
     Net income (loss) ...........    (2,691,000)     3,054,000

During the year ended June 30, 1997, VRLP completed construction of a shopping center on 10 acres of land in May 1997 and sold approximately 3.6 acres of land. During the year ended June 30, 1998, VRLP sold the completed shopping center for $9,500,000 and an additional .59 acres of land. As a result, the operating results only reflect shopping center operations for two months in 1997 and six months in 1998. The remaining 13 acres of undeveloped land were contributed to a limited liability company (Temecula Creek) in August 1998. The agreement provides that the other member will advance funds over the next 12 months to fund predevelopment expenses and obtain financing for the eventual development. However, each of the members is required to advance funds equal to 50 percent of the annual property taxes and assessments ($163,000 annually) until development commences. The operations for 1999 reflect the results of negotiating property tax refunds that are non-recurring. The equity in the loss of investee represents VRLP's share of the property taxes expensed by Temecula Creek during 1999.

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

GOLF SHAFT MANUFACTURING:
-------------------------
Sales during the years 1999 and 1998 were small because Penley has not yet developed sales with golf club manufacturers or distributors. The sales were principally to custom golf shops. The Company expects that it will be another six to twelve months before Penley is able to develop significant sales with manufacturers or distributors.

Operating expenses of the golf segment consisted of the following in 1999, 1998 and 1997:

                                       1999         1998         1997
                                    ----------   ----------   ----------
     Costs of sales and
       manufacturing overhead ...   $  797,000   $  643,000   $   97,000
     Research and development ...      234,000      134,000       75,000
                                    ----------   ----------   ----------
         Total golf costs .......    1,031,000      777,000      172,000
                                    ==========   ==========   ==========

     Marketing and promotion ....    1,511,000    1,151,000      206,000
     Administrative costs- direct      174,000      138,000      139,000
                                    ----------   ----------   ----------
       Total SG&A-direct ........    1,685,000    1,289,000      345,000
                                    ==========   ==========   ==========


UNALLOCATED AND OTHER:
----------------------
Revenues increased by $72,000 in 1997 due to a $47,000 increase in brokerage commissions earned in 1997.

Unallocated SG&A and Other SG&A combined increased by $590,000 in 1999 primarily due to increases in wages in the corporate segment in 1999 of which $110,000 related to discretionary bonuses to the officers, and a $390,000 provision for the uncertainty of the collectibility of the note receivable from affiliate in 1999.

Interest expense declined by $67,000 in 1999 due to the reduction of the outstanding principal balances of long-term debt.

Investment income decreased by $205,000 in 1999 due to the collection of $728,000 note receivable in June 1998 and the cessation of accrual of interest income on the note receivable from shareholder (See Note 3c of the Notes to Consolidated Financial Statements).

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




                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 1999. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

     Directors and Officers     Age    Position and Tenure with Company
     ----------------------     ---    --------------------------------
     Harold S. Elkan .........  56     Director since November 7, 1983;
                                         President since November 11, 1983
     Steven R. Whitman .......  46     Chief Financial Officer and Treasurer
                                         since May 1987; Director and
                                         Assistant Secretary since
                                         August 1, 1989, Secretary
                                         since January 1995
     Patrick D. Reiley .......  58     Director since August 21, 1986
     James E. Crowley ........  52     Director since January 10, 1989
     Robert A. MacNamara .....  51     Director since January 9, 1989

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

     3. Patrick D. Reiley was the Chairman of the Board and Chief Executive Officer of Reico Insurance Brokers, Inc. (Reico) from 1980 until June 1995, when Reico ceased doing business. Reico was an insurance brokerage firm in San Diego, California. Mr. Reiley has been a principal of A.R.I.S., Inc., an international insurance brokerage company, since 1997.

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

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 1997 through 1999, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 1999 exceeded $100,000.

                                                     Long-term   All Other
    Name and                                          Compen-     Compen-
Principal Position Year   Salary    Bonus    Other     sation      sation
-----------------  ----  --------  -------   ------  ----------  ----------
Harold S. Elkan,   1999  $350,000 $100,000   $  --      $   --     $   --
   President       1998   250,000      --       --          --         --
                   1997   250,000      --       --          --         --

Steven R. Whitman, 1999   100,000   10,000      --          --         --
   Chief Financial 1998   100,000      --       --          --         --
     Officer       1997   100,000      --       --          --         --


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

     (h) Employment  Contracts,  Termination of Employment and Change-in-Control
Arrangements: The employment agreement for Harold S. Elkan (Elkan), the Company's President, expired in January 1998, however, the Company is continuing to honor the terms of the agreement until such time as the Compensation Committee can finish its review and propose a new contract. Pursuant to the expired employment agreement, Elkan is to receive a sum equal to twice his annual salary ($350,000 as of June 30, 1999) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

     (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 1999.

     (k)  Board Compensation Committee Report on Executive Compensation

     The Company's Board of Directors appointed Harold S. Elkan as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Board of Directors, excluding Harold
S. Elkan and  Steven R.  Whitman,  set and  approve  compensation  for Harold S.
Elkan.

     The objectives of the Company's executive compensation program are to: attract, retain and motivate highly qualified personnel; and recognize and reward superior individual performance. These objectives are satisfied through the use of the combination of base salary and discretionary bonuses. The following items are considered in determining base salaries: experience, personal performance, responsibilities, and, when relevant, comparable salary information from outside the Company. Currently, the performance of the Company is not a factor in setting compensation levels. Annual cash bonus payments are discretionary and would typically relate to subjective performance criteria. Bonuses of $100,000 and $10,000 were awarded to Harold Elkan and Steven Whitman, respectively, in the year ended June 30, 1999.

     In the fiscal year ended June 30, 1993 the outside members of the Board of Directors approved a new employment agreement for Harold S. Elkan (Elkan) effective from January 1, 1993 until December 31, 1997. This agreement provided for annual base salary of $250,000 plus discretionary bonuses as the Board of Directors may determine and approve. In setting the compensation levels in this agreement, the Board of Directors, in addition to utilizing their personal knowledge of executive compensation levels in San Diego, California, referred to a special compensation study performed in 1987 for the Board of Directors by an independent outside consultant. The Board of Directors are currently reviewing information for purposes of entering into a new employment agreement with Elkan. In the meantime, the Board of Directors approved an increase in Elkan's base pay to $350,000 annually effective July 1, 1998

       Outside members of Board of Directors approving the Compensation for
           Harold S. Elkan:
                   Patrick D. Reiley
                   James E. Crowley
                   Robert A. MacNamara

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

         SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                                 Sports                S&P Leisure
                 Year Ended    Arenas, Inc.   S&P 500       Time
                 ----------    -----------    -------  -----------
                    6/94            100         100         100
                    6/95            100         123          90
                    6/96            100         152         116
                    6/97            100         200         160
                    6/98            300         255         128
                    6/99            200         309         116



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
(a) - (c):
                              Shares           Nature of
                           Beneficially       Beneficial     Percent
  Name and Address            Owned           Ownership      of Class
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
(a) - (c):

     1. The Company has $494,829 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his wholly-owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 1999 ($523,408 as of June 30, 1998). The balance at June 30, 1999 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $50,000 due on January 1, 2000. The balance is due January 1, 2001. The largest amount outstanding during the year was $536,188 in November 1998.

Elkan's primary source of repayment of the unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge for to reflect the uncertainty of the collectability of the unsecured loans.

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

Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The amount of interest that accrued from January 1, 1999 through June 30, 1999 but was not recorded was $117,494.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

   A.  The following documents are filed as a part of this report:

  1. Financial Statements of Registrant

        Independent Auditors' Report...................................   19
        Sports Arenas, Inc. and subsidiaries consolidated financial statements:
           Balance sheets as of June 30, 1999 and 1998.................  20-21
           Statements of operations for each of the years in the
             three-year period ended June 30, 1999.....................   22
           Statements of shareholders' deficit for each of the years
              in the three-year period ended June 30, 1999.............   23
           Statements of cash flows for each of the years in the
             three-year period ended June 30, 1999.....................  24-25
           Notes to financial statements...............................  26-39

      2. Financial Statements of Unconsolidated Subsidiaries

        UCV, L.P. (a California limited partnership)- 50 percent owned investee:
           Independent Auditors' Report................................    40
           Balance sheets as of March 31, 1999 and 1998................    41
           Statements of income and partners' deficit for each of the
             years  in the three-year period ended March 31, 1999......    42
           Statements of cash flows for each of years in the
             three-year period ended March 31, 1999....................    43
           Notes to financial statements...............................  44-45


      3. Financial Statement Schedules

           There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto.


      4.  Exhibits

        22.1  Subsidiaries of the Registrant...........................    47

B.  Reports on Form 8-K:

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                        INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

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


                                            KPMG LLP

San Diego, California
September 25, 1999

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS-JUNE 30, 1999 AND 1998

                                    ASSETS


                                                                  1999            1998
                                                             ------------    ------------

Current assets:
   Cash and cash equivalents .............................   $    357,906    $  1,416,460
   Notes receivable, current .............................           --            12,105
   Current portion of notes receivable-affiliate (Note 3b)         50,000          50,000
   Other receivables .....................................        116,404         166,427
   Inventories (Note 2) ..................................        310,160         302,595
   Prepaid expenses ......................................        199,668         246,135
                                                             ------------    ------------
      Total current assets ...............................      1,034,138       2,193,722
                                                             ------------    ------------

Receivables due after one year:
   Note receivable- Affiliate, net (Note 3b) .............        104,829         523,408
     Less current portion ................................        (50,000)        (50,000)
                                                             ------------    ------------
                                                                   54,829         473,408
                                                             ------------    ------------
Property and equipment, at cost (Notes 7 and 10):
   Land ..................................................        678,000         678,000
   Buildings .............................................      2,461,327       2,461,327
   Equipment and leasehold and tenant improvements .......      2,137,993       1,997,192
                                                             ------------    ------------
                                                                5,277,320       5,136,519
      Less accumulated depreciation and amortization .....     (1,968,191)     (1,654,521)
                                                             ------------    ------------
       Net property and equipment ........................      3,309,129       3,481,998
                                                             ------------    ------------

Other assets:
   Undeveloped land, at cost (Note 4) ....................      1,582,468       1,665,643
   Intangible assets, net (Note 5) .......................        294,423         315,015
   Investments (Note 6) ..................................        618,853       1,209,944
   Other assets ..........................................        104,980         108,923
                                                             ------------    ------------
                                                                2,600,724       3,299,525
                                                             ------------    ------------

                                                             $  6,998,820    $  9,448,653
                                                             ============    ============

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND 1998 (CONTINUED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                 1999            1998
                                                             ------------    ------------

Current liabilities:
   Assessment district obligation-in default (Note 4b) ...   $  2,565,179    $  2,319,826
   Current portion of long-term debt (Note 7a) ...........        289,000         347,000
   Accounts payable ......................................        453,203         577,847
   Accrued payroll and related expenses ..................        164,877         108,497
   Accrued property taxes, in default (Note 4b) ..........        582,859         478,665
   Accrued interest ......................................         14,395          28,581
   Other liabilities .....................................        246,211         152,694
                                                             ------------    ------------
      Total current liabilities ..........................      4,315,724       4,013,110
                                                             ------------    ------------

Long-term debt, excluding current portion (Note 7) .......      3,911,694       3,287,783
                                                             ------------    ------------


Distributions received in excess of basis in
   investment (Notes 6a and 6b) ..........................     12,688,808      12,280,101
                                                             ------------    ------------

Other liabilities ........................................         74,602          25,951
                                                             ------------    ------------

Minority interest in consolidated subsidiary (Note 6c) ...      1,712,677       1,762,677
                                                             ------------    ------------

Commitments and contingencies (Notes 4b, 5a, 6c, 8 and 10)

Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and outstanding         272,500         272,500
   Additional paid-in capital ............................      1,730,049       1,730,049
   Accumulated deficit ...................................    (15,415,742)    (11,736,312)
                                                             ------------    ------------
                                                              (13,413,193)     (9,733,763)
   Less note receivable from shareholder (Note 3c) .......     (2,291,492)     (2,187,206)
                                                             ------------    ------------
     Total shareholders' deficit .........................    (15,704,685)    (11,920,969)
                                                             ------------    ------------

                                                             $  6,998,820    $  9,448,653
                                                             ============    ============






         See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                           1999           1998           1997
                                                       -----------    -----------    -----------
Revenues:
   Bowling .........................................   $ 2,803,944    $ 2,810,862    $ 3,114,016
   Rental ..........................................       571,094        500,785        513,262
   Golf ............................................       383,803        241,636         67,260
   Other ...........................................       172,996        146,713        144,920
   Other-related party (Note 6b) ...................       165,253        113,755        111,828
                                                       -----------    -----------    -----------
                                                         4,097,090      3,813,751      3,951,286
                                                       -----------    -----------    -----------
Costs and expenses:
   Bowling .........................................     1,952,352      1,997,237      2,223,704
   Rental ..........................................       274,010        251,395        239,292
   Golf ............................................     1,031,301        776,780        171,493
   Development .....................................       181,018        156,742        172,139
   Selling, general, and administrative (Note 3b) ..     3,840,496      2,695,677      1,699,851
   Depreciation and amortization ...................       381,496        538,985        660,516
   Loss on disposition of undeveloped
     land (Note 4b) ................................          --             --          468,268
   Provision for impairment
     losses (Notes 3d, 4a, 4b and 5c) ..............        90,629           --        2,643,248
                                                       -----------    -----------    -----------
                                                         7,751,302      6,416,816      8,278,511
                                                       -----------    -----------    -----------

Loss from operations ...............................    (3,654,212)    (2,603,065)    (4,327,225)
                                                       -----------    -----------    -----------

Other income (expenses):
   Investment income:
     Related party (Notes 3b and 3c) ...............       145,276        259,936        234,650
     Other .........................................        21,433        112,141        136,112
   Interest expense related to development
      activities ...................................      (245,353)      (221,844)      (234,790)
   Interest expense and amortization of
      finance costs ................................      (340,870)      (472,174)      (481,237)
   Equity in income of investees (Note 6) ..........       571,793      1,793,457        170,968
   Provision for impairment loss -
      investee (Note 6c) ...........................          --         (480,000)          --
   Recognition of deferred gain (Note 3a) ..........          --          716,025           --
   Gain on sale of bowling centers and
      other assets (Notes 6d and 12) ...............          --             --        1,154,514
                                                       -----------    -----------    -----------
                                                           152,279      1,707,541        980,217
                                                       -----------    -----------    -----------

Loss from continuing operations ....................    (3,501,933)      (895,524)    (3,347,008)

Net loss from discontinued operations (Note 12d) ...          --          (26,970)       (18,401)
                                                       -----------    -----------    -----------
                                                        (3,501,933)      (922,494)    (3,365,409)
                                                       -----------    -----------    -----------
Extraordinary losses from:
    Early extinguishment of debt (Note 7a) .........       (78,997)          --             --
    Early extinguishment of investee debt (Note 6a)        (98,500)          --             --
                                                       -----------    -----------    -----------
                                                          (177,497)          --             --
                                                       -----------    -----------    -----------

Net loss ...........................................   ($3,679,430)   ($  922,494)   ($3,365,409)
                                                       ===========    ===========    ===========

Basic and diluted net loss per common share from:

    Continuing operations ..........................   ($     0.13)   ($     0.03)   ($     0.12)
    Extraordinary items ............................   ($     0.01)          --             --
                                                       -----------    -----------    -----------
                                                       ($     0.14)   ($     0.03)   ($     0.12)
                                                       ===========    ===========    ===========

       See accompanying notes to consolidated financial statements.

                                SPORTS ARENAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                             YEARS ENDED JUNE 30, 1999, 1998, AND 1997





                                      Common   Stock                                           Note
                                ---------------------------   Additional                    Receivable
                                 Number of                      paid-in      Accumulated        From
                                   Shares         Amount        Capital        Deficit       Shareholder        Total
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1996 ....     27,250,000        272,500      1,730,049     (7,448,409)     (1,778,022)     (7,223,882)

Interest accrued ............           --             --             --             --          (192,383)       (192,383)
Net loss ....................           --             --             --       (3,365,409)           --        (3,365,409)
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1997 ....     27,250,000        272,500      1,730,049    (10,813,818)     (1,970,405)    (10,781,674)

Interest accrued ............           --             --             --             --          (216,801)       (216,801)
Net loss ....................           --             --             --         (922,494)           --          (922,494)
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1998 ....     27,250,000   $    272,500   $  1,730,049   ($11,736,312)   ($ 2,187,206)   ($11,920,969)

Interest accrued ............           --             --             --             --          (104,286)       (104,286)
Net loss ....................           --             --             --       (3,679,430)           --        (3,679,430)
                                ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1999 ....     27,250,000   $    272,500   $  1,730,049   ($15,415,742)   ($ 2,291,492)   ($15,704,685)
                                ============   ============   ============   ============    ============    ============









          See accompanying notes to consolidated financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                        1999           1998           1997
                                                    -----------    -----------    -----------
Cash flows from operating activities:
Net loss ........................................   ($3,679,430)   ($  922,494)   ($3,365,409)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred financing costs ..        13,565         23,455         31,555
      Depreciation and amortization .............       381,496        543,178        666,967
      Equity in income of investees .............      (473,293)    (1,793,457)      (170,968)
      Loss on disposition of undeveloped land ...          --             --          468,268
      Deferred income ...........................        48,000           --             --
      Interest income accrued on note receivable
        from shareholder ........................      (104,286)      (216,801)      (192,383)
      Interest accrued on assessment district
        obligations .............................       245,353        221,844        208,564
      Provision for note receivable- affiliate ..       390,000           --             --
      Provision for impairment losses ...........        90,629        480,000      2,643,248
      Gain on sale of assets ....................          --          (10,279)    (1,154,514)
      Recognition of deferred gain ..............          --         (716,025)          --
      Extraordinary loss on debt extinguishment .        78,997           --             --
    Changes in assets and liabilities:
      (Increase) decrease in other receivables ..        50,023        (98,183)        61,219
     (Increase) decrease in assets of
         discontinued operation .................          --          130,607        219,675
     (Increase) decrease in inventories .........        (7,565)      (213,477)        30,484
     (Increase) decrease in prepaid expenses ....        46,467       (121,829)        25,494
      Increase (decrease) in accounts payable ...      (124,644)       188,337         19,019
      Increase (decrease) in accrued expenses ...       239,905         46,650       (501,620)
      Increase (decrease) in liabilities of
         discontinued operation .................          --          (77,105)      (178,896)
      Other .....................................        26,793          2,916         50,836
                                                    -----------    -----------    -----------
        Net cash used by operating activities ...    (2,777,990)    (2,532,663)    (1,138,461)
                                                    -----------    -----------    -----------
Cash flows from investing activities:
   (Increase) decrease in notes receivable ......        40,684        768,108         72,500
   Additions to property and equipment ..........      (140,801)      (321,483)      (314,134)
   Proceeds from sale of discontinued
      operation (Note 12d) ......................          --           30,207           --
   Increase in lease inception fee ..............          --             --         (232,995)
   Proceeds from sale of other assets ...........          --           26,950         33,542
   Proceeds from sale of bowling
      centers (Notes 6d, 12a and 12b) ...........          --             --        2,052,185
   Increase in development costs on
      undeveloped land ..........................        (7,454)          --             --
   Distributions received from investees ........     1,419,671      4,258,511        580,884
   Distribution to holder of minority interest ..       (50,000)      (450,000)          --
   Acquisition of golf shaft
      manufacturer (Note 12c) ...................          --             --         (172,071)
                                                    -----------    -----------    -----------
        Net cash provided by investing activities     1,262,100      4,312,293      2,019,911
                                                    -----------    -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments .................      (261,528)      (934,683)    (1,392,382)
   Proceeds from short-term borrowings ..........          --          400,000        250,000
   Payments of short-term borrowings ............          --         (650,000)          --
   Proceeds from refinancing of long-term .......     1,975,000           --             --
   Loan costs ...................................       (62,598)          --          (11,020)
   Extinguishment of long-term debt .............    (1,147,561)          --             --
   Costs to extinguish long-term debt ...........       (45,977)          --             --
                                                    -----------    -----------    -----------
        Net cash provided (used) by financing
           activities ...........................       457,336     (1,184,683)    (1,153,402)
                                                    -----------    -----------    -----------
Net increase (decrease) in cash and equivalents .    (1,058,554)       594,947       (271,952)
Cash and cash equivalents, beginning of year ....     1,416,460        821,513      1,093,465
                                                    -----------    -----------    -----------
Cash and cash equivalents, end of year ..........   $   357,906    $ 1,416,460    $   821,513
                                                    ===========    ===========    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997

SUPPLEMENTAL CASH FLOW INFORMATION:

                                             1999          1998          1997
                                           --------      --------      --------
   Interest paid                           $341,000      $451,000      $469,000
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

                               SPORTS ARENAS, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED JUNE 30, 1999, 1998 AND 1997

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

     Principles  of  consolidation  - The  accompanying  consolidated  financial statements include the accounts of Sports Arenas, Inc. and all subsidiaries and partnerships more than 50 percent owned or in which there is a controlling financial interest (the Company). All material inter-company balances and transactions have been eliminated. The minority interests' share of the net loss of partially owned consolidated subsidiaries have been recorded to the extent of the minority interests' contributed capital. The Company uses the equity method of accounting for investments in entities in which its ownership interest gives the Company the ability to exercise significant influence over operating and financial policies of the investee. The Company uses the cost method of accounting for investments in which it has virtually no influence over operating and financial policies.

     Cash and cash equivalents - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. Cash equivalents totaled $299,960 and $1,011,343 at June 30, 1999 and 1998, respectively.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and relate to golf shaft manufacturing.

     Property and equipment - Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the related assets, which are 20 years for the buildings and from 3 to 15 years for the other assets.

     Investments - The Company's purchase price in March 1975 of the one-half interest in UCV, L.P. exceeded the equity in the book value of net assets of the project at that time by approximately $1,300,000. The excess was allocated to land and buildings based on their relative fair values. The amount allocated to buildings is being amortized over the remaining useful lives of the buildings and the amortization is included in the Company's depreciation and amortization expense.

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

     Amortization of intangible assets - Deferred loan costs are being amortized over the terms of the loans on the straight-line method, which approximates the effective interest method. Unamortized loan costs related to loans refinanced or paid prior to their contractual maturity are written off. Goodwill related to the acquisition of a bowling center was amortized over 5 years on the straight-line method and was fully amortized as of June 30, 1998.

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

     Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments where it is practical to estimate that value:

          Cash, cash equivalents, other receivables and accounts payable - the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.
          Note receivable-affiliate - It is impractical to estimate the fair value of the note receivable-affiliate due to the related party nature of the instrument.
          Long-term debt - the fair value was determined by discounting future cash flows using the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value of long-term debt reported in the balance sheet approximates the fair value.

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

     Loss per share- Basic  earnings per share is computed by dividing  earnings
          (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of earnings (loss) for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period. The Company currently has no potentially dilutive securities outstanding. The weighted average shares used for basic and diluted earnings per share computation was 27,250,000 for each of the years in the three-year period ended June 30, 1999.

     Segment reporting- On July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See Note 11 for segment disclosures.

     Reclassifications- Certain reclassifications have been made to the prior years financial statements to conform to the classifications used in 1999.

2.  Inventories:

      Inventories consist of the following:
                                      1999         1998
                                      ----         ----
        Raw materials               $ 99,220     $121,548
        Work in process               75,651      111,837
        Finished goods               135,289       69,210
                                    --------     --------
                                    $310,160     $302,595
                                    ========     ========

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

(b) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $40,990, $43,135, and $42,267 in 1999, 1998, and 1997, respectively. The outstanding balance of $494,829 at June 30, 1999 bears interest at 8 percent per annum and is due in annual installments of interest plus principal payments of $50,000 due on December 31 of each year until maturity. The balance is due on January 1, 2001.

     Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans.

(c) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (11 percent at June 30, 1998) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company. The Company recorded interest income from this note of $104,286 in 1999, $216,801 in 1998, and $192,383 in 1997.

     Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The amount of interest that accrued from January 1, 1999 through June 30, 1999 but was not recorded was $117,494.

(d) Other- In the year ended June 30 ,1997 the Company recorded a $35,135 charge to operations related to the balance of a note receivable that became uncollectible.

4. Undeveloped land:

   Undeveloped land consisted of the following at June 30, 1999 and 1998:
                                                1999           1998
                                            -----------    -----------
     Lake of Ozarks, MO .................   $   281,629    $   281,629
       Less provision for impairment loss       (90,629)          --
     Temecula, CA .......................     3,800,468      3,793,014
       Less provision for impairment loss    (2,409,000)    (2,409,000)
                                            -----------    -----------
                                            $ 1,582,468    $ 1,665,643
                                            ===========    ===========

(a) In August 1984, the Company acquired approximately 500 acres of undeveloped land in Lake of Ozarks, Missouri from an entity controlled by Harold S. Elkan (Elkan). The purchase price approximated the affiliate's original purchase price. On September 7, 1999, the Company sold the land for cash of $215,000, less selling expenses of $24,549. As a result of the sale, the Company recorded a provision for impairment loss as of June 30, 1999 of $90,629 to reduce the carrying value to the net sales proceeds realized. Elkan had previously signed an agreement indemnifying the Company for any loss incurred on the sale of the property, however, this agreement expired in 1994.

(b) RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owns 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his
     partnership  interest  to  Downtown   Properties,   Inc.,  a  wholly  owned
     subsidiary of the Company. Once the legal matters described below are resolved, OVPGP is obligated to assign its interest in the 33 acres of land to Old Vail Partners, L.P. (see Note 6c). The carrying value of the property consists of:
                                                 1999           1998
                                             -----------    -----------
     Acres ...............................        33             33
     Acquisition cost ....................   $ 2,142,789    $ 2,142,789
     Capitalized assessment district costs     1,434,315      1,434,315
     Other development planning costs ....       223,364        215,910
                                             -----------    -----------
                                               3,800,468      3,793,014
     Provision for impairment loss .......    (2,409,000)    (2,409,000)
                                             -----------    -----------
                                             $ 1,391,468    $ 1,384,014
                                             ===========    ===========

     The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for the last seven years. The property is currently  subject  to  default  judgments  to  the  County  of  Riverside,
     California totaling approximately $2,038,585 regarding delinquent assessment district payments ($1,455,726) and property taxes ($582,859).

     The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property described below. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan is to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described in item (a), above, and restore the economic value of the property. If the zoning is restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.

     The following is summarized balance sheet information of OVPGP included in the Company's consolidated balance sheet as of June 30, 1999 and 1998:
                                                      1999         1998
                                                   ----------   ----------
     Assets:
       Undeveloped land (Note 4c) ..............   $1,391,468   $1,384,014
     Liabilities
       Assessment district obligation-in default    2,565,179    2,319,826
       Accrued property taxes ..................      582,859      487,728

     On March 18, 1997, the County sold a 7-acre parcel, which had been owned by OVPGP and subject to default judgements for delinquent assessment district and property tax payments, at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the delinquent assessment district obligation of $171,672. OVPGP recorded a loss from the disposition of the undeveloped land of $468,268 representing the carrying value of the 7 acre parcel ($662,710) less the property taxes extinguished and assessment district obligations assumed.

     The delinquent principal, interest and penalties ($1,455,726) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,109,453) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at June 30, 1999. In addition, accrued property taxes in the balance sheet at June 30, 1999 includes $582,859 of delinquent property taxes and late fees related to the 33-acre parcel.

     In November 1993, the City of Temecula adopted a general development plan that designated the property owned by OVPGP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned OVPGP's property from a "commercial" to "professional office" use. The property is subject to assessment district obligations that were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of assessment district costs. OVPGP has filed suit against the City of Temecula claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVPGP's property without payment of just compensation. OVPGP is seeking to have the effective re-zoning invalidated and an unspecified amount of damages. OVPGP has previously suffered adverse outcomes in other suits filed in relation to this matter. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVPGP and the City of Temecula attempted to informally resolve this litigation. The outcome of this litigation is uncertain. If the City of Temecula is successful in its attempt to down-zone the property, the value of the property may be significantly impaired.

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

   5. Intangible assets:

     Intangible assets consisted of the following as of June 30, 1999 and 1998:
                                           1999         1998
                                         ---------    ---------
     Deferred lease costs:
       Subleasehold interest .........   $ 111,674    $ 111,674
         Less accumulated amortization     (31,793)     (29,897)
       Lease inception fee ...........     232,995      232,995
         Less accumulated amortization     (83,859)     (46,575)
                                         ---------    ---------
                                           229,017      268,197
                                         ---------    ---------
     Deferred loan costs .............      87,712       85,137
         Less accumulated amortization     (22,306)     (38,319)
                                         ---------    ---------
                                            65,406       46,818
                                         ---------    ---------
                                         $ 294,423    $ 315,015
                                         =========    =========

(a) The Company is a sublessor of a parcel of land that is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980. The Company is amortizing the capitalized carrying costs over the period of the subleases on the straight-line method. The future minimum rental payments payable by the Company to the lessor on the lease are approximately $136,000 per year for the remaining term of 44 years (aggregate of $5,984,000) based on 85 percent of the minimum rent due from the sublessees. The future minimum rents due to the Company from the sublessees are approximately $160,000 per year for the remaining term of 44 years (aggregate of $7,040,000). The subleases provide for increases every five years based on increases in the Consumer Price Index.

(b) In March 1997 the Company paid $232,995 to the lessor of the real estate in which the Grove bowling center is located. The payment represented the balance due for a deferred lease inception fee. The fee is being amortized over the then remaining lease term of 75 months.

(c) In the year ending June 30, 1997, the Company recorded a $199,113 provision for impairment loss related to the unamortized balance of goodwill for one of the bowling centers.

6. Investments:

   (a) Investments consist of the following:
                                                       1999            1998
                                                   ------------    ------------
     Accounted for on the equity method:
        Investment in UCV, L.P. ................   $(12,688,808)   $(12,280,101)
        Vail Ranch Limited Partnership .........        580,927       1,172,018
                                                   ------------    ------------
                                                    (12,107,881)    (11,108,083)
        Less Investment in UCV, L.P. classified
            as liability- Distributions received
            in excess of basis in investment ...     12,688,808      12,280,101
                                                   ------------    ------------
                                                        580,927       1,172,018
     Accounted for on the cost basis:
        All Seasons Inns, La Paz ...............         37,926          37,926
                                                   ------------    ------------
            Total investments ..................   $    618,853    $  1,209,944
                                                   ============    ============

     The following is a summary of the equity in income (loss) before extraordinary loss of $98,500 related to UCV, L.P. during the year ended June 30, 1999:
                                         1999         1998         1997
                                      ----------   ----------   ----------
     UCV, L.P. ....................   $  516,713   $  343,121   $  301,478
     Vail Ranch Limited Partnership       55,080    1,450,336     (130,510)
                                      ----------   ----------   ----------
                                      $  571,793   $1,793,457   $  170,968
                                      ==========   ==========   ==========

   (b) Investment in UCV, L.P. (real estate operation segment):

     The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California. The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):
                                       1999          1998          1997
                                    -----------   -----------   -----------
     Total assets ...............   $ 2,556,000   $ 1,765,000   $ 2,062,000
     Total liabilities ..........    25,511,000    20,110,000    20,169,000

     Revenues ...................     4,622,000     4,491,000     4,353,000
     Operating and general and
       administrative costs .....     1,510,000     1,520,000     1,429,000
     Redevelopment planning costs          --           6,000        24,000
     Depreciation ...............        29,000       176,000       194,000
     Interest and amortization
       of loan costs ............     2,049,000     2,103,000     2,103,000
     Extraordinary loss from
        early debt extinguishment       197,000          --            --
     Net income .................       836,000       686,000       603,000

     The  apartment  project  is  managed  by  the  Company,   which  recognized
     management fee income of $117,253, $113,755, and $111,828 in the twelve-month periods ended June 30, 1999, 1998, and 1997, respectively. In addition, pursuant to a development fee agreement with UCV dated July 1, 1998, the Company received development fees totaling $96,000 in the year ended June 30, 1999, of which $48,000 was classified as deferred income.

     A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:
                                               1999            1998
                                           ------------    ------------
     Balance, beginning ................   $ 12,280,101    $ 10,083,802
     Equity in income ..................       (418,213)       (343,121)
     Cash distributions ................        773,500       2,486,000
     Amortization of purchase price
       in excess of equity in net assets         53,420          53,420
                                           ------------    ------------
     Balance, ending ...................   $ 12,688,808    $ 12,280,101
                                           ============    ============

(c) Investment in Old Vail Partners and Vail Ranch Limited Partnership (real estate development segment):

     RCSA and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P. , a California limited partnership (OVP). OVP owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership
     (VRLP). The other partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $500,000 was paid during the years ended June 30, 1998 and 1999. This limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets.

     VRLP is a partnership formed in September 1994 between OVP and a third party (Developer) to develop 32 acres of the land that was contributed by OVP to VRLP. During the fiscal year ended June 30, 1997, VRLP constructed a 107,749 square foot retail complex which utilized approximately 14 of the 27 developable acres. On January 1, 1998, VRLP sold the retail complex for $9,500,000. On August 7, 1998, VRLP executed a limited liability company operating agreement for Temecula Creek, LLC (Temecula Creek) with the buyer of the retail center to develop the remaining 13 acres. VRLP, as a 50 percent member and the manager, contributed the remaining 13 acres of developable land at an agreed upon value of $2,000,000 and the other member contributed cash of $1,000,000, which was distributed to VRLP as a capital distribution.

     The Company recorded a provision for impairment loss of $480,000 in June 1998 to reduce the carrying value of its investment in VRLP to reflect an amount equal to the estimated distributions the Company would receive based on the estimated fair market value of VRLP's assets and liabilities as of June 30, 1998.

     As a result of the sale of the property in January 1998, OVP received distributions totaling $1,772,511 in the year ended June 30, 1998. OVP received additional distributions totaling $646,171 in 1999 related to the distribution VRLP received from the limited liability company and miscellaneous property tax refunds. Hereafter, VRLP's partnership agreement provides for OVP to receive 60 percent of future distributions, income and loss.

     The following is summarized financial information of VRLP as of June 30, 1999 and 1998 and for the years then ended:
                                            1999           1998
                                        -----------    -----------
     Assets:
       Land held for development ....   $      --      $ 3,454,000
       Investment in Temecula Creek .       800,000           --
       Other assets .................        54,000         37,000
           Total assets .............       854,000      3,491,000
     Liabilities:
       Accounts payable .............          --           45,000
       Assessment district obligation          --        1,508,000
           Total liabilities ........          --        1,553,000
       Partners' capital ............       854,000      1,938,000
     Revenues .......................       133,000        640,000
     Gain on sale of property, net ..          --        3,107,000
     Equity in loss of Temecula Creek       (82,000)          --
     Net income (loss) ..............        71,000      2,762,000

     The following is a  reconciliation  of the investment in Vail Ranch Limited
     Partnership:
                                             1999           1998
                                        -----------    -----------
     Balance, beginning .............   $ 1,172,018    $ 1,974,193
     Distributions ..................      (646,171)    (1,772,511)
     Provision for impairment loss ..          --         (480,000)
     Equity in net income (loss) ....        55,080      1,450,336
                                        -----------    -----------
     Balance, ending ................   $   580,927    $ 1,172,018
                                        ===========    ===========


   (e) Other investment:

     The Company owns 6 percent limited partnership interests in two partnerships that own and operate a 109-room hotel (the Hotel) in La Paz, Mexico (All Seasons Inns, La Paz). The $37,926 carrying value of the Hotel at June 30, 1999 and 1998 is net of a $125,000 valuation adjustment recorded in the year ended June 30, 1991. On August 13, 1994, the partners owning the Hotel agreed to sell their partnership interests to one of the general partners. The total consideration to the Company ($123,926) was $2,861 cash at closing (December 31, 1994) plus a $121,065 note receivable bearing interest at 10 percent with installments of $60,532 plus interest due on January 1, 1996 and 1997. Due to financial problems, the note receivable was initially restructured so that all principal was due on January 1, 1997, however, only an interest payment of $12,106 was received on that date. Because the cash consideration received at closing was minimal, the Company has not recorded the sale of its investment. The Company will record the $58,926 gain from the sale if and when the note is paid. The cash payments of $27,074 received to date (representing accrued interest through December 1996) were applied to reduce the carrying value of the investment.

7. Long-term debt:
   (a) Long-term debt consists of the following:

                                                                  1999             1998
                                                               ----------       ---------
10-9/10% note payable  collateralized by first trust deed
   on  $1,076,000  of land and  office  building,  due in
   monthly  installments of $11,675  including  interest,
   balance due in November 2004............................           --        1,158,325

8.15% note payable collateralized by first trust  deed on
   $1,170,000 of land and office building, due in monthly
   installments of  $14,699  including interest,  balance
   due in May 2009 ........................................     1,973,715             --

10-3/4%  note  payable   collateralized   by  partnership
   interest in Old Vail Partners (OVP),  principal is due
   in  monthly  payments  of $6,458  plus  interest  at a
   variable  rate  (prime  plus  1-1/2  points)  adjusted
   monthly.  The loan is  guaranteed  by Harold S. Elkan...       161,462         232,506

8-1/2% note  payable to bank,  collateralized  by deed of
   trust on $282,000 of  undeveloped  land,  principal of
   $4,745 plus interest is payable annually,  balance due
   February 1999 ..........................................        75,927          80,673

8% note  payable  collateralized  by  $2,108,000  of real
   estate and  $264,000 of  equipment  at Valley  Bowling
   Center,   due  in  monthly   installments  of  $18,882
   including  principal and interest,  balance due August
   2000 ...................................................     1,768,583       1,849,921

10-1/2%  note  payable   collateralized  by  $541,000  of
   manufacturing  equipment,  due in monthly installments
   of $8,225,  including principal and interest,  balance
   due May 2001.                                                  164,370         241,063

Other .....................................................        56,637          72,295
                                                              -----------     -----------
                                                                4,200,694       3,634,783
     Less current maturities ..............................     ( 289,000)      ( 347,000)
                                                              -----------     -----------
                                                              $ 3,911,694     $ 3,287,783
                                                              ===========     ===========

     Property and equipment held as collateral for the notes are carried at historical cost less valuation adjustments.

     On May 11, 1999 the Company used the proceeds of a $1,975,000 loan to payoff an existing note payable of $1,147,560. The prepayment of the existing note resulted in a prepayment penalty of $45,977 and the write-off of unamortized loan fees of $33,020, both of which were charged to extraordinary loss from early extinguishment of debt.

     The principal payments due on notes payable during the next five fiscal years are as follows: $289,000 in 2000, $1,873,000 in 2001, $45,000 in
     2002, $21,000 in 2003, and $22,000 in 2004.

(b) In November 1997, the Company entered into a short-term loan agreement with Loma Palisades, Ltd. (Loma), an affiliate of the Company's partner in UCV, whereby Loma would lend the Company up to $800,000. The loan bore interest at "Wall Street" prime rate plus 1 percent on the amounts drawn. Interest was payable monthly , the principal was due within 30 days of demand and the agreement expired in May 1998. During the year ended June 30, 1998, the Company borrowed $400,000, which was paid in January and May 1998. The Company's borrowings from this short term loan averaged $115,000 during the year ended June 30, 1998.

(c) In March 1997 the Company borrowed $250,000 on an unsecured note payable that was due in monthly payments of interest only at 11 percent per annum. The note was paid in full in May 1998.

(d) On August 24, 1999 and September 25, 1999 the Company borrowed a total of $550,000 on an unsecured note payable. Payments of interest only were due monthly at a base rate plus 1 percent (9-1/4% at September 25, 1999). The principal balance was due on demand.

8. Commitments and contingencies:

(a) The Company leases one of its two bowling centers (Grove) under an operating lease. The lease agreement for the Grove bowling center provides for approximate annual minimum rentals in addition to taxes, insurance, and maintenance as follows: $360,000 for each of the years 2000 through 2003 and $1,200,000 in the aggregate. This lease expires in June 2003 and contains three 5-year options at rates increased by 10-15 percent over the last rate in the expiring term of the lease. This lease also provides for additional rent based on a percentage of gross revenues, however, Grove has not yet exceeded the minimum amount of gross revenue. Rental expense for Grove bowling center was $360,000 in 1999, 1998 and 1997.

     The Company also leases its golf shaft manufacturing plant under an operating lease it assumed on January 21, 1997 and expires March 31, 2000. Rental expense for this facility was $53,834 in 1999, $43,822 in 1998 and 19,134 in 1997.

(b) The Company's employment agreement with Harold S. Elkan expired on January 1, 1998, however the Company is continuing to honor the terms of the agreement until such time as it is able to negotiate a new contract. The agreement provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 1999, his annual salary was $350,000.

(c) The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

9. Income taxes

     During the years ended June 30, 1999, 1998 and 1997, the Company has not recorded any income tax expense or benefit due to its utilization of prior loss carryforward and the uncertainty of the future realizability of deferred tax assets.

     At June 30, 1999, the Company had net operating loss carry-forwards of $11,654,000 for federal income tax purposes. The carryforwards expire from years 2000 to 2019. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences. Due to the uncertainty of the future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 1999 and 1998.

    The following is a reconciliation of the normal expected federal income tax rate of 34 percent to the income (loss) in the financial statements:
                                         1999           1998           1997
                                      -----------    -----------    -----------
  Expected federal income tax
     benefit ......................   $(1,251,000)   $  (314,000)   $(1,144,000)
  Increase (decrease) in valuation
     allowance ....................     1,199,000        284,000      1,171,000
  Other ...........................        52,000         30,000        (27,000)
                                      -----------    -----------    -----------
  Provision for income tax expense    $      --      $      --      $      --
                                       ===========    ===========    ===========

     The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 1999 and 1998:
                                                         1999           1998
                                                     -----------    -----------
     Deferred tax assets (liabilities):
         Net operating loss carryforwards ........   $ 3,962,000    $ 3,701,000
         Accumulated depreciation and amortization       487,000        505,000
         Valuation allowance for impairment losses     1,228,000      1,014,000
         Other ...................................       346,000       (396,000)
                                                     -----------    -----------
             Total net deferred tax assets .......     6,023,000      4,824,000
             Less valuation allowance ............    (6,023,000)    (4,824,000)
                                                     -----------    -----------
     Net deferred tax assets .....................   $      --      $      --
                                                     ===========    ===========

10. Leasing activities:

     The Company, as lessor, leases office space in an office building under operating leases that are primarily for periods ranging from one to five years, occasionally with options to renew. The Company is also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 44 years which commenced in 1981 and 1982 (see Note 5).

     The approximate future minimum rentals for existing non-cancelable leases on the office building are as follows: $226,000 in 2000, $134,000 in 2001, $6,000 in 2002, none thereafter, and $366,000 in the aggregate.

     The following is a schedule of the Company's rental property included in property and equipment as of June 30, 1999 and 1998:
                                   1999           1998
                                -----------    -----------
     Land ...................   $   258,000    $   258,000
     Building ...............       773,393        773,393
     Tenant improvements ....       138,358        135,975
                                -----------    -----------
                                  1,169,751      1,167,368
     Accumulated depreciation      (359,505)      (292,761)
                                -----------    -----------
                                $   810,246    $   874,607
                                ===========    ===========

11. Business segment information:

     The Company operates principally in four business segments: bowling centers, commercial real estate rental, real estate development, and golf shaft manufacturing. The golf shaft manufacturing segment commenced in January 1997 when the Company acquired a small golf shaft manufacturer. A construction segment was disposed of on January 1, 1998 (see Note 12). Other revenues, which are not part of an identified segment, consist of property management and development fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage.

     The following is summarized information about the Company's operations by business segment.

                                              Real         Real
                                             Estate        Estate                      Unallocated
                              Bowling       Operation    Development       Golf         And Other        Totals
                            -----------    -----------   -----------    -----------    -----------    -----------
YEAR ENDED JUNE 30, 1999
------------------------
Revenues ................   $ 2,803,944    $   632,705   $      --      $   383,803    $   338,249    $ 4,158,701
Depreciation and
  amortization ..........       108,708        134,570          --           86,103         52,115        381,496
Impairment losses .......          --             --          90,629           --             --           90,629
Interest expense ........       148,106        137,091       251,973         22,013         27,040        586,223
Equity in income of
  investees .............          --          516,713        55,080           --             --          571,793
Recognition of deferred
  gain ..................          --             --            --             --             --             --
Segment profit (loss) ...      (268,730)       582,747      (495,540)    (2,673,049)      (814,070)    (3,668,642)
Investment income .......          --             --            --             --             --          166,709
Loss from continuing
  operations ............          --             --            --             --             --       (3,501,933)
Segment assets ..........     1,997,376      1,054,729     2,644,111      1,157,089        145,515      6,998,820
Expenditures for
  segment assets ........        38,960          2,383         7,454         96,271          3,187        148,255

YEAR ENDED JUNE 30, 1998
------------------------
Revenues ................   $ 2,810,862    $   560,029   $      --      $   241,636    $   260,468    $ 3,872,995
Depreciation and
  amortization ..........       288,433        121,585          --           79,224         49,743        538,985
Impairment losses .......          --             --         480,000           --             --          480,000
Interest expense ........       208,035        133,137       229,036         29,726         94,084        694,018
Equity in income of
  investees .............          --          343,121     1,450,336           --             --        1,793,457
Recognition of deferred
  gain ..................          --             --            --             --          716,025        716,025
Segment profit (loss) ...      (474,560)       379,033       584,558     (2,105,278)       348,646     (1,267,601)
Investment income .......          --             --            --             --             --          372,077
Loss from continuing
  operations ............          --             --            --             --             --         (895,524)
Segment assets ..........     2,139,412      1,060,142     2,882,781      1,211,407      2,154,911      9,448,653
Expenditures for
  segment assets ........         3,200         66,492          --          199,121         52,670        321,483

YEAR ENDED JUNE 30, 1997
------------------------
Revenues ................     3,114,016        567,476          --           67,260        256,748      4,005,500
Depreciation and
  amortization ..........       507,382        116,488          --            1,017         35,629        660,516
Impairment losses .......       234,248           --       2,409,000           --             --        2,643,248
Interest expense ........       246,866        134,545       242,195          6,494         85,927        716,027
Equity in income
  (loss) of investees ...          --          301,478      (130,510)          --             --          170,968
Gain (loss) on
  disposition ...........     1,154,514           --        (468,268)          --             --          686,246
Segment profit (loss) ...       304,954        363,629    (3,422,112)      (574,516)      (389,725)    (3,717,770)
Investment income .......          --             --            --             --             --          370,762
Loss from continuing
  operations ............          --             --            --             --             --       (3,347,008)
Segment assets ..........     2,850,122      1,394,357     3,642,459        683,070        829,784      9,399,792
Segment assets-
  discontinued ..........          --             --            --             --             --          533,963
Expenditures for
  segment assets ........        20,534         20,276          --          228,477         88,722        358,009


                                         1999           1998           1997
                                     -----------    -----------    -----------
     Revenues per segment schedule   $ 4,158,701    $ 3,872,995    $ 4,005,500
     Intercompany rent eliminated        (61,611)       (59,244)       (54,214)
                                     -----------    -----------    -----------
     Consolidated revenues .......   $ 4,097,090    $ 3,813,751    $ 3,951,286
                                     ===========    ===========    ===========

12. Significant Events:

(a) On August 7, 1996 the Company sold the Village, Marietta and American Bowling Centers (all located in Georgia) and related real estate for $3,950,000 cash, which resulted in a gain of $1,099,514 after deducting $96,643 of sale expenses. The following are the results of operations of these bowling centers included in the Company's statements of operations for the year ended June 30, 1997:
                                     1997
                                 -----------
          Revenues ...........   $   349,075
          Bowling costs ......       254,846
          Selling, general and
           administrative:
             Direct ..........        10,117
             Allocated .......        20,100
          Depreciation .......        18,488
          Interest expense ...         7,511
          Income (loss) ......        38,013

(b) On December 15, 1996, the Company sold its video game operations for $55,000, resulting in a $55,000 gain. The sale price consisted of $10,000 cash and a $45,000 note receivable. The following are the results of operations of the video game operations included in the Company's statements of operations for the year ended June 30, 1997:

          Revenues .......   $ 25,603
          Bowl costs .....     18,338
          Depreciation ...       --
          Interest expense      7,977
          Income (loss) ..       (712)

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
                                1999           1998           1997
                            -----------    -----------    -----------
     Revenues ...........   $   383,803    $   241,636    $    67,260
     Golf costs .........     1,031,301        776,780        171,493
     Selling, general and
      administrative:
        Direct ..........     1,685,435      1,289,184        344,772
        Allocated .......       232,000        172,000        118,000
     Depreciation .......        86,103         79,224          1,017
     Interest expense ...        22,013         29,726          6,494
     Net loss ...........   $(2,673,049)   $(2,105,278)   $  (574,516)

(d)  On January 1, 1998, the Company sold the stock of Ocean West Builders, Inc.
     (OWB) to Michael Assof, its president and licensed contractor. The sale price of $66,678 equaled the carrying value of the Company's investment in OWB. The following are the results of operations of OWB for the six months ended December 31, 1997 and for the year ended June 30, 1997, which are presented in the consolidated statements of operations as discontinued operations. Prior year results have been restated to conform to this method of presentation

                                        1998           1997
                                     -----------    -----------
     Revenues ....................   $ 1,359,879    $ 3,163,855
     Costs .......................     1,215,857      2,785,471
     Selling, general and
       administrative:
         Direct ..................       116,819        312,796
         Allocated ...............        49,000         76,000
     Depreciation ................         4,193          6,451
     Interest expense ............           980          1,538
     Net income (loss) from
       discontinued operations ...       (26,970)       (18,401)
     Basic and diluted net income
      (loss) per common share from
      discontinued operations ....       ($.00)         ($.00)

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

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 1999 and 1998, and the related statements of income and partners' deficit and cash flows for each of the years in the three-year period ended March 31, 1999. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.





                                              KPMG LLP

San Diego, California
June 18, 1999

                                    UCV, L.P.
                       (a California Limited Partnership)
                    BALANCE SHEETS - MARCH 31, 1999 and 1998




                                              ASSETS


                                                 1999            1998
                                             ------------    ------------
     Property and equipment (Note 3):
          Land ...........................   $  1,289,565    $  1,289,565
          Buildings ......................      5,189,188       5,189,188
          Equipment ......................        512,860         497,640
                                             ------------    ------------
                                                6,991,613       6,976,393
          Less accumulated depreciation ..     (5,644,010)     (5,637,660)
                                             ------------    ------------
                                                1,347,603       1,338,733

     Cash ................................        338,867          41,676
     Restricted cash (Note 3) ............        110,559         116,367
     Accounts receivable .................         13,977          28,648
     Prepaid expenses ....................        104,666         100,540
     Deposits ............................           --            60,000
     Redevelopment planning costs ........        333,113          29,464
     Deferred loan costs, less accumulated
       amortization of $135,377 in
       1999 and $448,470 in 1998 .........        307,672          49,846
                                             ------------    ------------

                                             $  2,556,457    $  1,765,274
                                             ============    ============






                        LIABILITIES AND PARTNERS' DEFICIT


     Long-term debt (Note 3) .............   $ 25,000,000    $ 19,833,500
     Accounts payable ....................        158,706          81,040
     Accrued interest ....................        150,694            --
     Other accrued expenses ..............         22,347          19,901
     Tenants' security deposits ..........        179,709         175,758
                                             ------------    ------------

                                               25,511,456      20,110,199

     Partners' deficit ...................    (22,954,999)    (18,344,925)
                                             ------------    ------------

                                             $  2,556,457    $  1,765,274
                                             ============    ============






                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                   STATEMENTS OF INCOME AND PARTNERS' DEFICIT
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997





                                                 1999            1998            1997
                                              ------------    ------------    ------------
Revenues:
    Apartment rentals .....................   $  4,455,235    $  4,332,273    $  4,214,110
    Other rental related ..................        166,529         158,274         139,325
                                              ------------    ------------    ------------

                                                 4,621,764       4,490,547       4,353,435
                                              ------------    ------------    ------------


Costs and expenses:
    Operating .............................      1,186,348       1,214,612       1,159,172
    General and administrative ............        207,828         191,886         159,650
    Management fees, related party (Note 2)        116,088         113,538         110,731
    Redevelopment planning costs ..........           --             5,808          24,075
    Depreciation ..........................         28,563         175,515         193,909
    Interest and amortization of loan costs      2,049,110       2,102,944       2,102,942
                                              ------------    ------------    ------------

                                                 3,587,937       3,804,303       3,750,479
                                              ------------    ------------    ------------

Income before extraordinary loss ..........      1,033,827         686,244         602,956

Extraordinary loss from the early
   extinguishment of debt .................       (197,401)           --              --
                                              ------------    ------------    ------------

Net income ................................        836,426         686,244         602,956


Partners' deficit, beginning of year ......    (18,344,925)    (18,107,169)    (17,616,625)

Cash distributed to partners ..............     (5,446,500)       (924,000)     (1,093,500)
                                              ------------    ------------    ------------

Partners' deficit, end of year ............   $(22,954,999)   $(18,344,925)   $(18,107,169)
                                              ============    ============    ============












                          See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                         1999            1998            1997
                                                     ------------    ------------    ------------
Cash flows from operating activities:
    Net income ...................................   $    836,426    $    686,244    $    602,956
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation .............................         28,563         175,515         193,909
        Amortization of deferred loan costs ......        145,343         119,592         119,592
        Extraordinary loss from extinguishment
          of debt ................................        197,401            --              --

    Changes in assets and liabilities:
        (Increase) decrease in restricted cash ...          5,808          50,361         (12,592)
        (Increase) decrease in accounts receivable         14,671           2,482          (6,959)
        (Increase) decrease in prepaid expenses ..         (4,126)        (28,713)          4,715
        Increase (decrease) in accounts payable
          and other accrued expenses .............         80,112         (62,624)        (37,136)
        Increase in accrued interest .............        150,694            --              --
        Other ....................................          3,951           3,672           2,258
                                                     ------------    ------------    ------------

    Net cash provided by operating activities ....      1,458,843         946,529         866,743
                                                     ------------    ------------    ------------

Net cash from investing activities:
    Additions to redevelopment planning costs ....       (303,649)        (29,464)           --
    Additions to property and equipment ..........        (37,433)        (13,184)        (10,469)
                                                     ------------    ------------    ------------
    Net cash used by investing activities ........       (341,082)        (42,648)        (10,469)
                                                     ------------    ------------    ------------

Cash flows from financing activities:
    Extinguishment of long-term debt .............    (19,833,500)           --              --
    Costs related to early extinguishment
      of long-term debt ..........................       (157,521)           --              --
    Proceeds from refinance of long term debt ....     25,000,000            --              --
    Loan costs ...................................       (383,049)        (60,000)           --
    Cash distributed to partners .................     (5,446,500)       (924,000)     (1,093,500)
                                                     ------------    ------------    ------------

    Net cash used by financing activities ........       (820,570)       (984,000)     (1,093,500)
                                                     ------------    ------------    ------------

Net increase (decrease) in cash ..................        297,191         (80,119)       (237,226)

Cash, beginning of year ..........................         41,676         121,795         359,021
                                                     ------------    ------------    ------------

Cash, end of year ................................   $    338,867    $     41,676    $    121,795
                                                     ============    ============    ============

Supplemental cash flow information:
        Interest paid ............................   $  1,753,073    $  1,983,350    $  1,983,350
                                                     ============    ============    ============

   Non-cash investing activities:
   ------------------------------
     In the year ended March 31, 1999 the Partnership disposed of fully depreciated assets with a cost and accumulated depreciation of $22,213.


                          See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997

1. Organization and Summary of Significant Accounting Policies:
     (a) Organization- Effective June 1, 1994 the form of organization was changed from a joint venture to a limited partnership and the name of the entity was changed from University City Village to UCV, L.P., a California limited partnership (the Partnership). The Partnership conducts business as University City Village.

     (b)  Leasing   arrangements-   The  Partnership   leases  apartments  under
          operating leases that are substantially all on a month-to-month basis. The apartment operations are the Partnership's only business segment.

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

     (e) Redevelopment planning costs- The Partnership capitalizes engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project. In the years ended March 31, 1998 and 1997 the Partnership expensed as incurred certain redevelopment planning expenses that had no future benefit.

     (f) Deferred loan costs- Costs incurred in obtaining financing are amortized using the straight-line method over the term of the related loan.

     (g) Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

          Cash,restricted cash, accounts receivable, accounts payable, accrued interest and other accrued expenses- the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

          Long-term debt - The carrying value of long-term debt reported in the balance sheet approximates the fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Partnership in the marketplace for similar instruments.

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

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997

2.  Related party transactions:

An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues, as defined. A general contractor that is an affiliate of a partner was paid $27,302 in 1998 and $28,091 in 1997 for roof repairs and other maintenance.

In July 1998 the Partnership entered into development services agreements with two affiliates of a partner. The agreements are cancelable on 30 days notice and relate to planning for redevelopment of the apartments. During the year ended March 31, 1999, each affiliate was paid $72,000 for these development services.

3. Long-term debt:

As of March 31, 1998 long-term debt was a $19,833,500 note payable that originated in June 1994 and was scheduled to mature in September 1998. The note provided for payments of interest only at a fixed annual rate of 10 percent. On May 4, 1998 the Partnership paid the existing note with the proceeds of a $25,000,000 note payable. The new loan provides for monthly payments of interest only until May 1, 2000 at a variable rate of interest equal to LIBOR plus 2 percentage points (7.3 percent at March 31, 1999). Effective May 1, 2000, the monthly payment will be adjusted to include a monthly amortization of principal based on a 25 year amortization period. The note payable matures May 1, 2001 but may be extended for two 12-month periods upon payment of a 1/4 percent loan fee and if certain financial criteria are met. The loan may not be prepaid until after May 5, 1999 and then there is a prepayment penalty of one percent if the loan is prepaid from May 5, 1999 through November 4, 1999. There is no prepayment penalty after November 4, 1999. The Partnership is required to make a monthly payment of approximately $9,000 to a property tax impound account and may have to pay an amount into a capital replacement and maintenance reserve annually if the Partnership's qualifying annual expenditures do not exceed $135,500. Restricted cash represents the balance of the tax impound and replacement reserve accounts and the bank accounts used for security deposits. The note payable is collateralized by the land, buildings, leases and security deposits. The proceeds of the new loan, after extinguishing the $19,833,500 note payable, were utilized to: pay a prepayment penalty of $157,521, pay loan costs of $443,049 (of which $60,000 was a deposit as of March 31, 1998), pay distributions to the partners of $4,000,000, and provide working capital of $565,930. The refinancing resulted in charges of $197,401 related to the prepayment penalty of $157,521 and $39,880 of the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as an extraordinary loss from extinguishment of debt in the year ended March 31, 1999.

Principal maturities of long-term debt, based on the interest rate at September 1, 1999, are as follows: 2000 - none; 2001 - $365,000; 2002 - $24,635,000.

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


        DATE:                       October 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                         TITLE                      DATE
 ----------------------    ------------------------------         ---------


/s/ Steven R. Whitman      Chief Financial Officer, Director,   October 12, 1999
-----------------------
    Steven R. Whitman        and Principal Accounting Officer



/s/ Robert A. MacNamara    Director                             October 12, 1999
-----------------------
    Robert A. MacNamara



/s/ Patrick D. Reiley      Director                             October 12, 1999
-----------------------
     Patrick D. Reiley