Form 10-Q
period 1999-09-30
SPORTS ARENAS INC
filed 1999-11-15
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 1999 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

        Balance Sheets as of September 30, 1999 (unaudited)
           and June 30, 1999 .........................................    1-2

        Unaudited Statements of Operations for the Three
           Months Ended September 30, 1999 and 1998 ..................      3

        Unaudited Statements of Cash Flows for the Three
           Months Ended September 30, 1999 and 1998 ..................      4

        Notes to Financial Statements ................................    5-8


Item 2.- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................   9-12

Item 3. - Quantitative and Qualitative Disclosures about Market Risk .     12

Part II - Other Information ..........................................     13


Signature ............................................................     14

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                 September 30,     June 30,
                                                     1999            1999
                                                 ------------    ------------
                                                  (Unaudited)

Current assets:
   Cash and cash equivalents .................   $    195,420    $    357,906
   Current portion of notes
      receivable- affiliate ..................         50,000          50,000
   Other receivables .........................        112,250         116,404
   Inventories ...............................        304,491         310,160
   Prepaid expenses ..........................        269,019         199,668
                                                 ------------    ------------
      Total current assets ...................        931,180       1,034,138
                                                 ------------    ------------

Receivables due after one year:
   Note receivable- affiliate, net ...........        111,452         104,829
   Less current portion ......................        (50,000)        (50,000)
                                                 ------------    ------------
                                                       61,452          54,829
                                                 ------------    ------------
Property and equipment, at cost:
   Land ......................................        678,000         678,000
   Buildings .................................      2,461,327       2,461,327
   Equipment and leasehold and
      tenant improvements ....................      2,164,676       2,137,993
                                                 ------------    ------------
                                                    5,304,003       5,277,320
      Less accumulated depreciation
           and amortization ..................     (2,029,536)     (1,968,191)
                                                 ------------    ------------
       Net property and equipment ............      3,274,467       3,309,129
                                                 ------------    ------------

Other assets:
   Undeveloped land, at cost .................      1,408,746       1,582,468
   Intangible assets, net ....................        282,348         294,423
   Investments ...............................        618,853         618,853
   Other .....................................        118,071         104,980
                                                 ------------    ------------
                                                    2,428,018       2,600,724
                                                 ------------    ------------

                                                 $  6,695,117    $  6,998,820
                                                 ============    ============

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                September 30,     June 30,
                                                     1999           1999
                                                ------------    ------------
                                                 (Unaudited)

Current liabilities:
   Assessment district obligation-in default    $  2,628,556    $  2,565,179
   Current portion of long-term debt ........        284,000         289,000
   Accounts payable .........................        571,769         453,203
   Accrued payroll and related expenses .....        142,151         164,877
   Accrued property taxes, in default .......        607,624         582,859
   Accrued interest .........................         30,342          14,395
   Other liabilities ........................        196,005         246,211
                                                ------------    ------------
      Total current liabilities .............      4,460,447       4,315,724
                                                ------------    ------------

Long-term debt, excluding current portion ...      4,321,833       3,911,694
                                                ------------    ------------

Distributions received in excess of
   basis in investment ......................     12,718,074      12,688,808
                                                ------------    ------------

Tenant security deposits ....................         87,970          74,602
                                                ------------    ------------

Minority interest in consolidated subsidiary       1,712,677       1,712,677
                                                ------------    ------------

Commitments and contingencies (Note 5)

Shareholders' equity deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .................        272,500         272,500
   Additional paid-in capital ...............      1,730,049       1,730,049
   Accumulated deficit ......................    (16,316,941)    (15,415,742)
                                                ------------    ------------
                                                 (14,314,392)    (13,413,193)
   Less note receivable from shareholder ....     (2,291,492)     (2,291,492)
                                                ------------    ------------
      Total shareholders' deficit ...........    (16,605,884)    (15,704,685)
                                                ------------    ------------

                                                $  6,695,117    $  6,998,820
                                                ============    ============








     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                     1999            1998
                                                ------------    ------------
Revenues:
   Bowling ..................................   $    624,572    $    641,070
   Rental ...................................        156,277         137,229
   Golf .....................................        123,930          73,833
   Other ....................................         28,457          29,192
   Other-related party ......................         42,699          53,131
                                                ------------    ------------
                                                     975,935         934,455
                                                ------------    ------------
Costs and expenses:
   Bowling ..................................        534,770         526,225
   Rental ...................................         62,742          64,471
   Golf .....................................        272,872         275,020
   Development ..............................         61,333          41,261
   Selling, general, and administrative .....        848,391         953,174
   Depreciation and amortization ............         95,569          93,434
                                                ------------    ------------
                                                   1,875,677       1,953,585
                                                ------------    ------------

Loss from operations ........................       (899,742)     (1,019,130)
                                                ------------    ------------

Other income (charges):
   Investment income:
     Related party ..........................          9,920          65,716
     Other ..................................            316          11,885
   Interest expense related to
      development activities ................        (63,376)        (57,750)
   Interest expense and amortization
      of finance costs ......................        (88,768)        (90,675)
   Loss on sale of undeveloped land .........           (638)           --
   Equity in income of investees ............        141,089         112,688
                                                ------------    ------------
                                                      (1,457)         41,864
                                                ------------    ------------

Loss from operations before
   extraordinary loss .......................       (901,199)       (977,266)

Extraordinary loss from early
   extinguishment of investee debt ..........           --           (98,500)
                                                ------------    ------------

Net loss ....................................   $   (901,199)   $ (1,075,766)
                                                ============    ============

Basic and  diluted  net loss per  common
   share  (based on  27,250,000  weighted
   average common shares outstanding) from:
         Operations before extraordinary loss      ($ 0.03)       ($ 0.04)
         Extraordinary loss .................         --              --
                                                   --------       --------
         Net loss ...........................      ($ 0.03)       ($ 0.04)
                                                   ========       ========


     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                    1999            1998
                                                ------------    ------------
Cash flows from operating activities:
  Net loss ..................................   ($   901,199)   ($ 1,075,766)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred
        financing costs .....................          2,280           5,839
      Depreciation and amortization .........         95,569          93,434
      Equity in income of investees .........       (141,089)        (14,188)
      Deferred income .......................         12,000            --
      Loss on sale of undeveloped land ......            638            --
      Interest income accrued on note
        receivable from shareholder .........           --           (55,111)
      Interest accrued on assessment
        district obligations ................         63,377          57,750
    Changes in assets and liabilities:
      Decrease in receivables ...............          4,154           6,284
      (Increase) decrease in inventories ....          5,669         (32,555)
      Increase in prepaid expenses ..........        (69,351)        (30,280)
      Increase in accounts payable ..........        118,566          71,900
      Decrease in accrued expenses ..........        (32,220)        (13,629)
      Other .................................         (5,904)          4,307
                                                ------------    ------------
      Net cash used by operating activities .       (847,510)       (982,015)
                                                ------------    ------------

Cash flows from investing activities:
   Increase in notes receivable .............         (6,623)        (15,223)
   Capital expenditures .....................        (43,576)        (14,013)
   Increase in development costs on
     undeveloped land .......................        (17,278)           --
   Proceeds from sale of undeveloped land ...        190,362            --
   Distributions from investees .............        157,000         670,617
                                                ------------    ------------
   Net cash provided by investing activities         279,885         641,381
                                                ------------    ------------

Cash flows from financing activities:
   Scheduled principal payments on
     long-term debt .........................        (68,934)        (57,991)
   Payment of long-term debt ................        (75,927)           --
   Proceeds from note payable ...............        550,000            --
                                                ------------    ------------
   Net cash provided (used by)
     financing activities ...................        405,139         (57,991)
                                                ------------    ------------

Net decrease in cash and cash equivalents ...       (162,486)       (398,625)
Cash and cash equivalents,
   beginning of year ........................        357,906       1,416,460
                                                ------------    ------------
Cash and cash equivalents, end of year ......   $    195,420    $  1,017,835
                                                ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental schedule of non-cash investing and financing activities:

   In July 1999, the Company discarded a fully depreciated asset with a cost and accumulated depreciation of $16,893.



     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998 (Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended September 30, 1999 and 1998, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                             September 30,     June 30,
                                                 1999            1999
                                             ------------   ------------
        Vail Ranch Limited Partnership
         (equity method) .................   $    580,927   $    580,927
        All Seasons Inns, La Paz
         (cost basis) ....................         37,926         37,926
                                             ------------   ------------
           Total .........................   $    618,853   $    618,853
                                             ============   ============

       Investment in UCV, L.P. classified
         as liability-  Distributions
         received in excess of basis in
         investment ......................   $ 12,718,074   $ 12,688,808
                                             ============   ============

      The following is a summary of the equity in income (loss) before extraordinary loss of $98,500 related to UCV, L.P. of the investments accounted for by the equity method:
                                                 1999           1998
                                             ------------   ------------
       UCV, L.P. .........................   $    141,089   $    122,688
       Vail Ranch Limited Partnership ....           --          (10,000)
                                             ------------   ------------
                                             $    141,089   $    112,688
                                             ============   ============


      The following is a summary of distributions received from investees:
                                                  1999           1998
                                             ------------   ------------
       UCV, L.P. .........................   $    157,000   $     95,000
       Vail Ranch Limited Partnership ....           --          575,617
                                             ------------   ------------
                                             $    157,000   $    670,617
                                             ============   ============


   (b) Investment in UCV, L.P.

      The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the three-month periods ended June 30, 1999 and 1998 are as follows:

                                                  1999           1998
                                             ------------   ------------
       Revenues ..........................   $  1,158,000   $  1,134,000
       Operating and general and
          administrative costs ...........        392,000        343,000
       Depreciation ......................          7,000          7,000
       Interest expense ..................        477,000        534,000
       Income before extraordinary item ..        282,000        250,000
       Extraordinary loss from early
         extinguishment of debt ..........           --          197,000
       Net income ........................        282,000         53,000

      On October 14, 1999, UCV increased the loan amount and modified its existing long-term loan agreement. The loan amount was increased from $25,000,000 to $29,450,000 of which the lender is holding back $410,510 for capital replacement reserves. The interest rate on the original loan amount is unchanged. The interest rate on the additional loan amount, which is based on the additional loan amount less the hold back for reserves, is the greater of ten percent or a base rate plus 4.75 percent. Monthly payments of interest only are due until May 2000, whereupon a monthly payment of principal and interest is due based on a 25-year amortization period. In addition to the monthly payment, UCV will pay a quarterly principal payment to be applied to the additional loan amount equal to fifty percent of UCV's cash flow after debt service and capital replacement expenditures. The loan is due October 15, 2001 but may be extended to October 15, 2002 upon payment of a 1/4 percent loan fee and if certain financial criteria are met. The loan may not be prepaid prior to January 1, 2001. On maturity, a fee of up to $294,500 may be due under certain circumstances. The proceeds of the additional advances of $4,039,490 were used to pay loan costs of approximately $125,000 and make distributions to partners of which the Company received $1,757,000.

4. Notes payable:

   On August 24, 1999 and September 25, 1999 the Company borrowed a total of $550,000 on an unsecured note payable from its partner in UCV. Payments of interest only were due monthly at a base rate plus 1 percent (9-1/4%). The loan was paid on October 14, 1999 from the Company's distribution from UCV.

5. Contingencies:

   (a) RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owns 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company. Once the legal matters described below are resolved, OVPGP is obligated to assign its interest in the 33 acres of land to Old Vail Partners, L.P. The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for the last seven years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,126,727 regarding delinquent assessment district payments ($1,519,103) and property taxes ($607,624).

         The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property described below. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan is to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described below and restore the economic value of the property. If the zoning is restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.

         The delinquent principal, interest and penalties ($1,519,103) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,109,453) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at September 30, 1999. In addition, the consolidated balance sheet at September 30, 1999 includes $607,624 of delinquent property taxes and late fees related to the 33-acre parcel.

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

   The following is summarized information about the Company's operations by business segment.

                                                        Real Estate    Real Estate                  Unallocated
                                             Bowling       Rental      Development        Golf       And Other        Totals
                                          -----------   -----------   -------------   -----------   -----------   -------------
SEPTEMBER 30, 1999
------------------
Revenues ...............................  $   624,572   $   171,829   $        --     $   123,930   $    71,156   $     991,487
Depreciation and amortization ..........       26,670        34,404            --          22,202        12,293          95,569
Interest expense .......................       36,285        41,754          64,397         4,231         5,477         152,144
Equity in income of investees ..........         --         141,089            --            --            --           141,089
Loss on sale ...........................         --            --              (638)         --            --              (638)
Segment profit (loss) ..................     (201,625)      168,018        (131,368)     (636,120)     (110,340)       (911,435)
Investment income ......................                                                                                 10,236
Loss from operations before
  extraordinary loss ...................                                                                               (901,199)

SEPTEMBER 30, 1998:
-------------------
Revenues ...............................  $   641,070   $   152,184   $        --     $    73,833   $    82,323   $     949,410
Depreciation and amortization ..........       26,529        32,468            --          21,468        12,969          93,434
Interest expense .......................       37,933        33,057          59,475         6,308        11,652         148,425
Equity in income of investees ..........         --         122,688         (10,000)         --            --           112,688
Segment profit (loss) ..................     (183,514)      139,876        (110,736)     (801,420)      (99,073)     (1,054,867)
Investment income ......................                                                                                 77,601
Loss from operations before
  extraordinary loss ...................                                                                               (977,266)


                                             1999            1998
                                          -----------   -----------
Revenues per segment schedule ..........  $   991,487   $   949,410
Intercompany rent eliminated ...........      (15,552)      (14,955)
                                          -----------   -----------
Consolidated revenues ..................  $   975,935   $   934,455
                                          ===========   ===========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         Liquidity and Capital Resources

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $293,087 at September 30, 1999, which is a $159,539 increase from the similarly calculated working capital deficit of $133,548 at June 30, 1999. The decrease in working capital is primarily attributable to the cash used by operating activities for the three months ended September 30, 1999. The cash used by operating activities was partially offset by the proceeds from the sale of undeveloped land in September 1999 and the $550,000 proceeds from a note payable. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                              1999          1998      Change
                                          ----------   -----------   ---------
Bowling ................................  $ (174,000)  $  (156,000)  $ (18,000)
Rental .................................      63,000        51,000      12,000
Golf ...................................    (614,000)     (780,000)    166,000
Development ............................     (67,000)      (43,000)    (24,000)
General corporate expense and other ....     (76,000)      (60,000)    (16,000)
                                          ----------   -----------   ---------
Cash used by continuing operations .....    (868,000)     (988,000)    120,000
Capital expenditures, net of
   financing ...........................     (44,000)      (14,000)    (30,000)
Principal payments on long-term debt ...     (69,000)      (58,000)    (11,000)
                                          ----------   -----------   ---------
Cash used ..............................    (981,000)   (1,060,000)     79,000
                                          ==========   ===========   =========

Distributions received from investees ..     157,000       671,000    (514,000)
                                          ==========   ===========   =========

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its share of distributions from investees and proceeds from refinancings and sales of assets to fund these deficits.

As described in Note 5 of the Notes to Consolidated Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel at September 30, 1999 was approximately $1,519,000. The principal balance of the allocated portion of the bonds
($1,384,153 as of September 30, 1999), and delinquent interest and penalties ($1,244,403 as of September 30, 1999) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the consolidated balance sheet include $607,624 of delinquent property taxes and late fees as of September 30, 1999. The Company estimates the value of this land is approximately $4,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action. The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan is to use the relief to continue its efforts to negotiate a settlement of the zoning issues and restore the economic value of the property. If the zoning is restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims. As a result of the judgment and the down-zoning of the property, it is uncertain that the Company could generate enough cash to recover the remaining $1,408,746 carrying value of the property and satisfy the related delinquent assessment district obligation of $$1,519,103 and delinquent property taxes of $607,624.

As described in Note 3 of the Notes to Consolidated Financial Statements, on October 14, 1999, UCV borrowed additional funds from its existing lender pursuant to a modification of its long-term note payable. The proceeds of the additional financing, after loan costs, were used to make approximately
$3,700,000  of  distributions  to the  partners  in UCV,  of which  the  Company received $1,757,000, and establish working capital for UCV's additional redevelopment planning costs. Management estimates that the debt service (principal and interest) for the additional borrowing will be approximately $800,000 annually.

Excluding the distribution the Company received from UCV from the loan proceeds, Management estimates negative cash flow of $1,400,000 to $1,700,000 for the remaining quarters of the year ending June 30, 2000 from operating activities after adding estimated distributions from UCV operations ($150,000) and deducting capital expenditures and principal payments on notes payable. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating other sources of working capital from the sale of undeveloped land in Temecula or obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

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

   Third Party Relationships- This category includes critical relationships with vendors such as graphite manufacturers in the golf shaft segment, and providers of local utilities (water and electricity). The Company will implement a program conducting discussions with these types of suppliers in calendar year 1999. There can be no guarantee that the systems of other companies that support the Company's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Company. At the present time, the Company does not have a contingency plan in place in the event of a Year 2000 failure at one of the Company's significant suppliers. However, the Company plans to create a contingency plan during the fourth quarter of calendar year 1999.

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

                              Results of Operations
                              ---------------------

The following is a summary of the changes in the results of operations of the three-month period ended September 30, 1999 to the same period in 1998 and a discussion of the significant changes:

                                                         Real Estate     Real Estate                Unallocated
                                             Bowling       Rental        Development      Golf        And Other          Totals
                                             -------     ---------       -----------      ----        ---------          ------
Revenues ...............................  $   (16,498)  $    19,645      $     --     $    50,097   $   (11,167)  $      42,077
Costs ..................................        8,545        (1,729)         20,072        (2,148)         --            24,740
SG&A-direct ............................       (4,833)         --              --        (121,712)       22,359        (104,186)
SG&A-allocated .........................         (592)        1,000           5,000        10,000       (15,408)           --
Depreciation and amortization ..........          141         1,936            --             734          (676)          2,135
Interest expense .......................       (1,648)        8,697           4,922        (2,077)       (6,175)          3,719
Equity in investees ....................         --          18,401          10,000          --            --            28,401
Gain (loss) on sale ....................         --            --              (638)         --            --              (638)
Segment profit (loss) ..................      (18,111)       28,142         (20,632)      165,300       (11,267)        143,432
Investment income ......................                                                                                (67,365)
Loss from operations before
  extraordinary loss ....................                                                                                76,067

     Note:The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $597.

BOWLING OPERATIONS:

The 3% decrease in bowling revenues was primarily attributable to a decrease in revenue from snack bar revenues. A 16% decrease in league games bowled was offset by a 16% increase in open games bowled. Although results of the quarter ended September 30 typically relate only to the summer league season, management feels that there will continue to be a decline in league bowling that is likely to be offset by increases in open play and the price per game of open play.

Bowl costs increased by 2% primarily due to due to an increase in the lane resurfacing expense, which occurs every two years. Direct selling, general and administrative expense decreased by 3% primarily due to a decrease in free-bowling expense.

REAL ESTATE RENTAL:

Rental revenues increased primarily due to a 14% increase in the average rental rate at the Company's office building. Interest expense increased due to the refinancing in May 1999. The equity in income of UCV increased primarily due to a decrease in the interest rate of UCV's long-term debt. Otherwise, UCV's rents increased by 2% and the expenses increased 14%. The increase in expenses related primarily to increases in water and maintenance expenses. Management believes these increases in expenses are indicative of a trend for the remainder of the fiscal year.

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

Operating expenses of the golf segment consisted of the following in 1999, and 1998:

                                             1999         1998
                                        -----------  -----------
   Costs of sales and manufacturing
      overhead .......................  $   205,000  $   233,000
   Research and development ..........       68,000       42,000
                                        -----------  -----------
      Total golf costs ...............      273,000      275,000
                                        ===========  ===========
   Marketing and promotion ...........      370,000      489,000
   Administrative costs- direct ......       33,000       35,000
                                        -----------  -----------
     Total SG&A-direct ...............      403,000      524,000
                                        ===========  ===========



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents principal maturities and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30.

                            2000          2001          2002          2003          2004    Thereafter         Total
                        -----------   -----------   -----------   -----------   -----------   -----------   -----------
Fixed rate debt ......  $   158,000   $ 1,796,000   $    39,000   $    21,000   $    22,000   $ 1,878,000   $ 3,914,000
Weighted average
  interest rate ......          8.2%          8.2%          8.2%          8.2%          8.2%          8.2%          8.2%

Variable rate debt ...  $    58,000   $    78,000   $     6,000          --            --            --     $   142,000
Weighted average
  interest rate ......         10.8%         10.8%         10.8%         --            --            --            10.8%

The amounts for 2000 relate to the nine months ended June 30, 2000. The $550,000 short-term note payable paid on October 14, 1999 was excluded from this analysis because it no longer presents a significant market risk.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of approximately $29,040,000 after the additional advances under the loan agreement on October 14, 1999 for which the weighted average interest rate was 7.7 percent. The principal maturities for each of UCV's fiscal years ending March 31 is: 2000- $230,000; 2001- $609,000; 2002- $28,201,000; and $29,040,000 in total.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

         As of September 30, 1999, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1999.


ITEM 2. Changes in Securities

            NONE


ITEM 3. Defaults upon Senior Securities

            N/A


ITEM 4. Submission of Matters to a Vote of Security Holder

            NONE

ITEM 5. Other Information

            NONE


ITEM 6. Exhibits & Reports on Form 8-K

      (a) Exhibits: Financial Date Schedule

      (b) Reports on Form 8-K:  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      SPORTS ARENAS, INC.



      By:  /s/ Harold S. Elkan
                  Harold S. Elkan, President and Director


      Date:   November 13, 1999




      By:/s/ Steven R. Whitman
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



      Date: November 13, 1999