Form 10-Q
period 1999-12-31
SPORTS ARENAS INC
filed 2000-02-14
CIK 93003

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of January 31, 2000 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

Part I - Financial Information:

Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of December 31, 1999 (unaudited)
        and June 30, 1999                                                  1-2

      Unaudited Statements of Operations for the Three Months Ended
            December 31, 1999 and 1998                                      3

        Unaudited Statements of Operations for the Six Months Ended
          December 31, 1999 and 1998                                        4

      Unaudited Statements of Cash Flows for the Six Months Ended
            December 31, 1999 and 1998                                      5

      Notes to Financial Statements                                        6-10

Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11-14

Item 3.- Quantitative and Qualitative Disclosures about Market Risk         15

Part II - Other Information                                                 16


Signatures                                                                  17

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    December 30,    June 30,
                                                        1999          1999
                                                    ------------  -----------
                                                    (Unaudited)

Current assets:
   Cash and cash equivalents                           $614,364     $357,906
   Current portion of note receivable- affiliate         50,000       50,000
   Other receivables                                    110,930      116,404
   Inventories                                          217,354      310,160
   Prepaid expenses                                     264,041      199,668
                                                    ------------  -----------
      Total current assets                            1,256,689    1,034,138
                                                    ------------  -----------

Receivables due after one year:
   Note receivable- affiliate, net                       68,350      104,829
   Less current portion                                 (50,000)     (50,000)
                                                    ------------  -----------
                                                         18,350       54,829
                                                    ------------  -----------
Property and equipment, at cost:
   Land                                                 678,000      678,000
   Buildings                                          2,461,327    2,461,327
   Equipment and leasehold and tenant improvements    2,204,214    2,137,993
                                                    ------------  -----------
                                                      5,343,541    5,277,320
      Less accumulated depreciation and
         amortization                                (2,108,260)  (1,968,191)
                                                    ------------  -----------
       Net property and equipment                     3,235,281    3,309,129
                                                    ------------  -----------

Other assets:
   Undeveloped land, at cost                          1,408,746    1,582,468
   Intangible assets, net                               270,273      294,423
   Investments                                          613,313      618,853
   Other                                                120,757      104,980
                                                    ------------  -----------
                                                      2,413,089    2,600,724
                                                    ------------  -----------

                                                     $6,923,409   $6,998,820
                                                    ============  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   December, 31,   June 30,
                                                       1999          1999
                                                    ------------  -----------
                                                    (Unaudited)

Current liabilities:
   Assessment district obligation- in default        $2,675,725   $2,565,179
   Current portion of long-term debt                  1,928,000      289,000
   Accounts payable                                     530,742      453,203
   Accrued payroll and related expenses                 173,037      164,877
   Accrued property taxes- in default                   625,579      582,859
   Accrued interest                                      25,692       14,395
   Other liabilities                                    193,607      246,211
                                                    ------------  -----------
      Total current liabilities                       6,152,382    4,315,724
                                                    ------------  -----------

Long-term debt, excluding current portion             2,057,735    3,911,694
                                                    ------------  -----------

Distributions received in excess of basis in
   investment                                        14,471,719   12,688,808
                                                    ------------  -----------

Other liabilities                                       100,783       74,602
                                                    ------------  -----------

Minority interest in consolidated subsidiary          1,712,677    1,712,677
                                                    ------------  -----------

Commitments and contingencies (Note 5)

Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 27,250,000 shares issued
      and outstanding                                   272,500      272,500
   Additional paid-in capital                         1,730,049    1,730,049
   Accumulated deficit                              (17,282,944) (15,415,742)
                                                    ------------  -----------
                                                    (15,280,395) (13,413,193)

   Less note receivable from shareholder             (2,291,492)  (2,291,492)
                                                    ------------  -----------
     Total shareholders' deficit                    (17,571,887) (15,704,685)
                                                    ------------  -----------

                                                     $6,923,409   $6,998,820
                                                    ============  ===========








        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                  (Unaudited)

                                                         1999           1998
                                                      ----------   ------------
Revenues:
   Bowling                                          $   625,382    $   686,264
   Rental                                               160,113        139,040
   Golf                                                 157,601         71,941
   Other                                                 32,290         26,626
   Other-related party                                   42,635         77,047
                                                     -----------    -----------
                                                      1,018,021      1,000,918
                                                     -----------    -----------
Costs and expenses:

   Bowling                                              501,494        478,297
   Rental                                                61,638         58,993
   Golf                                                 331,941        219,612
   Development                                           28,980         43,171
   Selling, general, and administrative                 924,282        819,102
   Depreciation and amortization                         96,383         93,746
                                                     -----------    -----------
                                                      1,944,718      1,712,921
                                                     -----------    -----------
Loss from operations                                   (926,697)      (712,003)
                                                     -----------    -----------

Other income (charges):
   Investment income:
     Related party                                       10,053         60,234
     Other                                                8,773          7,735
   Interest expense:
     Development activities                             (69,625)       (64,926)
     Other and amortization of finance costs            (90,717)       (76,549)
   Equity in income of investees                        102,210        112,161
                                                     -----------    -----------
                                                        (39,306)        38,655
                                                     -----------    -----------

Net loss                                             $ (966,003)    $ (673,348)
                                                     ===========    ===========


Basic and diluted net loss per common share
   (based on 27,250,000 weighted average
   common shares outstanding)                           ($0.04)        ($0.02)
                                                        =======        =======


        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                  (Unaudited)

                                                         1999          1998
                                                    ------------   ------------
Revenues:

   Bowling                                          $ 1,249,954    $ 1,327,334
   Rental                                               316,390        276,269
   Golf                                                 281,531        145,774
   Other                                                 60,747         79,872
   Other-related party                                   85,334        106,124
                                                     -----------    -----------
                                                      1,993,956      1,935,373
                                                     -----------    -----------
Costs and expenses:

   Bowling                                            1,036,264      1,004,522
   Rental                                               124,380        123,464
   Golf                                                 604,813        494,632
   Development                                           90,313         84,432
   Selling, general, and administrative               1,772,673      1,772,276
   Depreciation and amortization                        191,952        187,180
                                                     -----------    -----------
                                                      3,820,395      3,666,506
                                                     -----------    -----------

Loss from operations                                 (1,826,439)    (1,731,133)
                                                     -----------    -----------

Other income (charges):
   Investment income:
     Related party                                       19,973        125,950
     Other                                                9,089         19,620
   Interest expense:
     Development activities                            (133,001)      (122,676)
     Other and amortization of finance costs           (179,485)      (167,224)
   Loss on sale of undeveloped land                        (638)           --
   Equity in income of investees                        243,299        224,849
                                                     -----------    -----------
                                                        (40,763)        80,519
                                                     -----------    -----------

Loss from operations before extraordinary loss       (1,867,202)    (1,650,614)

Extraordinary loss from early
  extinguishment of investee debt                           --         (98,500)
                                                     -----------    -----------

Net loss                                            $(1,867,202)   $(1,749,114)
                                                     ===========    ===========


Basic and  diluted  net loss per  common
   share  (based on  27,250,000  weighted
   average common shares outstanding) from:
        Operations before extraordinary loss           ($0.07)        ($0.06)
        Extraordinary loss                                --             --
                                                       -------        -------
        Net loss                                       ($0.07)        ($0.06)
                                                       =======        =======


        See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (Unaudited)

                                                          1999           1998
                                                      ------------  ------------
Cash flows from operating activities:

  Net loss                                           ($1,867,202)   ($1,749,114)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred financing costs             4,560          9,099
      Depreciation and amortization                      191,952        187,180
      Equity in income of investees                     (243,299)      (126,349)
      Deferred income                                     24,000            --
      Loss on sale of undeveloped land                       638            --
      Interest income accrued on note
        receivable from shareholder                          --        (104,286)
      Interest accrued on assessment
        district obligations                             133,001        122,676
    Changes in assets and liabilities:
      Decrease in receivables                              5,474         18,136
      (Increase) decrease in inventories                  92,806        (83,886)
      (Increase) decrease in prepaid expenses            (64,373)        44,469
      Increase (decrease) in accounts payable             77,539       (127,899)
      Increase in accrued expenses                         9,573         17,696
      Other                                               (2,286)        10,488
                                                      -----------    -----------
        Net cash used by operating activities         (1,637,617)    (1,781,790)
                                                      -----------    -----------

Cash flows from investing activities:
   Decrease in notes receivable                           36,479         10,077
   Capital expenditures                                  (83,114)       (59,269)
   Increase in development costs on
     undeveloped land                                    (17,278)           --
   Proceeds from sale of undeveloped land                190,362            --
   Contributions to investees                            (19,460)           --
   Distributions from investees                        2,024,500        886,171
                                                      -----------    -----------
        Net cash provided by investing activities      2,131,489        836,979
                                                      -----------    -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt       (139,032)      (129,362)
   Extinguishment of long-term debt                      (75,927)           --
   Proceeds from note payable                            550,000            --
   Payment of note payable                              (550,000)           --
   Payment of assessment district obligation             (22,455)           --
                                                      -----------    -----------
       Net cash used by financing activities            (237,414)      (129,362)
                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents     256,458     (1,074,173)

Cash and cash equivalents, beginning of year             357,906      1,416,460
                                                      -----------    -----------
Cash and cash equivalents, end of year                $  614,364     $  342,287
                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Supplemental schedule of non-cash  investing and financing  activities:
     In July 1999, the Company discarded fully depreciated equipment with a cost and accumulated depreciation of $16,893.


        See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 AND 1998 (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling operations, the financial results for the interim periods ended December 31, 1999 and 1998, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:

                                                  December 31,   June 30,
                                                     1999         1999
                                                  -----------   -----------
         Vail Ranch Limited Partnership
          (equity method)                          $  575,387    $  580,927
         All Seasons Inns, La Paz (cost basis)         37,926        37,926
                                                  -----------   -----------
            Total                                  $  613,313    $  618,853
                                                  ===========   ===========

        Investment in UCV, L.P. classified as
          liability- Distributions received
          in excess of basis in investment        $14,471,719   $12,688,808
                                                  ===========   ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method for the six months ended December 31, 1999 and 1998, before the extraordinary loss of $98,500 related to UCV , L.P. in 1998:

                                               1999          1998
                                            ---------     ---------
        UCV, L.P.                           $ 268,299     $ 244,849
        Vail Ranch Limited Partnership        (25,000)      (20,000)
                                            ---------     ---------
                                            $ 243,299     $ 224,849
                                            =========     =========

     The following is a summary of distributions received from investees:

                                               1999         1998
                                           -----------   ----------
        UCV, L.P.                          $ 2,024,500   $  240,000
        Vail Ranch Limited Partnership             --       646,171
                                           -----------   ----------
                                           $ 2,024,500   $  886,171
                                           ===========   ==========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the six-month periods ended September 30, 1999 and 1998 are as follows:

                                                     1999           1998
                                                  ----------     ----------
        Revenues                                  $2,365,000     $2,300,000
        Operating and general and
           administrative costs                      837,000        734,000
        Depreciation                                  13,000         14,000
        Interest expense                             978,000      1,062,000
        Income before extraordinary item             537,000        490,000
        Extraordinary loss from early
          extinguishment of debt                         --         197,000
        Net income                                   537,000        293,000

     On October 14, 1999, UCV increased the loan amount and modified its existing long-term loan agreement. The loan amount was increased from $25,000,000 to $29,450,000 of which the lender is holding back $410,510 for capital replacements. The interest rate on the original loan amount is unchanged. The interest rate on the additional loan amount, which is based on the additional loan amount less the hold back for capital replacements, is the greater of ten percent or a base rate plus 4.75 percent (11-1/4% at December 31, 1999). Monthly payments of interest only are due until May 2000, whereupon a monthly payment of principal and interest is due based on a 25-year amortization period. In addition to the monthly payment, UCV will pay a quarterly principal payment to be applied to the additional loan amount equal to fifty percent of UCV's cash flow after debt service and capital replacement expenditures. The loan is due October 15, 2001 but may be extended to October 15, 2002 upon payment of a 1/4 percent loan fee and meeting certain financial criteria. The loan may not be prepaid prior to January 1, 2001. On maturity, a fee of up to $294,500 may be due under certain circumstances. The proceeds of the additional loan of $4,039,490, which is net of the capital replacement hold back, were used to pay loan costs of approximately $125,000 and make distributions to partners of which the Company received $1,757,000.

4. Notes payable:

   On August 24, 1999 and September 25, 1999 the Company borrowed a total of $550,000 on an unsecured note payable from its partner in UCV. Payments of interest only were due monthly at a base rate plus 1 percent (9-1/4%). The loan was paid on October 14, 1999 from the Company's distribution from UCV.

5. Contingencies:

    (a) RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owns 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company. Once the legal matters described below are resolved, OVPGP is obligated to assign its interest in the 33 acres of land to Old Vail Partners, L.P. (OVP). RCSA and OVGP own a combined 50 percent general and limited partnership interest in OVP. The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for the last seven years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,219,108 regarding delinquent assessment district payments ($1,593,529) and property taxes ($625,579).

        The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property described below. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief to continue its efforts to negotiate a settlement of the zoning issues and restore the economic value of the property. On January 28, 2000 OVPGP agreed to the dismissal of the bankruptcy proceeding on February 15, 2000. This will allow the County of Riverside to proceed with a public sale of the property within 60 days after giving notice, which cannot occur prior to February 15, 2000. If the zoning is restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.

        The delinquent principal, interest and penalties ($1,593,529) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,082,196) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at December 31, 1999. In addition, the consolidated balance sheet at December 31, 1999 includes $625,579 of delinquent property taxes and late fees related to the 33-acre parcel.

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

   (b) The Company is involved in other various routine litigation and disputes incident to its business. In the management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company's financial position.

6. Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in 1999.

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

   The following is summarized information about the Company's operations by business segment.

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
SIX MONTHS ENDED:
      DECEMBER 31, 1999:
--------------------------------
Revenues .......................   $ 1,249,954    $   348,190   $      --      $   281,531    $   146,081    $ 2,025,756
Depreciation and amortization...        52,633         69,100          --           45,570         24,649        191,952
Interest expense ...............        72,136         83,428       134,022          7,906         14,994        312,486
Equity in income (loss) of
  investees ....................          --          268,299       (25,000)          --             --          243,299
Loss on sale ...................          --             --            (638)          --             --             (638)
Segment profit (loss) ..........      (350,783)       324,581      (261,973)    (1,338,212)      (269,877)    (1,896,264)
Investment income ..............                                                                                  29,062
Loss from operations
 before extraordinary loss .....                                                                              (1,867,202)

      DECEMBER 31, 1998:
--------------------------------
Revenues .......................   $ 1,327,334    $   306,776    $     --      $   145,774    $   185,996    $ 1,965,880
Depreciation and .amortization..        53,115         65,587          --           42,371         26,107        187,180
Interest expense ...............        69,624         66,018       126,126         12,115         16,017        289,900
Equity in income (loss) of
 investees......................          --          244,849       (20,000)          --             --          224,849
Segment profit (loss) ..........      (240,651)       285,556      (230,558)    (1,387,409)      (223,122)    (1,796,184)
Investment income ..............                                                                                 145,570
Loss from operations
 before extraordinary loss .....                                                                              (1,650,614)

                                      1999         1998
                                  -----------   -----------
Revenues per segment schedule ..  $2,025,756    $1,965,880
Intercompany rent eliminated ...     (31,800)      (30,507)
                                  -----------   -----------
Consolidated revenues             $1,993,956    $1,935,373
                                  ===========   ===========

THREE MONTHS ENDED:
      DECEMBER 31, 1999:
--------------------------------
Revenues .......................   $   625,382    $   176,361   $      --      $   157,601    $    74,925    $ 1,034,269
Depreciation and amortization...        25,963         34,696          --           23,368         12,356         96,383
Interest expense ...............        35,851         41,674        69,625          3,675          9,517        160,342
Equity in income (loss) of
 investees .....................          --          127,210       (25,000)          --             --          102,210
Segment profit (loss) ..........      (149,158)       156,563      (130,605)      (702,092)      (159,537)      (984,829)
Investment income ..............                                                                                  18,826
Loss from operations
 before extraordinary loss .....                                                                                (966,003)

      DECEMBER 31, 1998:
--------------------------------
Revenues .......................   $   686,264    $   154,592   $      --      $    71,941    $   103,673    $ 1,016,470
Depreciation and amortization...        26,586         33,119          --           20,903         13,138         93,746
Interest expense ...............        31,691         32,961        66,651          5,807          4,365        141,475
Equity in income (loss) of
 investees .....................          --          122,161       (10,000)          --             --          112,161
Segment profit (loss) ..........       (57,137)       145,680      (119,822)      (585,989)      (124,049)      (741,317)
Investment income ..............                                                                                  67,969
Loss from operations
 before extraordinary loss .....                                                                                (673,348)

                                        1999         1998
                                    -----------   -----------
Revenues per segment schedule ..    $1,034,269    $1,016,470
Intercompany rent eliminated ...       (16,248)      (15,552)
                                    -----------   -----------
Consolidated revenues ..........    $1,018,021    $1,000,918
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

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
           RESULTS OF OPERATIONS:

                         Liquidity and Capital Resources
                         -------------------------------

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $1,594,389 at December 31, 1999, which is a $1,460,841 increase from the similarly calculated working capital deficit of $133,548 at June 30, 1999. The decrease in working capital is primarily attributable to an increase in the current portion of long-term debt related to a $1,725,999 note payable that matures in August 2000. Cash used by operating activities for the six months ended December 31, 1999 also reduced working capital, however this was offset by distributions received from investees. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                        1999         1998        Change
                                     -----------   ----------   ---------
     Bowling ........................$ (297,000)  $ (186,000)   $(111,000)
     Rental .........................   129,000      109,000       20,000
     Golf ...........................(1,293,000)  (1,345,000)      52,000
     Development ....................  (103,000)     (88,000)     (15,000)
     General corporate expense
       and other ....................  (192,000)    (151,000)     (41,000)
                                     -----------   ----------   ----------
     Cash used by continuing
       operations .................. (1,756,000)  (1,661,000)     (95,000)
     Capital expenditures, net
       of financing ................    (83,000)     (59,000)     (24,000)
     financing
     Principal payments on
       long-term debt ..............   (139,000)    (129,000)     (10,000)
                                     -----------   ----------   ----------
       Cash used ................... (1,978,000)  (1,849,000)   (129,000)
                                     ===========   ==========   ==========

     Distributions received from
     investees .....................  2,025,000      886,000    1,139,000
                                     ===========   ==========   ==========

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its share of distributions from investees and proceeds from refinancings and sales of assets to fund these deficits.

As described in Note 5 of the Notes to Consolidated Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel at December 31, 1999 was approximately $1,593,000. The principal balance of the allocated portion of the bonds
($1,384,153 as of December 31, 1999), and delinquent interest and penalties ($1,291,572 as of December 31, 1999) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the consolidated balance sheet include $625,579 of delinquent property taxes and late fees as of December 31, 1999. The Company estimates the value of this land is approximately $4,000,000 to $5,000,000 if the property was zoned "commercial". This value is in addition to the non-delinquent portion of the assessment district obligation ($1,082,195 at December 31, 1999) that a buyer would assume. However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action. The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief to continue its efforts to negotiate a settlement of the zoning issues and restore the economic value of the property. On January 28, 2000 OVPGP agreed to the dismissal of the bankruptcy proceeding on February 15, 2000. This will allow the County of Riverside to proceed with a public sale of the property within 60 days after giving notice, which cannot occur prior to February 15, 2000. OVPGP's plan is to continue its efforts to restore an economically feasible zoning prior to any date of public sale. If the zoning is restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims. As a result of the judgment and the down-zoning of the property, the recoverability of the remaining $1,408,746 carrying value of this property is uncertain.

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

A $1,725,999 note payable collateralized by the real property underlying one of the bowling centers matures in August 2000 and the lender has notified the Company that it will not extend the due date. The Company is uncertain whether it will be successful in obtaining financing to refinance the property. The Company is currently evaluating alternatives for selling the property for the purpose of paying the note payable. The carrying value of the property at December 31, 1999 was approximately $1,587,000.

Management estimates negative cash flow of $1,300,000 to $1,500,000 for the remaining quarters of the year ending June 30, 2000 from operating activities after adding estimated distributions from UCV operations ($100,000) and deducting capital expenditures and principal payments on notes payable. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating other sources of working capital from the sale of undeveloped land in Temecula or obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

                              YEAR 2000 COMPLIANCE
                              --------------------

The Company had a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. The Company developed the plan for converting impacted items, and completed the conversion at a cost less than $5,000. Through the date of this report, there have been no adverse effects on the Company's business, results of operations or financial condition as a result of Year 2000 problems with its computer systems and operations. In addition, the Company has not encountered any Year 2000 problems with any of its vendors or customers. Although the Company has made reasonable efforts to identify and protect itself with respect to external Year 2000 problems, there can be no assurance that the Company will not be affected by such problems. The Company will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue, should one arise.

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

                              RESULTS OF OPERATIONS
                              ---------------------

The following is a summary of the changes in the results of operations of the six and three-month periods ended December 31, 1999 to the same period in 1998 and a discussion of the significant changes:

Six months ended December 31, 1999 versus 1998:
-----------------------------------------------

                                                  Rental    Real Estate               Unallocated
                                      Bowling    Operation  Development     Golf       And Other     Totals
                                    ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $ (77,380)   $  41,414   $    --      $ 135,757    $ (39,915)   $  59,876
 Costs ..........................      31,742          916       5,881      110,181         --        148,720
 SG&A-direct ....................      (8,299)        --          --        (38,611)      48,600        1,690
 SG&A-allocated .................       7,279        4,000      12,000       16,000      (39,279)        --
 Depreciation and amortization ..        (482)       3,513        --          3,199       (1,458)       4,772
 Interest expense ...............       2,512       17,410       7,896       (4,209)      (1,023)      22,586
 Equity in investees ............        --         23,450      (5,000)        --           --         18,450
 Loss on sale ...................        --           --          (638)        --           --           (638)
 Segment profit (loss) ..........    (110,132)      39,025     (31,415)      49,197      (46,755)    (100,080)
 Investment income ..............                                                                    (116,508)
 Loss from operations before
    extraordinary loss ..........                                                                    (216,588)

Three months ended December 31, 1999 versus 1998:
-----------------------------------------------

                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $ (60,882) $    21,769        --      $  85,660    $ (28,748)   $  17,799
 Costs ..........................      23,197        2,645     (14,191)     112,329         --        123,980
 SG&A-direct ....................      (3,466)        --          --         83,101       26,241      105,876
 SG&A-allocated .................       7,871        3,000       7,000        6,000      (23,871)        --
 Depreciation and amortization ..        (623)       1,577        --          2,465         (782)       2,637
 Interest expense ...............       4,160        8,713       2,974       (2,132)       5,152       18,867
 Equity in investees ............        --          5,049     (15,000)        --           --         (9,951)
 Segment profit (loss) ..........     (92,021)      10,883     (10,783)    (116,103)     (35,488)    (243,512)
 Investment income ..............                                                                     (49,143)
 Loss from operations before
    extraordinary loss ..........                                                                    (292,655)

     Note:The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $1,293 and $696 for the six and three month periods respectively.

BOWLING OPERATIONS:
-------------------
Bowling revenues decreased by 6% and 9% in the six and three month periods, respectively, which is approximately the same percentage decrease in the number of games bowled in each period. All of the decrease is attributable to decreases in the number of league games bowled, which have not been offset by increases in open play games. In each period the number of league games bowled decreased by approximately 17%.

Bowl costs increased by 3% and 5% in the six and three month periods, respectively, primarily due to due to an increase in the lane resurfacing expense, which occurs every two years. Direct selling, general and administrative expense decreased by 3% and 2% in the six and three month periods, respectively, primarily due to a decrease in free-bowling expense.

RENTAL OPERATIONS:
------------------
Rental revenues increased 14% in the six and three month period primarily due to a 14% increase in the average rental rate at the Company's office building.
Interest expense increased due to a refinancing in May 1999 which increased long-term debt associated with the rental segment by approximately $827,000.

The equity in income of UCV increased primarily due to a decrease in UCV's interest expense ($84,000 and $27,000 in the six and three month periods, respectively). The decrease related to a decrease in the interest rate from 10% to approximately 7.1%, which was partially offset by an increase in the long-term debt of approximately $5,166,000. Otherwise, UCV's rents increased by 3% in the six and three month period and expenses increased 14% and 11% in the six and three month periods, respectively. The increase in expenses related primarily to increases in water and maintenance expenses. Management believes these increases in expenses are indicative of a trend for the remainder of the fiscal year.

REAL ESTATE DEVELOPMENT OPERATIONS:
-----------------------------------
Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by OVPGP. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of OVPGP.

GOLF OPERATIONS:
----------------
Sales during the years 1999 and 1998 were small because Penley has not yet developed sales with golf club manufacturers or distributors. The sales were principally to custom golf shops. The Company expects that it will be another three to six months before Penley is able to develop significant sales with manufacturers or distributors.

Operating expenses of the golf segment consisted of the following in 1999, and 1998:
                                   1999       1998       1999       1998
                                 --------   --------   --------   --------
    Costs of goods sold and
        manufacturing overhead   $268,000   $165,000   $473,000   $399,000
    Research & development ...     64,000     55,000    132,000     96,000
                                 --------   --------   --------   --------
         Total golf costs ....    332,000    220,000    605,000    495,000
                                 ========   ========   ========   ========

    Marketing & promotion ....    383,000    280,000    753,000    769,000
    Administrative-direct ....     29,000     49,000     62,000     84,000
                                 --------   --------   --------   --------
         Total SG&A-direct ...    412,000    329,000    815,000    853,000
                                 ========   ========   ========   ========

    Allocated corporate costs      89,000     83,000    147,000    131,000
                                 ========   ========   ========   ========

Total golf costs increased primarily due to an increase in the amount of cost of goods sold related to increased sales, an increase in the cost of prototype shafts developed during the periods, and an increase in the payroll for research and development. Marketing and promotion expenses increased during the three month period ended December 31, 1999 primarily due the sponsorship costs of the National Long-Drive Championships in October 1999.

UNALLOCATED AND OTHER
---------------------
Other revenues decreased in the six and three month periods primarily due to a decrease in leasing commission income.

Selling, general and administrative expense increased in the six and three month periods because of increased payroll costs in 1999. This increase in the corporate segment expenses resulted in an increase in the costs allocated to the business segments.

Investment income decreased in the six and three month periods ended December 31, 1999 primarily due to discontinuing the accrual of interest income on the note receivable from shareholder (decrease of $104,000 and $49,000 in the six and three month periods, respectively).

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

                           2000          2001         2002      2003        2004     Thereafter        Total
                       ---------    -----------    --------   --------   --------    -----------    -----------
  Fixed rate debt ..   $ 106,000    $ 1,796,000    $ 39,000   $ 21,000   $ 22,000    $ 1,879,000    $ 3,863,000
  Weighted average
     interest rate .       8.2%           8.2%        8.2%       8.2%       8.2%           8.2%           8.2%

  Variable rate debt   $  39,000    $    78,000    $  6,000       --          --             --      $  123,000
  Weighted average
     interest rate .      11.2%          11.2%       11.2%        --          --             --           11.2%

The amounts for 2000 relate to the six months ending June 30, 2000.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As of December 31, 1999, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES

          NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

        On December 23, 1999 the Company held its annual shareholder meeting in which the following item was voted upon:

                                          Tabulation of Votes
                                  --------------------------------
       Election of Directors:        For        Against    Abstain
       ----------------------     ----------    -------    -------
          Harold S. Elkan         24,118,926       0        13,849
          Steven R. Whitman       24,122,231       0        10,544
          Patrick D. Reiley       24,122,706       0        10,069
          James E. Crowley        24,122,756       0        10,019
          Robert A. MacNamara     24,122,781       0         9,994


ITEM 5. OTHER INFORMATION

          NONE

ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

     (a) Exhibits: Financial Date Schedule

     (b) Reports on Form 8-K:  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SPORTS ARENAS, INC.

     BY:  /S/ HAROLD S. ELKAN
         --------------------
                 Harold S. Elkan, President and Director

     DATE:   FEBRUARY 11, 2000
             -----------------


     BY:/S/ STEVEN R. WHITMAN
        ---------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director

     DATE: FEBRUARY 11, 2000
           -----------------