Form 10-Q
period 2000-03-31
SPORTS ARENAS INC
filed 2000-05-22
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                  ---------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to ________


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

        Registrant's telephone number, including area code (858) 587-1060




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No
   --        ---

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of April 30, 2000 was 27,250,000 shares.

                               SPORTS ARENAS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of March 31, 2000 (unaudited)
         and June 30, 1999 ..........................................    1-2

      Unaudited Statements of Operations for the Three Months Ended
            March 31, 2000 and 1999 .................................     3

        Unaudited Statements of Operations for the Nine Months Ended
          March 31, 2000 and 1999 .....................................   4


      Unaudited Statements of Cash Flows for the Nine Months Ended
            March 31, 2000 and 1999 .................................     5

      Notes to Financial Statements .................................     6-10


Item 2.- Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...............................    11-15

Item 3.- Quantitative and Qualitative Disclosures about Market Risk..      15

Part II - Other Information .........................................      16


Signatures .........................................................       17

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS

                                                       March 31,      June 30,
                                                         2000           1999
                                                     -----------     ----------
                                                     (Unaudited)

  Current assets:
     Cash and cash equivalents ...................   $   195,052    $   357,906
     Current portion of note receivable- affiliate        50,000         50,000
     Other receivables ...........................       197,291        116,404
     Inventories .................................       224,810        310,160
     Prepaid expenses ............................       295,401        199,668
                                                     -----------    -----------
        Total current assets .....................       962,554      1,034,138
                                                     -----------    -----------

  Receivables due after one year:
     Note receivable- affiliate, net .............        73,372        104,829
     Less current portion ........................       (50,000)       (50,000)
                                                     -----------    -----------
                                                          23,372         54,829
                                                     -----------    -----------
  Property and equipment, at cost:
     Land ........................................       678,000        678,000
     Buildings ...................................     2,461,327      2,461,327
     Equipment and leasehold and tenant
       improvements ..............................     2,251,869      2,137,993
                                                     -----------    -----------
                                                       5,391,196      5,277,320
        Less accumulated depreciation and
           amortization ..........................    (2,187,051)    (1,968,191)
                                                     -----------    -----------
         Net property and equipment ..............     3,204,145      3,309,129
                                                     -----------    -----------

  Other assets:
     Undeveloped land, at cost ...................     1,458,185      1,582,468
     Intangible assets, net ......................       258,198        294,423
     Investments .................................       604,172        618,853
     Other .......................................       139,300        104,980
                                                     -----------    -----------
                                                       2,459,855      2,600,724
                                                     -----------    -----------

                                                     $ 6,649,926    $ 6,998,820
                                                     ===========    ===========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                       March 31,      June 30,
                                                         2000           1999
                                                     -----------     ----------
                                                     (Unaudited)

  Current liabilities:
     Assessment district obligation- in default ..   $ 2,761,130    $ 2,565,179
     Note payable, short-term ....................       200,000           --
     Current portion of long-term debt ...........     1,905,000        289,000
     Accounts payable ............................       674,547        453,203
     Accrued payroll and related expenses ........       240,917        164,877
     Accrued property taxes- in default ..........       659,343        582,859
     Accrued interest ............................        25,735         14,395
     Other liabilities ...........................       253,140        246,211
                                                     -----------    -----------
        Total current liabilities ................     6,719,812      4,315,724
                                                     -----------    -----------

  Long-term debt, excluding current portion ......     2,009,055      3,911,694
                                                     -----------    -----------

  Distributions received in excess of basis
     in investment ...............................    14,504,505     12,688,808
                                                     -----------    -----------

  Other liabilities ..............................       112,783         74,602
                                                     -----------    -----------

  Minority interest in consolidated subsidiary ...     1,712,677      1,712,677
                                                     -----------    -----------

  Commitments and contingencies (Note 5)

  Shareholders' deficit:
     Common stock, $.01 par value, 50,000,000
       shares authorized, 27,250,000 shares
       issued and outstanding ....................       272,500        272,500
     Additional paid-in capital ..................     1,730,049      1,730,049
     Accumulated deficit .........................   (18,119,963)   (15,415,742)
                                                     -----------    -----------
                                                     (16,117,414)   (13,413,193)
     Less note receivable from shareholder .......    (2,291,492)    (2,291,492)
                                                     -----------    -----------
       Total shareholders' deficit ...............   (18,408,906)   (15,704,685)
                                                     -----------    -----------

                                                     $ 6,649,926    $ 6,998,820
                                                     ===========    ===========






     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)

                                                         2000           1999
                                                     -----------    -----------
  Revenues:
     Bowling .....................................   $   793,718    $   784,665
     Rental ......................................       163,203        139,845
     Golf ........................................       318,987         86,468
     Other .......................................       119,256         30,520
     Other-related party .........................        43,085         53,354
                                                     -----------    -----------
                                                       1,438,249      1,094,852
                                                     -----------    -----------
  Costs and expenses:
     Bowling .....................................       521,409        480,788
     Rental ......................................        62,299         59,583
     Golf ........................................       422,101        299,298
     Development .................................        92,503         30,423
     Selling, general, and administrative ........       989,651        849,591
     Depreciation and amortization ...............        96,952         95,990
                                                     -----------    -----------
                                                       2,184,915      1,815,673
                                                     -----------    -----------

  Loss from operations ...........................      (746,666)      (720,821)
                                                     -----------    -----------

  Other income (charges):
     Investment income:
       Related party .............................         9,157          9,417
       Other .....................................         1,954            631
     Interest expense:
     Development activities ......................       (62,950)       (57,749)
       Other and amortization of finance costs ...       (84,083)       (89,229)
     Equity in income of investees ...............        45,569        107,537
                                                     -----------    -----------
                                                         (90,353)       (29,393)
                                                     -----------    -----------

  Net loss .......................................   $  (837,019)   $  (750,214)
                                                     ===========    ===========


  Basic and diluted net loss per common share
   (based on 27,250,000 weighted
    average common shares outstanding) ...........       ($0.03)      ($0.03)
                                                         =======      =======



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)

                                                         2000           1999
                                                     -----------    -----------
  Revenues:
     Bowling .....................................   $ 2,043,672    $ 2,111,999
     Rental ......................................       479,593        416,114
     Golf ........................................       600,518        232,242
     Other .......................................       180,003        110,392
     Other-related party .........................       128,419        159,478
                                                     -----------    -----------
                                                       3,432,205      3,030,225
                                                     -----------    -----------
  Costs and expenses:
     Bowling .....................................     1,557,673      1,485,310
     Rental ......................................       186,679        183,047
     Golf ........................................     1,026,914        793,930
     Development .................................       182,816        114,855
     Selling, general, and administrative ........     2,762,324      2,621,867
     Depreciation and amortization ...............       288,904        283,170
                                                     -----------    -----------
                                                       6,005,310      5,482,179
                                                     -----------    -----------

  Loss from operations ...........................    (2,573,105)    (2,451,954)
                                                     -----------    -----------

  Other income (charges):
     Investment income:
       Related party .............................        29,130        135,367
       Other .....................................        11,043         20,251
     Interest expense:
       Development activities ....................      (195,951)      (180,425)
       Other and amortization of finance costs ...      (263,568)      (256,453)
     Loss on sale of undeveloped land ............          (638)          --
     Equity in income of investees ...............       288,868        332,386
                                                     -----------    -----------
                                                        (131,116)        51,126
                                                     -----------    -----------

  Loss from operations before extraordinary loss .    (2,704,221)    (2,400,828)

  Extraordinary loss from early extinguishment of
     investee debt ...............................          --          (98,500)
                                                     -----------    -----------

  Net loss .......................................   $(2,704,221)   $(2,499,328)
                                                     ===========    ===========


  Basic and  diluted  net loss per  common  share
    (based on 27,250,000 weighted average
    common shares outstanding) from:
          Operations before extraordinary loss ...     ($ 0.10)       ($ 0.09)
          Extraordinary loss .....................         --             --
                                                       --------       --------
          Net loss ...............................     ($ 0.10)       ($ 0.09)
                                                       ========       ========



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)

                                                        2000            1999
                                                     -----------    -----------
  Cash flows from operating activities:
    Net loss .....................................   ($2,704,221)   ($2,499,328)
    Adjustments to reconcile net loss to the
      net cash used by operating activities:
        Amortization of deferred financing costs .         6,840         11,337
        Depreciation and amortization ............       288,904        283,170
        Equity in income of investees ............      (288,868)      (233,886)
        Deferred income ..........................        36,000           --
        Loss on sale of undeveloped land .........           638           --
        Interest income accrued on note
         receivable from shareholder .............          --         (104,286)
        Interest accrued on assessment
         district obligations ....................       195,951        180,425

      Changes in assets and liabilities:
        Decrease in receivables ..................       (80,887)        70,189
        (Increase) decrease in inventories .......        85,350        (35,877)
        (Increase) decrease in prepaid expenses ..       (95,733)        93,433
        Increase (decrease) in accounts payable ..       221,344        (82,307)
        Increase in accrued expenses .............       170,793        210,093
        Other ....................................       (15,840)        20,038
                                                     -----------    -----------
          Net cash used by operating activities ..    (2,179,729)    (2,086,999)
                                                     -----------    -----------

  Cash flows from investing activities:

     Decrease in notes receivable ................        31,457         41,609
     Capital expenditures ........................      (130,769)      (123,820)
     Increase in development costs on
       undeveloped land ..........................       (66,717)          --
     Proceeds from sale of undeveloped land ......       190,362           --
     Payments to holder of minority interest .....          --          (50,000)
     Contributions to investees ..................       (43,319)          --
     Distributions from investees ................     2,122,500      1,179,671
                                                     -----------    -----------
          Net cash provided by investing activities    2,103,514      1,047,460
                                                     -----------    -----------

  Cash flows from financing activities:

     Scheduled principal payments on long-term debt     (210,712)      (195,813)
     Extinguishment of long-term debt ............       (75,927)          --
     Proceeds from note payable ..................       750,000           --
     Payment of note payable .....................      (550,000)          --
     Other .......................................          --          (11,155)
                                                     -----------    -----------
         Net cash used by financing activities ...       (86,639)      (206,968)
                                                     -----------    -----------

  Net decrease in cash and cash equivalents ......      (162,854)    (1,246,507)
  Cash and cash equivalents, beginning of year ...       357,906      1,416,460
                                                     -----------    -----------
  Cash and cash equivalents, end of year .........   $   195,052    $   169,953
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental  schedule of non-cash investing and financing  activities:  In July
   1999, the Company discarded fully depreciated equipment with a cost and accumulated depreciation of $16,893.

     See accompanying notes to consolidated condensed financial statements.

                           SPORTS ARENAS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND 1999 (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling and golf shaft manufacturing operations, the financial results for the interim periods ended March 31, 2000 and 1999 are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:

                                                   March 31,     June 30,
                                                     2000          1999
                                                  -----------   -----------
         Vail Ranch Limited Partnership
          (equity method)                          $  566,246    $  580,927
         All Seasons Inns, La Paz (cost basis)         37,926        37,926
                                                  -----------   -----------
            Total                                  $  604,172    $  618,853
                                                  ===========   ===========

        Investment in UCV, L.P. classified as
          liability- Distributions received
          in excess of basis in investment        $14,504,505   $12,688,808
                                                  ===========   ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method for the nine months ended March 31, 2000 and 1999, before the extraordinary loss of $98,500 related to UCV , L.P. in 1999:

                                               2000          1999
                                            ---------     ---------
        UCV, L.P.                           $ 346,868     $ 362,386
        Vail Ranch Limited Partnership        (58,000)      (30,000)
                                            ---------     ---------
                                            $ 288,868     $ 332,386
                                            =========     =========

     The following is a summary of distributions received from investees:

                                               2000         1999
                                           -----------   ----------
        UCV, L.P.                          $ 2,122,500   $  533,500
        Vail Ranch Limited Partnership             --       646,171
                                           -----------   ----------
                                           $ 2,122,500   $1,179,671
                                           ===========   ==========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the nine-month periods ended December 31, 1999 and 1998 are as follows:

                                                1999         1998
                                             ----------   ----------
          Revenues .......................   $3,589,000   $3,460,000
          Operating and general and
            administrative costs .........    1,262,000    1,142,000
          Depreciation ...................       20,000       21,000
          Interest expense ...............    1,613,000    1,572,000
          Income before extraordinary item      694,000      725,000
          Extraordinary loss from early ..         --        197,000
          extinguishment of debt
          Net income .....................      694,000      528,000

     On October 14, 1999, UCV increased the loan amount and modified its existing long-term loan agreement. The loan amount was increased from $25,000,000 to $29,450,000 of which the lender is holding back $410,510 for capital replacements. The interest rate on the original loan amount is unchanged. The interest rate on the additional loan amount, which is based on the additional loan amount less the hold back for capital replacements, is the greater of ten percent or a base rate plus 4.75 percent (10-5/8% at March 31, 2000). Monthly payments of interest only are due until May 2000, whereupon a monthly payment of principal and interest is due based on a 25-year amortization period. In addition to the monthly payment, UCV will pay a quarterly principal payment to be applied to the additional loan amount equal to fifty percent of UCV's cash flow after debt service and capital replacement expenditures. The loan is due October 15, 2001 but may be extended to October 15, 2002 upon payment of a 1/4 percent loan fee and meeting certain financial criteria. The loan may not be prepaid prior to January 1, 2001. On maturity, a fee of up to $294,500 may be due under certain circumstances. The proceeds of the additional loan of $4,039,490, which is net of the capital replacement hold back, were used to pay loan costs of approximately $125,000 and make distributions to partners of which the Company received $1,757,000.

4. Notes payable:

   On August 24, 1999 and September 25, 1999 the Company borrowed a total of $550,000 on an unsecured note payable from its partner in UCV. Payments of interest only were due monthly at a base rate plus 1 percent (9-1/4%). The loan was paid on October 14, 1999 from the Company's distribution from UCV. On March 31, 2000 the Company borrowed $200,000 on an unsecured note payable from its partner in UCV. The Company borrowed an additional $200,000 in April 2000 and $300,000 in May 2000 pursuant to this loan agreement. Payments of interest only are due monthly at a base rate plus 1 percent (10-1/2% at March 31, 2000).

5. Contingencies:

   (a) RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owns 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company. Once the legal matters described below are resolved, OVPGP is obligated to assign its interest in the 33 acres of land to Old Vail Partners, L.P. (OVP). RCSA and OVGP, Inc., wholly owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in OVP. The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for the last seven years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,338,277 regarding delinquent assessment district payments ($1,678,934) and property taxes ($659,343).

        The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property described below. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief to continue its efforts to negotiate a settlement of the zoning issues and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 based on an agreement with OVPGP. This allows the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On May 12, 2000, OVPGP received a notice that a public sale will take place on June 26, 2000 if delinquent property taxes of $640,806 are not paid by June 23, 2000. OVPGP is attempting to raise private equity or debt to satisfy the County's claims prior to the public sale. OVPGP will continue its efforts to restore the zoning.

        The delinquent principal, interest and penalties ($1,678,934) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,082,196) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at March 31, 2000. In addition, the consolidated balance sheet at March 31, 2000 includes $659,343 of delinquent property taxes and late fees related to the 33-acre parcel.

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

6. Commitments- On February 19, 2000, Penley Sports signed a ten year operating lease agreement, which commenced April 1, 2000, for a 38,025 square foot space to relocate its manufacturing operations. The lease provides for fixed annual minimum rentals in addition to taxes, insurance and maintenance for each of the years ending June 30 as follows: 2000- $46,000, 2001- $221,000, 2002- $228,000, 2003- $234,000, 2004- $241,000,
     2005- $247,000, thereafter- $1,171,000. Commencing April 1, 2005 the lease provides for adjustments to the rent based on increases in a consumer price index, not to exceed six percent. The lease also provides for two options that each extend the lease for an additional five years. The rent for the first year of the first option will be based on a five percent increase over the previous years rent. Subsequent years rent will be adjusted based on increases in the consumer price index.

7. Reclassifications- Certain reclassifications have been made to the prior year financial statements to conform to the classifications used in 2000.

8. Business segment information:

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

   The following is summarized information about the Company's operations by business segment.

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
NINE MONTHS ENDED MARCH 31, 2000:
--------------------------------
Revenues .......................   $ 2,043,672    $   527,593   $      --      $   600,518    $   308,422    $ 3,480,205
Depreciation and amortization...        78,561        104,226          --           69,204         36,913        288,904
Interest expense ...............       107,181        125,020       196,972         10,979         19,367        459,519
Equity in income (loss) of
  investees ....................          --          346,868       (58,000)          --             --          288,868
Loss on sale ...................          --             --            (638)          --             --             (638)
Segment profit (loss) ..........      (350,208)       436,536      (455,426)    (2,078,018)      (297,278)    (2,744,394)
Investment income ..............                                                                                  40,173
Loss from operations
 before extraordinary loss .....                                                                              (2,704,221)

NINE MONTHS ENDED MARCH 31, 1999:
--------------------------------
Revenues .......................   $ 2,111,999    $   462,173    $     --      $   232,242    $   269,870    $ 3,076,284
Depreciation and .amortization..        80,177         99,674          --           64,037         39,282        283,170
Interest expense ...............       111,795         98,880       185,655         17,296         23,252        436,878
Equity in income (loss) of
 investees......................          --          362,386       (30,000)          --             --          332,386
Segment profit (loss) ..........      (203,627)       426,958      (330,510)    (2,122,464)      (326,803)    (2,556,446)
Investment income ..............                                                                                 155,618
Loss from operations
 before extraordinary loss .....                                                                              (2,400,828)

                                      1999         1998
                                  -----------   -----------
Revenues per segment schedule ..  $3,480,205    $3,076,284
Intercompany rent eliminated ...     (48,000)      (46,059)
                                  -----------   -----------
Consolidated revenues             $3,432,205    $3,030,225
                                  ===========   ===========

THREE MONTHS ENDED MARCH 31, 2000:
--------------------------------
Revenues .......................   $   793,718    $   179,403   $      --      $   318,987    $   162,341    $ 1,454,449
Depreciation and amortization...        25,928         35,126          --           23,634         12,264         96,952
Interest expense ...............        35,045         41,592        62,950          3,073          4,373        147,033
Equity in income (loss) of
 investees .....................          --           78,569       (33,000)          --             --           45,569
Segment profit (loss) ..........        (2,892)       111,955      (193,453)      (739,806)       (23,934)      (848,130)
Investment income ..............                                                                                  11,111
Loss from operations
 before extraordinary loss .....                                                                                (837,019)

THREE MONTHS ENDED MARCH 31, 1999:
--------------------------------
Revenues .......................   $   784,665    $   155,397   $      --      $    86 468    $    83,874    $ 1,110,404
Depreciation and amortization...        27,062         34,087          --           21,666         13,175         95,990
Interest expense ...............        42,171         32,862        59,529          5,181          7,235        146,978
Equity in income (loss) of
 investees .....................          --          117,537       (10,000)          --             --          107,537
Segment profit (loss) ..........        33,126        141,402       (99,952)      (735,055)       (99,783)      (760,262)
Investment income ..............                                                                                  10,048
Loss from operations
 before extraordinary loss .....                                                                                (750,214)

                                        2000         1999
                                    -----------   -----------
Revenues per segment schedule ..    $1,454,449    $1,110,404
Intercompany rent eliminated ...       (16,200)      (15,552)
                                    -----------   -----------
Consolidated revenues ..........    $1,438,249    $1,094,852
                                    ===========   ===========

9. Liquidity

   The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets or increases in the sales volume and profitability of its subsidiary, Penley Sports. The consolidated condensed financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
           AND  RESULTS OF OPERATIONS:

                         Liquidity and Capital Resources
                         -------------------------------

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $2,336,785 at March 31, 2000, which is a $2,203,237 increase from the similarly calculated working capital deficit of $133,548 at June 30, 1999. The decrease in working capital is primarily attributable to an increase in the current portion of long-term debt related to a $1,725,999 note payable that matures in August 2000. Cash used by operating activities for the nine months ended March 31, 2000 also reduced working capital, however this was partially offset by distributions received from investees. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                   2000          1999         Change
                                 ----------    ----------    ----------
     Bowling .................   $ (270,000)   $ (121,000)   $ (149,000)
     Rental ..................      199,000       169,000        30,000
     Golf ....................   (2,009,000)   (2,058,000)       49,000
     Development .............     (201,000)     (120,000)      (81,000)
     General corporate expense
       and other .............     (184,000)     (232,000)       48,000
                                 ----------    ----------    ----------
     Cash used by continuing
       operations ............   (2,465,000)   (2,362,000)     (103,000)
     Capital expenditures, net
       of financing .........      (131,000)     (124,000)       (7,000)
     Principal payments on
       long-term debt ........     (211,000)     (196,000)      (15,000)
                                 ----------    ----------    ----------
     Cash used ...............   (2,807,000)   (2,682,000)     (125,000)
                                 ==========    ==========    ==========

     Distributions received
      from investees .........    2,122,000     1,180,000       942,000
                                 ==========    ==========    ==========

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last three years. It has used its share of distributions from investees and proceeds from refinancings and sales of assets to fund these deficits.

As described in Note 5 of the Notes to Consolidated Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel at March 31, 2000 was approximately $1,679,000. The principal balance of the allocated portion of the bonds ($1,384,153 as of March 31, 2000), and delinquent interest and penalties ($1,376,977 as of March 31, 2000) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, accrued property taxes in the consolidated balance sheet include $659,343 of delinquent property taxes and late fees as of March 31, 2000. The Company estimates the value of this land is approximately $4,000,000 to $5,000,000 if the property was zoned "commercial". This value is in addition to the non-delinquent portion of the assessment district obligation ($1,082,196 at March 31, 2000) that a buyer would assume. However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action. The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action is the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief to continue its efforts to negotiate a settlement of the zoning issues and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 based on an agreement with OVPGP. This allows the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On May 12, 2000, OVPGP received a notice that a public sale will take place on June 26, 2000 if delinquent property taxes of $640,806 are not paid by June 23, 2000. OVPGP is attempting to raise private equity or debt to satisfy the County's claims prior to the public sale. OVPGP will continue its efforts to restore the zoning. As a result of the judgment and the down-zoning of the property, the recoverability of the remaining $1,458,185 carrying value of this property is uncertain.

As described in Note 3 of the Notes to Consolidated Financial Statements, on October 14, 1999, UCV borrowed additional funds from its existing lender pursuant to a modification of its long-term note payable. The proceeds of the additional financing, after loan costs, were used to make approximately
$3,700,000  of  distributions  to the  partners  in UCV,  of which  the  Company received $1,757,000, and establish working capital for UCV's additional redevelopment planning costs. Management estimates that the debt service (principal and interest) for UCV's additional borrowing will be approximately $800,000 annually.

A $1,725,999 note payable collateralized by the real property underlying one of the bowling centers matures in August 2000 and the lender has notified the Company that it will not extend the due date. The Company is uncertain whether it will be successful in obtaining financing to refinance the property. The Company is currently evaluating alternatives, including selling the property for the purpose of paying the note payable. The carrying value of the property at March 31, 2000 was approximately $1,566,000.

Excluding the amounts due for the delinquent property taxes ($641,000) on the undeveloped land in Temecula, and the estimated costs to construct tenant improvements and purchase additional equipment at the new factory for Penley Sports ($350,000 to $450,000), management estimates negative cash flow of $200,000 to $400,000 for the remaining quarter of the year ending June 30, 2000 from operating activities after adding the proceeds of additional advances from short term borrowings in April and May 2000 and deducting normal capital expenditures and principal payments on notes payable. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating other sources of working capital from private equity or loans, the sale of undeveloped land in Temecula, the sale of its office building, or obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

               "SAFEHARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995
               ---------------------------------------------------

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

                             RESULTS OF OPERATIONS
                             ---------------------

The following is a summary of the changes in the results of operations of the nine and three-month periods ended March 31, 2000 to the same period in 1999 and a discussion of the significant changes:

Nine months ended March 31, 2000 versus 1999:
-----------------------------------------------

                                                  Rental    Real Estate               Unallocated
                                      Bowling    Operation  Development     Golf       And Other     Totals
                                    ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $ (68,327)   $  65,420   $    --      $ 368,276    $  38,552    $ 403,921
 Costs ..........................      72,363        3,632      67,961      232,984         --        376,940
 SG&A-direct ....................       3,269         --          --         76,996       62,133      142,398
 SG&A-allocated .................       8,852        6,000      17,000       15,000      (46,852)        --
 Depreciation and amortization ..      (1,616)       4,552        --          5,167       (2,369)       5,734
 Interest expense ...............      (4,614)      26,140      11,317       (6,317)      (3,885)      22,641
 Equity in investees ............        --        (15,518)    (28,000)        --           --        (43,518)
 Loss on sale ...................        --           --          (638)        --           --           (638)
 Segment profit (loss) ..........    (146,581)       9,578    (124,916)      44,446       29,525     (187,948)
 Investment income ..............                                                                    (115,445)
 Loss from operations before
    extraordinary loss ..........                                                                    (303,393)

Three months ended March 31, 2000 versus 1999:
-----------------------------------------------

                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $   9,053  $    24,006        --      $ 232,519    $  78,467    $ 344,045
 Costs ..........................      40,621        2,716      62,080      122,803         --        228,220
 SG&A-direct ....................      11,568         --          --        115,607       13,533      140,708
 SG&A-allocated .................       1,142        2,000       5,000       (1,000)      (7,142)        --
 Depreciation and amortization ..      (1,134)       1,039        --          1,968         (911)         962
 Interest expense ...............      (7,126)       8,730       3,421       (2,108)      (2,862)          55
 Equity in investees ............        --        (38,968)    (23,000)        --           --        (61,968)
 Segment profit (loss) ..........     (36,018)     (29,447)    (93,501)      (4,751)      75,849      (87,868)
 Investment income ..............                                                                       1,063
 Loss from operations before
    extraordinary loss ..........                                                                     (86,805)

   Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $1,941 and $648 for the nine and three month periods respectively.

BOWLING OPERATIONS:
-------------------
Bowling revenues decreased by 3% in the nine month period and increased 1% in the three month period. The number of league games bowled continued to decrease at each of the bowling centers by approximately 20% for each of the periods. This decrease is being partially offset by an increase in open-play games bowled. In the three month period ended March 31, 2000 the increase in open play and food and beverage income at one of the bowling centers exceeded the decrease of revenue from league play. This bowling center is located in a shopping center that just completed a major renovation and "reopened" with two major retail stores. As a result, the bowling center has experienced a significant increase in open play since the "reopening". Although management forecasts continued increases in open play at the bowling center, the amount of the increase and how long it will continue is uncertain.

Bowl costs increased by 5% and 8% in the nine and three month periods, respectively, primarily due to due to increases in supplies and maintenance expenses. Most of the increase in maintenance expenses related to lane resurfacing or painting the exterior of a building, which are not indicative of a trend of increases in expenses to be annualized. Direct selling, general and administrative expense increased by 8% in the three month period primarily due to increased advertising expense related to one of the bowling centers participating in a joint cable television advertising program. There was no significant change in this category of expense for the nine month period.

RENTAL OPERATIONS:
------------------
Rental revenues increased approximately 15% and 17% in the nine and three month periods, respectively, primarily due to a 14% increase in the average rental rate at the Company's office building. Interest expense increased due to a refinancing in May 1999 which increased long-term debt associated with the rental segment by approximately $827,000.

The equity in income of UCV decreased in the three and nine month periods primarily due to an increase in UCV's interest expense ($41,000 and $126,000 in the nine and three month periods, respectively). The increase related to the $4,039,490 additional advance UCV borrowed from its lender on October 14, 1999. The increased interest expense from that date to December 31, 1999 was partially offset by the decreased interest expense from April 1, 1999 to October 14, 1999 because of a decrease in the interest rate from a prior financing in May 1998. Otherwise, UCV's rents increased by 4% and 6% in the nine and three month periods, respectively and expenses increased 10% and 4% in the nine and three month periods, respectively. The increase in expenses related primarily to increases in water and maintenance expenses. Management believes the increases in revenues and expenses are indicative of a trend for the remainder of the fiscal year.

REAL ESTATE DEVELOPMENT OPERATIONS:
-----------------------------------
Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by OVPGP. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of OVPGP.

GOLF OPERATIONS:
----------------
Sales during the periods ended March 31, 2000 and 1999 were small because Penley has not yet developed significant sales with golf club manufacturers or distributors. The sales were principally to custom golf shops during the first two quarters of the year. During the third quarter ended March 31, 2000, Penley commenced sales to two of the largest golf component distributors. Most of the increase in sales in the three month and nine month periods ended March 31, 2000 related to sales to these distributors.

Operating expenses of the golf segment consisted of the following in 2000 and 1999:
                                    Three Months           Nine Months
                                 -------------------   -------------------
                                   2000       1999       2000       1999
                                 --------   --------   ---------   --------
    Costs of goods sold and
        manufacturing overhead   $367,000   $234,000   $ 841,000   $ 633,000
    Research & development ...     55,000     65,000     186,000     161,000
                                 --------   --------   ---------   ---------
         Total golf costs ....    422,000    299,000   1,027,000     794,000
                                 ========   ========   =========   =========

    Marketing & promotion ....    493,000    404,000   1,245,000   1,173,000
    Administrative-direct ....     53,000     26,000     115,000     110,000
                                 --------   --------   ---------   ---------
         Total SG&A-direct ...    546,000    430,000   1,360,000   1,283,000
                                 ========   ========   =========   =========

    Allocated corporate costs      64,000     65,000     211,000     196,000
                                 ========   ========   =========   =========

Total golf costs increased primarily due to an increase in the amount of cost of goods sold related to increased sales, an increase in the cost of prototype shafts developed during the periods, and an increase in the payroll for research and development. Marketing and promotion expenses increased during the three and nine month periods ended March 31, 2000 primarily due increases in player sponsorship costs and promotional goods.

UNALLOCATED AND OTHER:
----------------------
Other revenues decreased in the nine and three month periods primarily due to an increase in leasing commission income. The increase in leasing commission income is not indicative of a trend for the year.

Selling, general and administrative expense increased in the nine and three month periods because of increased payroll costs in 2000. This increase in the corporate segment expenses resulted in an increase in the costs allocated to the business segments.

Investment income decreased in the nine month period ended March 31, 2000 primarily due to discontinuing the accrual of interest income on the note receivable from shareholder effective December 31, 1998 (decrease of $104,000).

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents principal maturities and related weighted average interest rates of the Company's fixed rate and variable rate debt for the fiscal years ended June 30.

                          2000          2001         2002      2003        2004      Thereafter        Total
                       ---------    -----------    --------   --------   --------    -----------    -----------
  Fixed rate debt ..   $  54,000    $ 1,796,000    $ 39,000   $ 21,000   $ 22,000    $ 1,879,000    $ 3,811,000
  Weighted average
     interest rate .       8.2%           8.2%        8.2%       8.2%       8.2%           8.2%           8.2%

  Variable rate debt   $ 219,000    $    78,000    $  6,000       --          --             --      $  303,000
  Weighted average
     interest rate .      11.1%          11.8%       11.8%        --          --             --           11.8%

The amounts for 2000 relate to the three months ending June 30, 2000.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of approximately $29,040,000 after the additional advances under the loan agreement on October 14, 1999 for which the weighted average interest rate was 7.2 percent. The principal maturities for each of UCV's fiscal years ending March 31 is: 2000- $230,000; 2001- $609,000; 2002- $28,201,000; and $29,040,000 in total.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II

                                OTHER INFORMATION

ITEM 1. Legal Proceedings

        As of March 31, 2000, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 1999.

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


     Date:   May 19, 2000
            ---------------


     By:/s/ Steven R. Whitman
        ---------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: May 19, 2000
           ------------