Form 10-K405
period 2000-06-30
SPORTS ARENAS INC
filed 2000-10-13
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 2000
                     ---------------------------------------

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________________ to ______________

                   Commission File Number 0-2380

                               SPORTS ARENAS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                  13-1944249
                 -------------------       -------------------
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
Yes  X       No
   ----        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 20, 2000 was $163,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 20, 2000 was 27,250,000.

Documents Incorporated by Reference - None.
                                      ----

                                     PART I

ITEM I.  BUSINESS
-----------------
General Development and Narrative Description of Business
---------------------------------------------------------
     Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates two bowling centers, an apartment project (50% owned), one office building, a graphite golf shaft manufacturer, and undeveloped land. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 5230 Carroll Canyon Road, San Diego, California. Overall, the Company and its consolidated subsidiaries has 105 employees. The following is a summary of the revenues of each segment, excluding construction, stated as a percentage of total revenues for each of the last three years:

                                  2000    1999    1998
                                  ----    ----    ----
  Bowling ....................     56      68      74
  Real estate operations .....     13      15      13
  Real estate development ....     --      --      --
  Golf .......................     23       9       6
  Other ......................      8       8       7

(1) Bowling Centers
-------------------
The Company's wholly owned subsidiary, Cabrillo Lanes, Inc.(the "Bowls"), operates two bowling centers containing 110 lanes in San Diego, California. These two centers were purchased in August 1993.

The bowling centers' operations include food and beverage facilities and coin operated video and other games. The revenues from these activities have averaged 32 percent of total bowling related revenues for the last three fiscal years. The bowling centers operate the food and beverage operations, which includes sale of beer, wine and mixed drinks, at all of its bowling centers. The Company receives a negotiated percentage of the gross revenues from the coin operated video games. Both of the bowling centers include pro shops, which are leased to independent operators for nominal amounts. Both of the centers also have day care facilities, which are provided free of charge to the bowlers. Both of the bowling centers have automatic score-keeping and one has a computerized cash control system.

On average, 39 percent of the games bowled are by bowling leagues that enter into league reservation agreements to use a specified number of lanes at a specified time and day for a specified period of weeks. On average, the league reservation agreements are for 35 weeks for the winter season (September through April) and 15 weeks for the summer season (May through August). League revenues for September through April average 75 percent of league revenues annually. Approximately 69 percent of all bowling related revenues are generated in the months of September through April.

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

At June 30, 2000, both bowling centers were licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The two bowling centers employ approximately 60 people.

(2) Real Estate  Development
----------------------------
The Company, through its subsidiaries (see Item 2. Properties (b) Real Estate Development for ownership), has ownership interests in a 33 acre parcel and a 13 acre parcel of partially developed land in Temecula, California (Riverside County).

In September 1994, Vail Ranch Limited Partnership (VRLP) was formed as a partnership between Old Vail Partners, L.P., a California limited partnership,
(OVP), a subsidiary of the Company, and Landgrant Corporation (Landgrant) to develop a 32 acre parcel of land of which 27 acres was developable. Landgrant is not affiliated with the Company. VRLP completed construction of a community shopping center on 10 acres of land in May 1997 and sold approximately 3.6 partially improved acres in the year ended June 30, 1997 and .59 partially improved acres during the year ended June 30, 1998 to unaffiliated purchasers for cash of $2,365,000 and $400,000, respectively. The cash proceeds from these sales were applied to reduce the construction loan balance. On January 2, 1998, VRLP sold the shopping center to New Plan Excel Realty Trust, Inc. (Excel) for $9,500,000 cash. On August 7, 1998, VRLP entered into a an operating agreement (Agreement) with ERT Development Corporation (ERT), an affiliate of Excel, to form Temecula Creek, LLC, a California limited liability company (TC). TC was formed for the purpose of developing, constructing and operating the remaining 13 acres of land as part of the community shopping center in Temecula, California. VRLP contributed the 13 acres of land to TC and TC assumed the balance of the assessment district obligation payable. For purposes of maintaining capital account balances in calculating distributions, VRLP's contribution, net of the liability assumed by TC, was valued at $2,000,000. ERT contributed $1,000,000 cash which was immediately distributed by TC to VRLP. VRLP, which is the managing member, and ERT are each 50 percent members. ERT also advanced approximately $220,000 to TC to reimburse VRLP for certain predevelopment costs incurred by VRLP for the 13 acres. The Agreement provides that ERT will advance funds to fund predevelopment costs, other than property taxes and assessment district costs. Each member is required to advance 50 percent of the property taxes and assessment district costs as they become due (approximately $163,000 annually). In July 2000, TC completed development of the first phase of the shopping center consisting of 60,229 square feet of space (of which 56,307 square feet is currently leased) on approximately 7 acres of land. TC is currently in the process of obtaining construction financing to construct an additional 50,032 square feet of shopping center space on the remaining 6 acres of land.

As of June 30, 1999, Old Vail Partners, a California general partnership, (OVPGP), a subsidiary of the Company, owns a 33 acre parcel which was designated as commercially-zoned, however, the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings for description).

OVPGP has not paid property taxes or annual payments for a county assessment district obligation for over eight years related to 33 acres currently owned by OVPGP, other than the $330,000 payment noted below that was made on June 22, 2000. On March 18, 1997, the County of Riverside (the County) sold a 7-acre parcel that had been owned by OVPGP at public-sale for delinquent property taxes totaling $22,770 and the buyer assumed the delinquent assessment district obligation of $171,672. OVPGP has no continuing obligation from this sale. The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action was the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described in Item 3. Legal Proceedings, and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 with the concurrence of OVPGP. This dismissal allows the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally schedule for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001

OVPGP has applied to the City of Temecula for approval of a development plan which includes a combination of multi-family and commercial uses. If this plan is approved or the zoning is otherwise restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.

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

As of June 30, 1999, Downtown Properties, Inc. (Downtown), a wholly-owned subsidiary of the Company, owned undeveloped land in Missouri. The land was sold on September 7, 1999 for $215,000, less selling expenses of $24,638.

(3) Commercial Real Estate Rental
---------------------------------
Real estate rental operations consist of one office building in the Sorrento Mesa area of San Diego, California, a sublessor interest in land leased to condominium owners in Palm Springs, California, and a 50 percent ownership interest in a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly-owned subsidiary of the Company, owns a 36,000 square foot office building in the Sorrento Mesa area of San Diego, California. The building was originally acquired in 1984 by 5230, Ltd., which was 75 percent owned as a limited and general partner by Sports Arenas Properties, Inc. (SAPI), a wholly-owned subsidiary of the Company. The Company occupies approximately 14 percent of the office building.

The following is a schedule of selected operating information over the last five years:
                                2000     1999     1998      1997     1996
                                ----     ----     ----      ----     ----
    Occupancy................    99%      99%      97%       98%      92%
    Average monthly
      rent/square foot.......   $1.11    $.98     $.86      $.87     $.88
    Real property tax........ $19,000  $19,000  $18,000   $17,000  $17,000
    Real Property tax rate...   1.12%    1.12%    1.12%     1.12%    1.12%

On September 28, 2000 the Company agreed to sell the office building for $3,725,000. The sale is contingent on the results of the buyers 10 day due diligence period and the existing lender's approval of the buyer assuming the loan (balance of $1,957,592 as of June 30, 2000) related to the office building. Once the sale is completed, the Company plans to relocate its corporate offices into the facilities leased by Penley Sports, LLC., as noted below.

DPDC is also the lessee of 15 acres of land in the Palm Springs, California area under a ground lease expiring in September 2043. The land is subleased to owners of condominium units which were constructed on the property in 1982. The development was originally planned by DPDC and then sold to another developer, but DPDC retained the rights to the subleases. The subleases also expire in September 2043. The master lease provides for the payment of rent equal to the greater of a minimum rent, which is adjusted for increases in the consumer price index every five years, or 85 percent of the rents collected on the subleases, which are also adjusted for increases in the consumer price index every five years.

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
                            2000      1999      1998      1997      1996
                            ----      ----      ----      ----      ----
  Occupancy.............     99%       99%       99%       98%       97%
  Average monthly
   rent/unit............    $728      $694      $675      $662      $648
  Real property tax.....  $112,000  $110,000  $108,000  $107,000  $105,000
  Real Property tax rate    1.12%     1.12%     1.12%     1.12%     1.12%

(4) Golf Shaft  Manufacturer
----------------------------
On January 22, 1997, the Company purchased the assets of the Power Sports Group doing business as Penley Power Shaft (PPS) and formed Penley Sports, LLC (Penley) with the Company as a 90 percent managing member and Carter Penley as a 10 percent member. PPS was a manufacturer of graphite golf shafts that primarily sold its shafts to custom golf shops. PPS's sales had averaged approximately $375,000 in calendar 1995 and 1996. PPS marketed its shafts in limited quantities through phone contact and trade magazine advertisements directed at golf shops. Although PPS's manufacturing process was not automated, it had developed a good reputation in the golf industry as a manufacturer of high performance golf shafts, in addition to maintaining relationships with the custom golf shops. Penley's plans are to market its products to golf club manufacturers and golf club component distributors. To compliment the program of marketing to higher volume purchasers, Penley purchased approximately $1,077,000 of equipment since January 22, 1997 to automate some of the production processes. Additionally, in June 2000 Penley moved from its 8,559 square foot facility into a 38,025 square foot facility, of which approximately 10,000 square feet will be subleased to another tenant for a one to two year period.

Until January 2000, Penley's sales were principally to custom golf shops where the orders are for 2 to 10 shafts per order at prices averaging $18 per shaft. In January 2000, Penley commenced sales to two of the largest golf component distributors. As a result of the sales to these two distributors and other small golf club manufacturers, golf shaft sales increased by $735,654 in the year ended June 30, 2000. Penley currently has products in testing by several large golf club manufacturers. However, there can be no assurances that the Penley will be able to enter into any significant sales contracts or that, if it does, the contracts will be profitable to Penley.

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

The primary raw material used in all of Penley's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Due to low production levels, Penley currently purchases most of its graphite prepreg from one supplier. There are numerous alternative suppliers of graphite prepreg. Although Management believes that it will be able to establish relationships with other graphite prepreg suppliers to ensure sufficient supplies of the material at competitive pricing as production increases, there can be no assurances the unforeseen difficulties will not occur that could lead to interruptions and delays to Penley's production process.

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

Penley currently has one patent and two other patents pending and several copyrighted trademarks and logos. Although Management believes these items are of value to the business and Penley will protect them to the fullest extent possible, Management does not believe these items are critical to Penley's ability to develop business with the golf club manufacturers.

Penley currently has approximately 35 full and part-time employees.

Due to Penley's low sales volume, there is currently no impact from the seasonality of sales (expected to be from April through September), no significant backlog of sales orders, or customer concentration (based on consolidated revenues).

(b)  Industry  Segment  Information:
------------------------------------
See Note 11 of Notes to Consolidated FinancialStatements for required industry segment financial information.

ITEM 2. Properties
------------------
 (a)  Bowling Centers:
 -------------------
The Company's two bowling centers occupy the following facilities:
       Name             Location          Size      Expiration Date of Lease
    -----------  ---------------------  --------  -----------------------------
    Grove Bowl   San Diego, California  60 lanes  June 2003- options to 2018
    Valley Bowl  San Diego, California  50 lanes  October 2003- options to 2013

The Grove Bowl occupies its facility pursuant to a long-term operating lease described in Note 8(a) to the Notes to Consolidated Financial Statements. The Valley Bowl real estate is owned by Bowling Properties, Inc., a wholly-owned subsidiary of the Company and is collateral for a $1,680,920 note payable. The property was purchased in November 1993 from an unaffiliated third party in conjunction with the acquisition of the bowling center in August 1993.

 (b)  Real Estate Development:
  ----------------------------
As of June 30, 1999, Downtown Properties Inc. (DPI), a wholly-owned subsidiary of the Company, owned 507 acres of undeveloped land in Lake of the Ozarks, Missouri. The land was collateral for a $75,927 bank loan (first deed of trust). On September 7, 1999 the property was sold to a third party for $215,000 cash, less selling expenses of $24,638, and the loan was paid from the proceeds.

RCSA Holdings, Inc. (RCSA) and OVGP, Inc., wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP), which owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). As described in Note 6(c) of Notes to Consolidated Financial Statements, the other partner in OVP is entitled to 50 percent of the cash distributions from OVP, not to exceed $2,450,000, of which $500,000 has been paid as of June 30, 2000.

RCSA and DPI are the general partners of Old Vail Partners (OVPGP), a California general partnership, which owns 33 acres of unimproved land in Temecula, California. OVPGP is obligated to contribute the land to OVP once the litigation regarding the zoning is settled (see below).

The 33 acres of land owned by OVPGP as of June 30, 2000 are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The principal balance of the allocated portion of the bonds is $1,384,153. The annual payments (due in semiannual installments) related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP is delinquent in the payment of property taxes and assessments for over the last eight years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,132,421 regarding delinquents assessment district payments ($1,776,243) and property taxes ($356,178).

The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999, OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action was the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described in Item 3. Legal Proceedings, and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 with the concurrence of OVPGP. This dismissal allows the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally schedule for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001.

OVPGP has applied to the City of Temecula for approval of a development plan which includes a combination of multi-family and commercial uses. If this plan is approved or the zoning is otherwise restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.

The 33-acre parcel is subject to an action that essentially down-zones the property to a lower use and, if successful, may significantly impair the value of the property. The Company is contesting this action (see Item 3. Legal Proceedings for description).

 (c)  Real Estate Operations:
  ---------------------------
UCVGP, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owns a 542-unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for a $28,262,022 note payable by the partnership as of June 30, 2000.

DPDC owns an approximate 36,000 square foot office building located in San Diego, California, which was constructed in 1983. As of June 30, 2000, the property is collateral for a $1,957,592 note payable. On September 28, 2000 the Company agreed to sell the office building for $3,725,000. The sale is contingent on the results of the buyers day due diligence period and the existing lender's approval of the buyer assuming the loan (balance of $1,957,592 as of June 30, 2000) related to the office building.

DPDC is the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land is subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043.

 (d)  Golf Operations:
  --------------------
Penley Sports, LLC leases 38,025 square feet of industrial space in San Diego, California pursuant to a lease that expires in March 31 2010 with options to March 31, 2020. Penley is attempting to sublease approximately 10,000 square feet to a third party for approximately one to two years.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
At June 30, 2000, except as noted below, the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.

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

ITEM 4. Submissions of Matters to a Vote of Security Holders:     NONE
------------------------------------------------------------

                                     PART II
                                     -------
ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

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
                                   2000          1999
                              ------------   ------------
                               High   Low     High   Low
                              -----  -----   -----  -----
           First Quarter....  $ .02  $ .02   $ .05  $ .02
           Second Quarter...  $ .02  $ .02   $ .03  $ .02
           Third Quarter....  $ .05  $ .02   $ .02  $ .02
           Fourth Quarter...  $ .06  $ .02   $ .02  $ .02

  (b) The number of holders of record of the common stock of the Company as of September 20, 2000 is approximately 4,300. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

  (c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.

ITEM 6.  Selected Consolidated Financial Data (Not covered by Independent
-------------------------------------------------------------------------
Auditors' Report)
-----------------

                                                           Year Ended June 30,
                                 ----------------------------------------------------------------------------
                                     2000            1999            1998            1997            1996
                                 ------------    ------------    ------------    ------------    ------------
Revenues .....................   $  4,839,286    $  4,097,090    $  3,813,751    $  3,951,286    $  8,146,209
Loss from operations .........     (3,424,495)     (3,654,212)     (2,603,065)     (4,327,225)       (817,648)
Income (loss) from
 continuing operations .......     (3,625,063)     (3,501,933)       (895,524)     (3,347,008)        517,311
Basic and diluted income
 (loss) per common share
 from continuing operations ..        (.13)           (.13)           (.03)           (.12)            .02
Total assets .................      6,601,236       6,998,820       9,448,653       9,933,755      16,445,081
Long-term debt, excluding
 current portion .............      1,967,169       3,911,694       3,287,783       4,061,987       4,387,259

See Notes 4(b), 6(c), and 12 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

ITEM 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
         and Results of Operations.
         --------------------------

                         Liquidity and Capital Resources
                         -------------------------------
Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $3,640,645 at June 30, 2000, which is a $3,507,097 increase from the similarly calculated working capital deficit of $133,548 at June 30, 1999. Working capital decreased primarily from $3,252,822 of cash used by operations after capital expenditures and debt service. This use of funds was partially offset by $2,193,000 of distributions received from investees and $190,000 of proceeds from sale of assets. Working capital also decreased due to a $1,585,000 increase in current portion of long-term debt related to a note that matures on December 31, 2000.

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last several years. It has used its share of distributions from investees and proceeds from real estate and bowling center sales to fund these deficits.

The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:
                                            2000         1999         1998
                                        -----------   ----------   ----------
    Bowling ...........................  $ (356,000)  $ (157,000)  $ (173,000)
    Rental ............................     219,000      207,000      164,000
    Golf ..............................  (2,652,000)  (2,587,000)  (2,027,000)
    Development .......................    (246,000)    (215,000)    (164,000)
    General corporate expense and other    (217,000)    (257,000)    (166,000)
                                        -----------  -----------  -----------
    Cash provided (used) by continuing
      operations ......................  (3,252,000)  (3,009,000)  (2,366,000)
    Capital expenditures, net of
      financing ......................     (446,000)    (148,000)    (322,000)
    Discontinued operations ..........         --           --        (24,000)
    Principal payments on
      long-term debt .................     (360,000)    (262,000)    (935,000)
                                        -----------  -----------  -----------
    Cash used                           ( 4,058,000) ( 3,419,000) ( 3,647,000)
                                        ===========  ===========  ===========
    Distributions received from
      investees ......................    2,193,000    1,420,000    4,259,000
                                        ===========  ===========  ===========
    Contributions to investees .......      (43,000)        --           --
                                        ===========  ===========  ===========
    Proceeds from sale of assets .....      190,000         --         57,000
                                        ===========  ===========  ===========

Other than distributions of $2,000,000 received in May 1998 and $1,757,000 received in October 1999 from the proceeds of UCV's long term debt, the cash distributions the Company received from UCV during the last three years were the Company's proportionate share of distributions from UCV's results of operations.

The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $14,498,208 at June 30, 2000. Although this amount is presented in the liability section of the balance sheet, the Company has no liability to repay the distributions in excess of basis in UCV. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeded its liabilities by $14,000,000-$17,000,000 as of June 30, 2000. UCV is currently evaluating the feasibility of redeveloping the apartment project from 542 units to approximately 1,100 units.

At June 30, 2000, the Company owned a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which is a 50 percent partner in Temecula Creek, LLC (TC),a limited liability company, the other member of which is ERT Development Corporation (an affiliate of Excel). In July 2000, TC completed development of the first phase of a shopping center consisting of 60,229 square feet of space (of which 56,307 square feet is currently leased) on approximately 7 acres of land. TC is currently in the process of obtaining construction financing to construct an additional 50,032 square feet of shopping center space on the remaining 6 acres of land. The Company estimates that the value of the Company's 60 percent interest in VRLP at June 30, 2000 is approximately $1,000,000 to $1,500,000.

As described in Note 4(b) of the Notes to Consolidated Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel at June 30, 2000 was approximately $1,776,000 ($1,456,000 at June 30, 1999). The principal balance of the allocated portion of the bonds ($1,384,153 as of June 30, 2000 and 1999), and delinquent interest and penalties ($1,447,027 as of June 30, 2000 and
$1,181,026 as of June 30, 1999) are classified as "Assessment district obligation- in default" in the consolidated balance sheets. In addition, the consolidated balance sheets include $356,178 of delinquent property taxes and late fees as of June 30, 2000 ($582,859 as of June 30, 1999). The Company estimates the value of this land is approximately $4,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula has adopted a general development plan as a means of down-zoning the property to a lower use and, if  successful,  may  significantly  impair the value of the property.  The
Company is contesting this action (see Item 3. Legal Proceedings for description). The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action was the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described below, and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 with the concurrence of OVPGP. This dismissal allows the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally schedule for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of the property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001.

OVPGP has applied to the City of Temecula for approval of a development plan which includes a combination of multi-family and commercial uses. If this plan is approved or the zoning is otherwise restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.

On September 28, 2000 the Company agreed to sell the office building for $3,725,000. The sale is contingent on the results of the buyers 10 day due diligence period and the existing lender's approval of the buyer assuming the loan (balance of $1,957,592 as of June 30, 2000) related to the office building.

The Company is expecting a $1,700,000 cash flow deficit in the year ending June 30, 2001 from operating activities after estimated distributions from UCV, estimated proceeds from the sale of the office building, estimated capital expenditures ($422,000) and scheduled principal payments on short-term and long-term debt. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations.

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

                          New Accounting Pronouncements
                          -----------------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No 101B (SAB 101B), Revenue Recognition in Financial Statements. The Company will be required to adopt SAB 101B effective in the fourth quarter of the year ending June 30, 2001. SAB 101B requires, among other things, that license and other up-front fees be recognized over the term of the agreement unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this to have a material impact on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------
The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30:

                          2001          2002         2003       2004       2005      Thereafter        Total
                       ---------    -----------    --------   --------   --------    -----------    -----------
  Fixed rate debt ..   $  115,000   $    39,000    $ 21,000   $ 22,000   $ 24,000    $ 1,854,000    $ 2,075,000
  Weighted average
     interest rate .       8.2%           8.2%        8.2%       8.2%       8.2%           8.2%           8.2%

  Variable rate debt   $3,109,000   $     6,000        --         --          --             --      $3,115,000
  Weighted average
     interest rate .      10.0%          11.8%         --         --          --             --           10.0%

The variable rate debt includes a $1,350,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2001.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $29,039,000 as of March 31, 2000 for which the interest rate is 9.0 percent. The principal cash flows for each of UCV's fiscal years ending March 31 is: 2001- $660,000; 2002- $28,432,000; and $29,039,000 in total.

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

The following is a summary of the changes to the components of the segments in the years ended June 30, 2000 and 1999:

                                                  Rental    Real Estate               Unallocated
                                      Bowling    Operation  Development     Golf       And Other     Totals
                                    ---------    ---------   ---------    ---------    ---------    ---------
YEAR ENDED JUNE 30, 2000
------------------------
 Revenues .......................   $(110,638)   $  76,477   $    --      $ 735,654    $  43,388    $ 744,881
 Costs ..........................     113,520       30,332      44,661      629,528         --        818,041
 SG&A-direct ....................     (37,195)        --          --        107,880     (326,384)    (255,699)
 SG&A-allocated .................      18,508        5,000      (7,000)      73,000      (89,508)        --
 Depreciation and amortization ..      (4,497)         835        --         11,349       (2,162)       5,525
 Impairment losses ..............        --           --       (90,629)        --         37,926      (52,703)
 Interest expense ...............      (6,329)      29,437      15,049       (8,540)      12,090       41,707
 Equity in income (loss)
  of investees ..................        --        (79,293)   (114,880)        --           --       (194,173)
 Segment profit (loss) ..........    (194,645)     (68,420)    (76,961)     (77,563)      411,426      (6,163)
 Investment income ..............                                                                    (116,967)
 Loss from continuing operations.                                                                    (123,130)

                                                  Rental    Real Estate               Unallocated
                                      Bowling    Operation  Development     Golf       And Other     Totals
                                    ---------    ---------   ---------    ---------    ---------    ---------
YEAR ENDED JUNE 30, 1999
------------------------
 Revenues .......................   $  (6,918)   $  72,676  $     --     $  142,167   $   77,781   $   285,706
 Costs ..........................     (44,885)      22,615      24,276      254,521         --         256,527
 SG&A-direct ....................      71,254         --          --        396,251      630,681     1,098,186
 SG&A-allocated .................         537        3,000      27,000       60,000      (41,537)       49,000
 Depreciation and amortization ..    (179,725)      12,985        --          6,879        2,372      (157,489)
 Impairment losses ..............        --           --      (389,371)        --           --        (389,371)
 Interest expense ...............     (59,929)       3,954      22,937       (7,713)     (67,044)     (107,795)
 Equity in income (loss)
  of investees ..................        --        173,592  (1,395,256)        --           --      (1,221,664)
 Gain (loss) on disposition .....        --           --          --           --        (716,025)    (716,025)
 Segment profit (loss) ..........     205,830      203,714  (1,080,098)    (567,771)   (1,162,716)  (2,401,041)
 Investment income ..............                                                                     (205,368)
 Loss from continuing operations.                                                                   (2,606,409)

BOWLING OPERATIONS:
-------------------
                                  2000 vs. 1999
                                  -------------
Bowling revenues decreased by 4 percent. The number of league games bowled continued to decrease at each of the bowling centers by approximately 15% (54,000 games in total). This decrease is being partially offset by an increase in the open-play games bowled at one of the bowling centers (18,000). One of the bowling centers is located in a shopping center that just completed a major renovation and "reopened" in April 2000 with two major retail stores. As a result, the bowling center has experienced a significant increase in open play since the "reopening". Although management forecasts continued increases in open play at the bowling center, the amount of the increase and how long it will continue is uncertain.

Bowl costs increased by 6% primarily due to due to a $76,000 increase in supplies and maintenance expenses. Approximately $46,000 of the increase in maintenance expenses related to lane resurfacing or painting the exterior of a building, which are not indicative of a trend of increases in expenses to be annualized. There was no significant change in selling, general and administrative expenses.

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

RENTAL OPERATIONS
-----------------
Rental revenues increased in 2000 and 1999 primarily to the continued increases in the rental rates at the office building. The vacancy rate for the office building was 3%, 1% and 1% for 1998, 1999 and 2000, respectively. The average monthly rent per square foot was $.86, $.98, and $1.11 for 1998, 1999 and 2000, respectively. The Company is currently leasing space to new tenants and renewing existing leases at monthly rates ranging from $1.40-$1.50 per square foot.

Rental costs increased in 2000 primarily due to the increase in the minimum rent that is paid for the subleasehold interest in Palm Springs. The master lease agreement provides for rent expense equal to the greater of the minimum rent or 85 percent of the rents collected on the subleases. The minimum rent increased from $81,000 to $162,000 annually, which is approximately the amount collected on the subleases. Rental costs increased by $22,615 in 1999 primarily due to termite treatment of the office building that was non-recurring. Interest expense increased in 2000 due to the increase in the loan amount resulting from the refinance of the office building in May 1999.

The equity in income of UCV decreased by $79,000 in 2000 primarily due to increases in interest expense and other costs that were only partially offset by a 4 percent increase in revenues (related to increase in average rental rates). Interest expense increased primarily due to the increase in financing that occurred in October 1999. Costs increased primarily due to an increase in water expense ($60,000) related to increased irrigation of the property. Otherwise, costs increased 6 percent over the prior year. The equity in income of UCV increased by $173,592 in 1999 excluding the equity in the extraordinary loss. The increase in revenues in 1999 was due to a 3% increase in the average rent rates. Depreciation decreased in 1999 because the buildings for UCV became fully depreciated in 1998. UCV refinanced its long-term debt in May of 1998 increasing outstanding debt by $5,166,500 but also decreasing the average interest rate from 10 percent to 7-1/2 percent. The refinance resulted in an extraordinary loss of $197,000 related to a prepayment penalty and the write off of the unamortized loan fees of the previous long-term debt.

The following is a summary of the changes in the operations of UCV, LP in 2000 and 1999 compared to the previous years:
                                           2000        1999
                                        ---------   ---------
    Revenues ........................   $ 202,000   $ 132,000
    Costs ...........................     148,000     (10,000)
    Redevelopment planning costs ....        --       ( 6,000)
    Depreciation ....................     ( 3,000)  ( 147,000)
    Interest and  amortization
      of loan costs .................     216,000     (54,000)
    Income before extraordinary loss     (159,000)    349,000
    Extraordinary loss from
      debt extinguishment ...........    (197,000)    197,000
    Net income ......................      38,000     152,000

Vacancy rates at UCV have averaged 1.1%,1.3% and 1.7% in 1998, 1999 and 2000, respectively.

REAL ESTATE DEVELOPMENT:
------------------------
The real estate development segment consists primarily of OVPGP's operations related to undeveloped land in Temecula, California, and an investment in VRLP. Development costs consist primarily of legal expenses ($104,000 in 2000, $62,000 in 1999, and $67,000 in 1998) related to the litigation regarding the effective down-zoning of the 33 acres of land and property taxes ($106,000 in 2000, $95,000 in 1999, and $89,000 in 1998). OVPGP also incurred expense of $12,000 in 2000 and $19,000 in 1999 to remove two old building structures from the property. Development interest primarily represents the interest portion of the assessment district payments due each year and the interest accrued on the delinquent payments.

The following is a summary of the changes in the operations of VRLP in 2000 and 1999 compared to the previous years:
                                          2000        1999
                                      ----------   ----------
       Revenues ....................  $( 122,000)  $( 508,000)
       Gain on sale ................        --     (3,107,000)
       Operating expenses                 78,000     (447,000)
       Depreciation and amortization        --       (265,000)
       Interest ....................        --      ( 294,000)
       Equity in loss of investee ..     (43,000)      82,000
       Net income (loss)............    (157,000)  (2,691,000)

During the year ended June 30, 1998, VRLP sold the completed shopping center for $9,500,000 and an additional .59 acres of land. As a result, the operating results only reflect shopping center operations for six months in 1998. The remaining 13 acres of undeveloped land were contributed to a limited liability company (Temecula Creek) in August 1998. The agreement provides that the other member will advance funds over the next 12 months to fund predevelopment expenses and obtain financing for the eventual development. However, each of the members is required to advance funds equal to 50 percent of the annual property taxes and assessments ($163,000 annually) until development commences. The operations for 1999 and 2000 reflect the results of negotiating property tax refunds that are non-recurring. The equity in the loss of investee represents VRLP's share of the property taxes expensed by Temecula Creek during 1999 and 2000.

The Company recorded a $480,000 provision for impairment loss in the year ended June 30, 1998 to reduce the carrying value of the Company's investment in VRLP at June 30, 1998 to reflect the estimated distributions the Company will receive from VRLP. The Company recorded a $90,629 provision for impairment loss in the year ended June 30, 1999 to reduce the carrying value of the undeveloped land in Missouri to the value realized when it was sold in September 1999.

GOLF SHAFT MANUFACTURING:
-------------------------
Sales during the years 1999 and 1998 were small because Penley had not yet developed sales with golf club manufacturers or distributors. The sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, direct sales to the after market also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors. In the year 2000, approximately 40 percent of the revenues were from sales to six golf equipment distributors, 7 percent from small golf club manufacturers, and the remainder related to sales directly to golf shops.

Operating expenses of the golf segment consisted of the following in 1999, 1998 and 1997:
                                               2000       1999       1998
                                            ---------- ---------- ----------
       Costs of sales and manufacturing
         overhead .......................   $1,412,000 $  797,000 $  643,000
       Research and development .........      248,000    234,000    134,000
                                            ---------- ---------- ----------
          Total golf costs ..............    1,660,000  1,031,000    777,000
                                            ========== ========== ==========
       Marketing and promotion ..........    1,603,000  1,511,000  1,151,000
       Administrative costs- direct .....      190,000    174,000    138,000
                                            ---------- ---------- ----------
         Total SG&A-direct ..............    1,793,000  1,685,000  1,289,000
                                            ==========  =========  =========

Total golf costs increased in 2000 primarily due to an increase in the amount of cost of goods sold related to increased sales, an increase in the cost of prototype shafts developed during the periods, and an increase in the payroll for research and development. Marketing and promotion expenses increased in 2000 primarily due increases in player sponsorship costs and promotional goods.

UNALLOCATED AND OTHER:
----------------------
Revenues increased by $43,000 in 2000 due to a $37,000 increase in brokerage commissions. Other revenues increased by $76,000 in 1999 due to an increase in brokerage commissions of $28,000 and management fees of $51,000.

Unallocated SG&A and Other SG&A combined decreased by $326,000 in 2000 and increased by $590,000 in 1999 primarily due to a $390,000 provision for the uncertainty of the collectability of the note receivable from affiliate recorded in 1999. These expenses also increased in 1999 due to increases in wages in the corporate segment of which $110,000 related to discretionary bonuses to the officers.

Interest expense increased in 2000 due to interest related to short term borrowings. Interest expense declined by $67,000 in 1999 due to the reduction of the outstanding principal balances of long-term debt.

Investment income decreased by $116,967 in 2000 and $205,000 in 1999 due to the collection of $728,000 note receivable in June 1998 and the cessation of the accrual of interest income on the note receivable from shareholder (See Note 3c of the Notes to Consolidated Financial Statements).

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     (a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
                    NONE

                                    PART III



ITEM 10.  Directors and Executive Officers of the Registrant

     (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 2000. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

       Directors and Officers   Age   Position and Tenure with Company
       ----------------------   ---   ------------------------------------
       Harold S. Elkan          57    Director since November 7, 1983;
                                        President since November 11, 1983

       Steven R. Whitman        47    Chief Financial Officer and Treasurer
                                        since May 1987; Director since August 1,
                                        1989, Secretary since January 1995

       Patrick D. Reiley        59    Director since August 21, 1986

       James E. Crowley         53    Director since January 10, 1989

       Robert A. MacNamara      52    Director since January 9, 1989

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

     4. James E. Crowley has been an owner and operator of various automobile dealerships for over the last twenty years. Mr. Crowley was President and controlling shareholder of Coast Nissan from 1992 to August 1996; and has been President of the Automotive Group since March 1994. The Automotive Group operates North County Ford, North County Jeep GMC, TAG Collision Repair, and Lake Elsinore Ford.

     5. Robert A. MacNamara had been employed by Daley Corporation, a California corporation, from 1978 through 1997, the last eleven years of which he served as Vice President of the Property Division. Daley Corporation is a residential and commercial real estate developer and a general contractor. Mr. MacNamara is currently an independent consultant to the real estate development industry.

     (f)  Involvement in legal proceedings - None
     -------------------------------------

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

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 1998 through 2000, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  Executive Compensation
--------------------------------

     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 2000 exceeded $100,000.

                                                      Long-term   All Other
    Name and                                           Compen-     Compen-
    ---------                                          --------    -------
Principal Position Year   Salary     Bonus    Other     sation      sation
------------------ ----   ------     -----    -----     ------      ------

Harold S. Elkan,   2000  $350,000  $100,000  $  --     $   --      $   --
   President       1999   350,000  $100,000     --         --          --
                   1998   250,000      --       --         --          --

Steven R. Whitman, 2000   100,000    10,000     --         --          --
   Chief Financial 1999   100,000    10,000     --         --          --
     Officer       1998   100,000      --       --         --          --


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

     (h) Employment  Contracts,  Termination of Employment and Change-in-Control
Arrangements: The employment agreement for Harold S. Elkan (Elkan), the Company's President, expired in January 1998, however, the Company is continuing to honor the terms of the agreement until such time as the Compensation Committee can finish its review and propose a new contract. Pursuant to the expired employment agreement, Elkan is to receive a sum equal to twice his annual salary ($350,000 as of June 30, 2000) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

     (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 2000.

     (k)  Board Compensation Committee Report on Executive Compensation

        The Company's Board  of  Directors   appointed   Harold  S. Elkan as  a
compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Board of Directors, excluding Harold
S. Elkan and  Steven R.  Whitman,  set and  approve  compensation  for Harold S.
Elkan.

        The objectives of the Company's executive compensation program are to: attract, retain and motivate highly qualified personnel; and recognize and reward superior individual performance. These objectives are satisfied through the use of the combination of base salary and discretionary bonuses. The following items are considered in determining base salaries: experience, personal performance, responsibilities, and, when relevant, comparable salary information from outside the Company. Currently, the performance of the Company is not a factor in setting compensation levels. Annual cash bonus payments are discretionary and would typically relate to subjective performance criteria. Bonuses of $100,000 and $10,000 were awarded to Harold Elkan and Steven Whitman, respectively, in each of the years ended June 30, 1999 and 2000.

        In the fiscal year ended June 30, 1993 the outside members of the Board of Directors approved a new employment agreement for Harold S. Elkan (Elkan) effective from January 1, 1993 until December 31, 1997. This agreement provided for annual base salary of $250,000 plus discretionary bonuses as the Board of Directors may determine and approve. In setting the compensation levels in this agreement, the Board of Directors, in addition to utilizing their personal knowledge of executive compensation levels in San Diego, California, referred to a special compensation study performed in 1987 for the Board of Directors by an independent outside consultant. The Board of Directors are currently reviewing information for purposes of entering into a new employment agreement with Elkan. In the meantime, the Board of Directors approved an increase in Elkan's base pay to $350,000 annually effective July 1, 1998.

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

The performance is calculated by assuming $100 is invested at the beginning of the period (July 1993) in the Company's common stock at a price equal to its market value (the bid price). At the end of each fiscal year, the total value of the investment is computed by taking the number of shares owned multiplied by the market price of the shares at the end of each fiscal year.

         SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                                 Sports                S&P Leisure
                 Year Ended    Arenas, Inc.   S&P 500       Time
                 ----------    -----------    -------  -----------
                    6/95            100         100         100
                    6/96            100         152         116
                    6/97            100         200         160
                    6/98            300         255         128
                    6/99            200         309         116
                    6/2000          200         327          95




ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
(a) - (c):
----------
                              Shares            Nature of
                           Beneficially         Beneficial     Percent
    Name and Address          Owned             Ownership      of Class
    ----------------      --------------   -----------------   --------
Harold S. Elkan           21,808,267 (a)    Sole investment      80.0%
5230 Carroll Canyon Road                     and voting power
San Diego, California

All directors and         21,808,267        Sole investment      80.0%
   officer as a group                        and voting power

     (a) These shares of stock are owned by Andrew Bradley, Inc., which is wholly-owned by Harold S. Elkan. Andrew Bradley, Inc. has pledged 10,900,000 of its shares of Sports Arenas, Inc. stock as collateral for its loan from Sports Arenas, Inc. See Note 3(c) of Notes to Consolidated Financial Statements.



ITEM 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
(a) - (c):
----------

     1. The Company has $463,866 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his wholly-owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 2000 ($494,829 as of June 30, 1999). The balance at June 30, 2000 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $50,000 due on December 31 of each year. The balance is due January 1, 2002. The largest amount outstanding during the year was $514,987 in December 1999.

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

     2. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (12.25 percent at June 30, 2000) and to be added to the principal balance annually. As of June 30, 2000 and 1999, $1,230,483 of interest had been accrued and added to the loan balance. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $359,797 as of June 30, 2000 ($117,494 as of June 30, 1999).

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

  A.  The following documents are filed as a part of this report:

     1. Financial Statements of Registrant

       Independent Auditors' Report                                        20
       Sports Arenas, Inc. and subsidiaries consolidated financial statements:
          Balance sheets as of June 30, 2000 and 1999                     21-22
          Statements of operations for each of the years in the
            three-year period ended June 30, 2000                          23
          Statements of shareholders' deficit for each of the years
             in the three-year period ended June 30, 2000                  24
          Statements of cash flows for each of the years in the
            three-year period ended June 30, 2000                         25-26
          Notes to financial statements                                   27-39

     2. Financial Statements of Unconsolidated Subsidiaries

       UCV, L.P. (a California limited partnership)- 50 percent owned investee:
          Independent Auditors' Report                                     40
          Balance sheets as of March 31, 2000 and 1999                     41
          Statements of income and partners' deficit for each of the
            years                                                          42
             in the three-year period ended March 31, 2000
          Statements of cash flows for each of years in the
            three-year period ended March 31, 2000                         43
          Notes to financial statements                                   44-46


     3. Financial Statement Schedules

          There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto.


     4.  Exhibits

       22.1  Subsidiaries of the Registrant                                48

B.  Reports on Form 8-K:

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficiency and shareholders' deficit, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   KPMG LLP

San Diego, California
September 8, 2000

                           SPORTS ARENAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS-JUNE 30, 2000 AND 1999

                                     ASSETS

                                                                   2000           1999
                                                               -----------    -----------

Current assets:
   Cash and cash equivalents ...............................   $    13,961    $   357,906
   Current portion of notes
     receivable-affiliate (Note 3b) ........................        50,000         50,000
   Other receivables .......................................       193,510        116,404
   Inventories (Note 2) ....................................       304,906        310,160
   Prepaid expenses ........................................       238,719        199,668
                                                               -----------    -----------
      Total current assets .................................       801,096      1,034,138
                                                               -----------    -----------

Receivables due after one year:
   Note receivable- Affiliate, net (Note 3b) ...............        73,866        104,829
     Less current portion ..................................       (50,000)       (50,000)
                                                               -----------    -----------
                                                                    23,866         54,829
                                                               -----------    -----------
Property and equipment, at cost (Notes 7 and 10):
   Land ....................................................       678,000        678,000
   Buildings ...............................................     2,461,327      2,461,327
   Equipment and leasehold and
     tenant improvements ...................................     2,347,767      2,137,993
                                                               -----------    -----------
                                                                 5,487,094      5,277,320
 Less accumulated depreciation
   and amortization ........................................    (2,160,132)    (1,968,191)
                                                               -----------    -----------
       Net property and equipment ..........................     3,326,962      3,309,129
                                                               -----------    -----------

Other assets:
   Undeveloped land, at cost (Note 4) ......................     1,501,318      1,582,468
   Intangible assets, net (Note 5) .........................       246,123        294,423
   Investments (Note 6) ....................................       564,446        618,853
   Other assets ............................................       137,425        104,980
                                                               -----------    -----------
                                                                 2,449,312      2,600,724
                                                               -----------    -----------

                                                               $ 6,601,236    $ 6,998,820
                                                               ===========    ===========














               See accompanying notes to consolidated financial statements.

                           SPORTS ARENAS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND 1999 (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                  2000           1999
                                                               -----------    -----------
Current liabilities:
   Assessment district obligation
     -in default (Note 4b) .................................   $ 2,831,180    $ 2,565,179
   Notes payable-short term (Note 7d) ......................     1,350,000           --
   Current portion of long-term debt (Note 7a) .............     1,874,000        289,000
   Accounts payable ........................................       796,483        453,203
   Accrued payroll and related expenses ....................       164,170        164,877
   Accrued property taxes, in default (Note 4b) ............       356,178        582,859
   Accrued interest ........................................        41,079         14,395
   Other liabilities .......................................       216,009        246,211
                                                               -----------    -----------
      Total current liabilities ............................     7,629,099      4,315,724
                                                               -----------    -----------

Long-term debt, excluding
  current portion (Note 7a) ................................     1,967,169      3,911,694
                                                               -----------    -----------


Distributions received in excess
 of basis in investment (Notes 6a and 6b) ..................    14,498,208     12,688,808
                                                               -----------    -----------

Other liabilities ..........................................       123,831         74,602
                                                               -----------    -----------

Minority interest in consolidated
  subsidiary (Note 6c) .....................................     1,712,677      1,712,677
                                                               -----------    -----------


Shareholders' deficit:
  Common stock, $.01 par value,
   50,000,000 shares authorized, 27,250,000
   shares issued and outstanding ...........................       272,500        272,500
   Additional paid-in capital ..............................     1,730,049      1,730,049
   Accumulated deficit .....................................   (19,040,805)   (15,415,742)
                                                               -----------    -----------
                                                               (17,038,256)   (13,413,193)
   Less note receivable from shareholder (Note 3c) .........    (2,291,492)    (2,291,492)
                                                               -----------    -----------
     Total shareholders' deficit ...........................   (19,329,748)   (15,704,685)
                                                               -----------    -----------

Commitments and contingencies (Notes 4b, 5a, 6c, 8 and 10)

                                                               $ 6,601,236    $ 6,998,820
                                                               ===========    ===========










               See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                         2000           1999           1998
                                                     -----------    -----------    -----------
Revenues:
   Bowling .......................................   $ 2,693,306    $ 2,803,944    $ 2,810,862
   Rental ........................................       644,886        571,094        500,785
   Golf ..........................................     1,119,457        383,803        241,636
   Other .........................................       209,671        172,996        146,713
   Other-related party (Note 6b) .................       171,966        165,253        113,755
                                                     -----------    -----------    -----------
                                                       4,839,286      4,097,090      3,813,751
                                                     -----------    -----------    -----------
Costs and expenses:
   Bowling .......................................     2,065,872      1,952,352      1,997,237
   Rental ........................................       304,342        274,010        251,395
   Golf ..........................................     1,660,829      1,031,301        776,780
   Development ...................................       225,679        181,018        156,742
   Selling, general, and
     administrative (Note 3b) ....................     3,582,112      3,840,496      2,695,677
   Depreciation and amortization .................       387,021        381,496        538,985
   Provision for impairment
     losses (Notes 4a, and 6d) ...................        37,926         90,629           --
                                                     -----------    -----------    -----------
                                                       8,263,781      7,751,302      6,416,816
                                                     -----------    -----------    -----------

Loss from operations .............................    (3,424,495)    (3,654,212)    (2,603,065)
                                                     -----------    -----------    -----------

Other income (expenses):
   Investment income:
     Related party (Notes 3b and 3c) .............        38,450        145,276        259,936
     Other .......................................        11,292         21,433        112,141
   Interest expense related to
     development activities ......................      (266,001)      (245,353)      (221,844)
   Interest expense and amortization
     of finance costs ............................      (361,929)      (340,870)      (472,174)
   Equity in income of investees (Note 6a) .......       377,620        571,793      1,793,457
   Provision for impairment
    loss - investee (Note 6c) ....................          --             --         (480,000)
   Recognition of deferred gain (Note 3a) ........          --             --          716,025
                                                     -----------    -----------    -----------
                                                        (200,568)       152,279      1,707,541
                                                     -----------    -----------    -----------

Loss from continuing operations ..................    (3,625,063)    (3,501,933)      (895,524)

Net loss from discontinued operations (Note 12d) .          --             --          (26,970)
                                                     -----------    -----------    -----------
                                                      (3,625,063)    (3,501,933)      (922,494)
                                                     -----------    -----------    -----------
Extraordinary losses from:
   Early extinguishment of debt (Note 7a) ........          --          (78,997)          --
   Early extinguishment of investee debt (Note 6a)          --          (98,500)          --
                                                     -----------    -----------    -----------
                                                            --         (177,497)          --
                                                     -----------    -----------    -----------

Net loss .........................................   ($3,625,063)   ($3,679,430)   ($  922,494)
                                                     ===========    ===========    ===========

Basic and diluted net loss per common share from:
   Continuing operations .........................      ($0.13)        ($0.13)       ($0.03)
   Extraordinary items ...........................         --          ( 0.01)          --
                                                        -------        -------       -------
                                                        ($0.13)        ($0.14)       ($0.03)
                                                        =======        =======       =======

             See accompanying notes to consolidated financial statements.

                                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                     YEARS ENDED JUNE 30, 2000, 1999, AND 1998




                                             Common Stock                                            Note
                                      ---------------------------    Additional                    Receivable
                                         Number                       paid-in      Accumulated        From
                                        Of Shares       Amount        Capital        Deficit       Shareholder        Total
                                      ------------   ------------   ------------   ------------   -------------    ------------
Balance at June 30, 1997 ..........     27,250,000   $    272,500   $  1,730,049   ($10,813,818)    ($1,970,405)   ($10,781,674)

Interest accrued ..................           --             --             --             --          (216,801)       (216,801)
Net loss ..........................           --             --             --         (922,494)           --          (922,494)
                                      ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1998 ..........     27,250,000        272,500      1,730,049    (11,736,312)     (2,187,206)    (11,920,969)

Interest accrued ..................           --             --             --             --          (104,286)       (104,286)
Net loss ..........................           --             --             --       (3,679,430)           --        (3,679,430)
                                      ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1999 ..........     27,250,000        272,500      1,730,049    (15,415,742)     (2,291,492)    (15,704,685)

Net loss ..........................           --             --             --       (3,625,063)           --        (3,625,063)
                                      ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 2000 ..........     27,250,000   $    272,500   $  1,730,049   ($19,040,805)    ($2,291,492)   ($19,329,748)
                                      ============   ============   ============   ============    ============    ============








               See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                         2000           1999           1998
                                                     -----------    -----------    -----------
Cash flows from operating activities:
Net loss .........................................   ($3,625,063)   ($3,679,430)   ($  922,494)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred financing costs ...         9,120         13,565         23,455
      Depreciation and amortization ..............       387,021        381,496        543,178
      Equity in income of investees ..............      (377,620)      (473,293)    (1,793,457)
      Deferred income ............................        48,000         48,000           --
      Interest income accrued on note
        receivable from shareholder ..............          --         (104,286)      (216,801)
      Interest accrued on assessment
        district obligations .....................       266,001        245,353        221,844
      Provision for note receivable- affiliate ...          --          390,000           --
      Provision for impairment losses ............        37,926         90,629        480,000
      (Gain) loss on sale of assets ..............         1,793           --          (10,279)
      Recognition of deferred gain ...............          --             --         (716,025)
      Extraordinary loss on debt extinguishment ..          --           78,997           --
    Changes in assets and liabilities:
     (Increase) decrease in other receivables ....       (77,106)        50,023        (98,183)
     (Increase) decrease in assets
        of discontinued operation ................          --             --          130,607
     (Increase) decrease in inventories ..........         5,254         (7,565)      (213,477)
     (Increase) decrease in prepaid expenses .....       (39,051)        46,467       (121,829)
      Increase (decrease) in accounts payable ....       343,280       (124,644)       188,337
      Increase (decrease) in accrued expenses
        and other liabilities ....................      (230,906)       239,905         46,650
      Increase (decrease) in liabilities
        of discontinued operation ................          --             --          (77,105)
      Other ......................................        (8,705)        26,793          2,916
                                                     -----------    -----------    -----------
        Net cash used by operating activities ....    (3,260,056)    (2,777,990)    (2,532,663)
                                                     -----------    -----------    -----------
Cash flows from investing activities:
   Decrease in notes receivable ..................        30,963         40,684        768,108
   Additions to property and equipment ...........      (335,920)      (140,801)      (321,483)
   Proceeds from sale of discontinued
     operation (Note 12d) ........................          --             --           30,207
   Proceeds from sale of other assets ............          --             --           26,950
   Proceeds from sale of undeveloped
     land (Note 4a) ..............................       190,362           --             --
   Increase in development costs on
     undeveloped land ............................      (109,850)        (7,454)          --
   Distributions received from investees .........     2,193,400      1,419,671      4,258,511
   Contributions to investees ....................       (43,319)          --             --
   Distribution to holder of minority interest ...          --          (50,000)      (450,000)
                                                     -----------    -----------    -----------
        Net cash provided by investing activities      1,925,636      1,262,100      4,312,293
                                                     -----------    -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments ..................      (283,598)      (261,528)      (934,683)
   Proceeds from short-term borrowings ...........     1,900,000           --          400,000
   Payments of short-term borrowings .............      (550,000)          --         (650,000)
   Proceeds from refinancing of long-term debt....          --        1,975,000           --
   Loan costs ....................................          --          (62,598)          --
   Extinguishment of long-term debt ..............       (75,927)    (1,147,561)          --
   Costs to extinguish long-term debt ............          --          (45,977)          --
                                                     -----------    -----------    -----------
        Net cash provided (used) by
         financing activities ....................       990,475        457,336     (1,184,683)
                                                     -----------    -----------    -----------
Net increase (decrease) in cash and equivalents ..      (343,945)    (1,058,554)       594,947
Cash and cash equivalents, beginning of year .....       357,906      1,416,460        821,513
                                                     -----------    -----------    -----------
Cash and cash equivalents, end of year ...........   $    13,961    $   357,906    $ 1,416,460
                                                     ===========    ===========    ===========

               See accompanying notes to consolidated financial statements

                           SPORTS ARENAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        YEARS ENDED JUNE 30, 2000, 1999, AND 1998

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                 2000        1999        1998
                                              ---------   ---------    ---------
   Interest paid                              $ 326,000   $ 341,000    $ 451,000
   -------------                              =========   =========    =========

Supplemental schedule of non-cash investing and financing activities:
---------------------------------------------------------------------
Long-term debt of $45,486 was incurred in 1998 to finance capital expenditures of $70,849 in 1998.

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

During the year ended June 30, 2000, the Company discarded fully depreciated equipment with a cost and accumulated depreciation of $112,829.

During  the  year  ended  June  30,  2000,  the  Company   abandoned   leasehold
   improvements with a cost of $13,317 and accumulated depreciation of $12,162.





















               See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

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

   Cash and cash equivalents - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. Cash equivalents totaled $299,960 at June 30, 1999 and none at June 30, 2000.

   Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and relate to golf shaft manufacturing.

   Property and equipment - Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the related assets, which are 20 years for the buildings and range from 3 to 15 years for the other assets.

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

   Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments where it is practical to estimate that value:
     Cash,cash equivalents, other receivables, accounts payable, and notes payable- short term - the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.
     Note receivable-affiliate - It is impractical to estimate the fair value of the note receivable-affiliate due to the related party nature of the instrument.
     Long-term debt - the fair value was determined by discounting future cash flows using the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying value of long-term debt reported in the balance sheet approximates the fair value.

   Use of estimates -  Management  of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

   Loss per share-  Basic  earnings  per share is computed by dividing  earnings
     (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of earnings (loss) for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period. The Company currently has no potentially dilutive securities outstanding. The weighted average shares used for basic and diluted earnings per share computation was 27,250,000 for each of the years in the three-year period ended June 30, 2000.

2.  Inventories:

   Inventories consist of the following:
                                2000        1999
                             ---------   ---------
       Raw materials          $ 86,152    $ 99,220
       Work in process         100,317      75,651
       Finished goods          118,437     135,289
                             ----------  ----------
                              $304,906    $310,160
                             ==========  ==========

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

   (b) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $38,450, $40,990, and $43,135 in 2000, 1999, and 1998, respectively. The outstanding balance of $463,866 at June 30, 2000 bears interest at 8 percent per annum and is due in annual installments of interest plus principal payments of $50,000 due on December 31 of each year until maturity. The balance is due on January 1, 2002.

        Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans. This charge is included in selling, general and administrative expense.

   (c) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is wholly-owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (12.25 percent at June 30, 2000) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company. The Company recorded interest income from this note of $104,286 in 1999 and $216,801 in 1998.

        Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $359,797 as of June 30, 2000 ($117,494 as of June 30, 1999).

4. Undeveloped land:

   Undeveloped land consisted of the following at June 30, 2000 and 1999:

                                                   2000          1999
                                               -----------   -----------
        Lake of Ozarks, MO ..................  $     --      $   281,629
          Less provision for impairment loss         --          (90,629)
        Temecula, CA ........................    3,910,318     3,800,468
          Less provision for impairment loss   ( 2,409,000)  ( 2,409,000)
                                               -----------   -----------
                                                $1,501,318    $1,582,468
                                               ===========   ===========

 (a) In August 1984, the Company acquired approximately 500 acres of undeveloped land in Lake of Ozarks, Missouri from an entity controlled by Harold S. Elkan (Elkan). The purchase price approximated the affiliate's original purchase price. On September 7, 1999, the Company sold the land for cash of $215,000, less selling expenses of $24,638. As a result of the sale, the Company recorded a provision for impairment loss as of June 30, 1999 of $90,629 to reduce the carrying value to the net sales proceeds realized.

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

     The carrying value of the property consists of:
                                              2000            1999
                                           ----------      ----------
         Acres                                 33              33
         Acquisition cost ...............  $2,142,789      $2,142,789
         Capitalized assessment
           district costs ...............   1,434,315       1,434,315
         Other development planning costs     333,214         223,364
                                           ----------      ----------
                                            3,910,318       3,800,468
         Provision for impairment loss    ( 2,409,000)     (2,409,000)
                                           ----------      ----------
                                          $ 1,501,318     $ 1,391,468
                                          ===========     ===========

     The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for over the last eight years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,132,421 regarding delinquent assessment district payments ($1,776,243) and property taxes ($356,178).

     The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property described below. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action was the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described below, and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 with the concurrence of OVPGP. This dismissal allows the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001.

     OVPGP has applied to the City of Temecula for approval of a development plan which includes a combination of multi-family and commercial uses. If this plan is approved or the zoning is otherwise restored, OVPGP expects that it would either be able to develop or sell the property, using the proceeds from development loans or sale to satisfy the County's claims.

     The following is summarized balance sheet information of OVPGP included in the Company's consolidated balance sheet as of June 30, 2000 and 1999:
                                                 2000         1999
                                              ----------- -----------
         Assets:
           Undeveloped land (Note 4c) ....   $ 1,501,318  $ 1,391,468
         Liabilities:
           Assessment district
            obligation-in default ........     2,831,180    2,565,179
           Accrued property taxes ........       356,178      582,859

     The delinquent principal, interest and penalties ($1,776,243) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,054,937) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at June 30, 2000. In addition, accrued property taxes in the balance sheet at June 30, 2000 includes $356,178 of delinquent property taxes and late fees related to the 33-acre parcel.

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

     As a result of the County's judgements for defaulted taxes the Company recorded a $2,409,000 provision for impairment loss during the year ended June 30, 1997 to reduce the carrying value on the 33-acre parcel to its estimated fair market value related to the City of Temecula's effective down-zoning of the property. The estimated fair market value was determined based on cash flow projections and comparable sales.

   5. Intangible assets:

     Intangible assets consisted of the following as of June 30, 2000 and 1999:
                                               2000       1999
                                            ---------  ---------
         Deferred lease costs:
           Subleasehold interest .........  $ 111,674  $ 111,674
             Less accumulated amortization   ( 33,689)  ( 31,793)
           Lease inception fee ...........    232,995    232,995
             Less accumulated amortization   (121,143)   (83,859)
                                            ---------  ---------
                                              189,837    229,017
                                            ---------  ---------
         Deferred loan costs .............     82,598     87,712
          Less accumulated amortization ..    (26,312)   (22,306)
                                            ---------  ---------
                                               56,286     65,406
                                            ---------  ---------
                                            $ 246,123  $ 294,423
                                            =========  =========

(a) The Company is a sublessor of a parcel of land that is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980. The Company is amortizing the capitalized carrying costs over the period of the subleases on the straight-line method. The future minimum rental payments payable by the Company to the lessor on the lease are approximately $162,000 per year for the remaining term of 43 years (aggregate of $6,966,000). The Company is obligated to pay the greater of a base rent (currently $162,000), adjusted every five years based on an increase in a consumer price index, or 85 percent of the minimum rent due from the sublessees. The minimum rent had been $81,000 annually until October 1, 1998. The future minimum rents due to the Company from the sublessees are approximately $160,000 per year for the remaining term of 43 years (aggregate of approximately $6,927,000). The subleases provide for increases every five years based on increases in a consumer price index.

(b) In March 1997 the Company paid $232,995 to the lessor of the real estate in which the Grove bowling center is located. The payment represented the balance due for a deferred lease inception fee. The fee is being amortized over the then remaining lease term of 75 months.

6. Investments:
   (a) Investments consist of the following:
                                                      2000            1999
                                                  ------------   ------------
     Accounted for on the equity method:
      Investment in UCV, L.P. ..................  $(14,498,208)  $(12,688,808)
      Vail Ranch Limited Partnership ...........       564,446        580,927
                                                  ------------    -----------
                                                   (13,933,762)   (12,107,881)
      Less Investment in UCV, L.P. classified as
       liability- Distributions received
       in excess of basis in investment ........    14,498,208     12,688,808
                                                  ------------    -----------
                                                       564,446        580,927
                                                  ------------    -----------
    Accounted for on the cost basis:
      All Seasons Inns, La Paz .................        37,926         37,926
        Less provision for impairment loss .....       (37,926)          --
                                                  ------------    -----------
                                                          --           37,926
                                                  ------------    -----------
          Total investments                       $    564,446    $   618,853
                                                  ============    ===========

     The following is a summary of the equity in income (loss) (before extraordinary loss of $98,500 related to UCV, L.P. during the year ended June 30, 1999):
                                     2000       1999       1998
                                  ---------  ---------  ----------
         UCV, L.P. ...........    $ 437,420  $ 516,713  $  343,121
         Vail Ranch Limited
          Partnerhsip ........      (59,800)    55,080   1,450,336
                                  ---------  ---------  ----------
                                  $ 377,620  $ 571,793  $1,793,457
                                  =========  =========  ==========

   (b) Investment in UCV, L.P. (real estate operation segment):
     The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California. The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):
                                             2000         1999         1998
                                          ----------  -----------   -----------
    Total assets ......................   $3,013,000  $ 2,556,000   $ 1,765,000
    Total liabilities .................   29,630,000   25,511,000    20,110,000

    Revenues ..........................    4,824,000    4,622,000     4,490,000
    Operating and general and
      administrative costs ............    1,658,000    1,510,000     1,520,000
    Redevelopment planning costs               --           --            6,000
    Depreciation ......................       26,000       29,000       176,000
    Interest and amortization of
      loan costs ......................    2,265,000    2,049,000     2,103,000
    Extraordinary loss from early debt
      extinguishement .................         --        197,000          --
    Net income ........................      875,000      837,000       685,000

     The  apartment  project  is  managed  by  the  Company,   which  recognized
     management fee income of $123,966, $117,253, and $113,755 in the twelve-month periods ended June 30, 2000, 1999, and 1998, respectively. In addition, pursuant to a development fee agreement with UCV dated July 1, 1998, the Company received development fees totaling $96,000 each in the years ended June 30, 2000 and 1999, of which $48,000 in each year was recorded as deferred income.

     A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:
                                                2000           1999
                                            -----------    -----------
       Balance, beginning ...............   $12,688,808    $12,280,101
       Equity in income .................      (437,420)      (418,213)
       Cash distributions ...............     2,193,400        773,500
       Amortization of purchase price in
          excess of equity in net assets         53,420         53,420
                                            -----------    -----------
       Balance, ending ..................   $14,498,208    $12,688,808
                                            ===========    ===========

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

     The following is summarized financial information of VRLP as of June 30, 2000 and 1999 and for the years then ended:
                                              2000        1999
                                            --------    --------
         Assets:
          Investment in Temecula Creek ..   $822,000    $800,000
          Other assets ..................     14,000      54,000
               Total assets .............    836,000     854,000
         Total liabilities ..............     17,000        --
         Partners' capital ..............    819,000     854,000
         Revenues .......................     10,000     133,000
         Equity in loss of Temecula Creek    (39,000)    (82,000)
         Net income (loss)...............    (86,000)     71,000

     The  following is a reconciliation  of the investment in Vail Ranch Limited
          Partnership:
                                          2000         1999
                                       ---------    -----------
         Balance, beginning            $ 580,927    $ 1,172,018
         Distributions .............        --         (646,171)
         Contributions .............      43,319          --
         Equity in net income (loss)     (59,800)        55,080
                                       ---------    -----------
         Balance, ending               $ 564,446    $   580,927
                                       =========    ===========

   (d) Other investment:

     The Company owns 6 percent limited partnership interests in two partnerships that own and operate a 109-room hotel (the Hotel) in La Paz, Mexico (All Seasons Inns, La Paz). The cost basis of this investment ($162,629) has been reduced by provisions for impairment loss of $37,926 recorded in the year ended June 30, 2000 and $125,000 recorded in the year ended June 30, 1991. On August 13, 1994, the partners owning the Hotel agreed to sell their partnership interests to one of the general partners. The total consideration to the Company ($123,926) was $2,861 cash at closing (December 31, 1994) plus a $121,065 note receivable bearing interest at 10 percent with installments of $60,532 plus interest due on January 1, 1996 and 1997. Due to financial problems, the note receivable was initially restructured so that all principal was due on January 1, 1997, however, only an interest payment of $12,106 was received on that date. Because the cash consideration received at closing was minimal, the Company has not recorded the sale of its investment. The cash payments of $27,074 received to date (representing accrued interest through December
     1996) were applied to reduce the cost of the investment.

7. Long-term and short-term debt:
   (a) Long-term debt consists of the following:

                                                            2000        1999
                                                          ---------   ---------
  8.15%  note  payable  collateralized  by first  trust
     deed on  $1,170,000  of land and office  building,
     due in monthly  installments of $14,699  including
     interest, balance due in May 2009..................  1,957,592   1,973,715

  10-3/4% note payable  collateralized  by  partnership
     interest in Old Vail Partners  (OVP),  principal
     is due in monthly  payments  of $6,458 plus
     interest at a variable rate (prime plus 1-1/2 points)
     adjusted  monthly.   The  loan  is  guaranteed  by
     Harold S. Elkan.  The balance is due July 2001....      83,960     161,462

  8-1/2% note payable to bank,  collateralized  by deed
     of trust on $282,000  of  undeveloped  land,  paid
     September 1999....................................        --        75,927

  8% note payable collateralized by $2,108,000 of real
     estate and $264,000 of equipment at Valley Bowling
     Center, due in monthly installments of interest
     and varying principal  payments,  balance
     due December 31, 2000.  See (e) below.............   1,680,920   1,768,583

  10-1/2%  note payable  collateralized  by $541,000 of
     manufacturing    equipment,    due   in    monthly
     installments  of $8,225,  including  principal and
     interest, balance due May 2001....................      79,138     164,370

  Other................................................      39,559      56,637
                                                         ----------  ----------
                                                          3,841,169   4,200,694
  Less current maturities..............................  (1,874,000)   (289,000)
                                                         ----------  ----------
                                                         $1,967,169  $3,911,694
                                                         ==========  ==========

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

     The principal payments due on notes payable during the next five fiscal years are as follows: $1,874,000 in 2001, $45,000 in 2002, $21,000 in 2003,
     $22,000 in 2004, and $24,000 in 2005.

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

(c) On August 24, 1999 and September 25, 1999 the Company borrowed a total of $550,000 from the Company's partner in UCV on an unsecured note payable. Payments of interest only were due monthly at a base rate plus 1 percent (9-1/4% at September 25, 1999). The loan plus interest of $4,562 was paid on October 14, 1999.

(d) Through June 30, 2000, the Company has borrowed a total of $1,350,000 from the Company's partner in UCV. The Company has borrowed an additional $700,000 through September 11, 2000. The loans are unsecured, due on demand and bear interest at monthly at a base rate plus 1 percent (9-1/2% at June 30, 2000. The Company has agreed in principal to assign to the Company's partner in UCV two percent of its right to distributions from OVPGP and five percent of its right to distributions from Penley Sports.

(e) On September 12, 2000, the Company agreed to terms to extend the due date of a note payable with a balance of $1,680,920 at June 30, 2000 from August 30, 2000 to December 31, 2000. The Company has the option to extend the due date to August 31, 2001 by paying a $25,000 extension fee. The interest rate was modified from a fixed rate of 8% to a rate adjusted monthly equal to a base rate plus 3 percentage points (approximately 9-1/2 % at September 12, 2000) from August 31 to December 31, 2000 and a base rate plus 3-1/2 percentage points from January 1 through August 30, 2001. In addition to the monthly payment of interest, monthly principal payments are due as follows: $5,000 in October through December 2000; $10,000 in January through March 2001; $20,000 in April through June 2001; and $30,000 in July and August 2001. In addition to these principal payments, a principal payment of $250,000 is due by December 31, 2000, $200,000 of which must be made from the proceeds of any sale of the Company's office building. Due to the Company's liquidity problems as described in Note 13 and the uncertainty of the office building sale, the balance of this note is included in current portion of long-term debt.

(f) In March 1997 the Company borrowed $250,000 on an unsecured note payable that was due in monthly payments of interest only at 11 percent per annum. The note was paid in full in May 1998.

8. Commitments and contingencies:

(a) The Company leases one of its two bowling centers (Grove) under an operating lease. The lease agreement for the Grove bowling center provides for approximate annual minimum rentals in addition to taxes, insurance, and maintenance as follows: $360,000 for each of the years 2001 through 2003 and $1,080,000 in the aggregate. This lease expires in June 2003 and contains three 5-year options at rates increased by 10-15 percent over the last rate in the expiring term of the lease. This lease also provides for additional rent based on a percentage of gross revenues, however, Grove has not yet exceeded the minimum amount of gross revenue. Rental expense for Grove bowling center was $360,000 in 2000, 1999 and 1998.

     The Company also leases its golf shaft manufacturing plant under a ten year operating lease agreement, which commenced April 1, 2000. The lease provides for fixed annual minimum rentals in addition to taxes, insurance and maintenance for each of the years ending June 30 as follows: 2001- $221,000, 2002- $227,000, 2003- $234,000, 2004- $241,000, 2005- $247,000,
     thereafter- $1,171,000. Commencing April 1, 2005 the lease provides for adjustments to the rent based on increases in a consumer price index, not to exceed six percent per annum. The lease also provides for two options that each extend the lease for an additional five years. The rent for the first year of the first option will be based on a five percent increase over the previous year's rent. Subsequent year's rent will be adjusted based on increases in the consumer price index. The Company had previously leased facilities for its golf shaft manufacturing plant pursuant to an operating lease that expired June 30, 2000. Rental expense for the manufacturing facilities was $112,252 in 2000, of which $66,760 related to the old plant, $53,834 in 1999, and $43,822 in 1998.

(b) The Company's employment agreement with Harold S. Elkan expired on January 1, 1998, however the Company is continuing to honor the terms of the agreement until such time as it is able to negotiate a new contract. The agreement provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 2000, his annual salary was $350,000.

(c) The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

9. Income taxes

   During the years ended June 30, 2000, 1999 and 1998, the Company has not recorded any income tax expense or benefit due to its utilization of prior loss carryforward and the uncertainty of the future realizability of deferred tax assets.

   At June 30, 2000, the Company had net operating loss carry-forwards of $10,745,000 for federal income tax purposes. The carryforwards expire from years 2001 to 2020. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences. Due to the uncertainty of the future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 2000 and 1999.

   The following is a reconciliation of the normal expected federal income tax rate of 34 percent to the income (loss) in the financial statements:
                                                  2000        1999       1998
                                                -------     -------   ---------
       Expected federal income tax benefit  $(1,233,000) $(1,251,000) $(314,000)
       Increase (decrease) in valuation
          allowance ......................     (121,000)   1,199,000    284,000
       Expiration of net operating loss
          carryforward ...................    1,340,000         --         --
       Other .............................       14,000       52,000     30,000
                                            -----------  -----------  ---------
       Provision for income tax expense     $      --    $      --    $    --
                                            ===========  ===========  =========

   The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 1999 and 1998:
                                                       2000          1999
                                                   ----------     ----------
       Deferred tax assets (liabilities):
          Net operating loss carryforwards .....   $3,653,000     $3,962,000
          Accumulated depreciation and
            amortization .......................      468,000        487,000
          Valuation allowance for impairment
            losses .............................    1,366,000      1,268,000
          Other ................................      455,000        346,000
                                                   ----------     ----------
            Total net deferred tax assets ......    5,942,000      6,063,000
            Less valuation allowance ...........   (5,942,000)    (6,063,000)
                                                   ----------     ----------
       Net deferred tax assets .................   $     --       $     --
                                                   ==========     ==========

10. Leasing activities:

   The Company, as lessor, leases office space in an office building under operating leases that are primarily for periods ranging from one to five years, occasionally with options to renew. The Company is also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 44 years which commenced in 1981 and 1982 (see Note 5).

   The approximate future minimum rentals for existing non-cancelable leases on the office building are as follows: $197,000 in 2001, $109,000 in 2002, $13,000 in 2003, none thereafter, and $319,000 in the aggregate.

   The following is a schedule of the Company's rental property included in property and equipment as of June 30, 2000 and 1999:
                                        2000            1999
                                     ----------      -----------
         Land                        $  258,000      $   258,000
         Building                       773,393          773,393
         Tenant improvements            140,306          138,358
                                     ----------      -----------
                                      1,171,699        1,169,751
         Accumulated depreciation      (424,821)        (359,505)
                                     ----------      -----------
                                     $  746,878      $   810,246
                                     ==========      ===========

     On September 28, 2000 the Company agreed to sell the office building for $3,725,000. The sale is contingent on the results of the buyers day due diligence period and the existing lender's approval of the buyer assuming the loan (balance of $1,957,592 as of June 30, 2000) related to the office building. The following is a summary of the results from operations of the office building included in the financial statements:

                                           2000        1999      1998
                                        ---------   ---------  ---------
  Rents                                 $ 477,000   $ 424,000  $ 361,000
  Costs                                   112,000     138,000    118,000
  Allocated SG&A                           26,000      21,000     18,000
  Depreciation                             80,000      79,000     66,000
                                        ---------   ---------  ---------
  Income from operations                  259,000     186,000    159,000
  Interest expense                        167,000     137,000    133,000
                                        ---------   ---------  ---------
  Income from continuing operations        92,000      49,000     26,000
                                        =========   =========  =========

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

                                                         Real          Real                       Unallocated
                                                        Estate        Estate                         And
                                         Bowling       Operation    Development       Golf           Other         Totals
                                       -----------    -----------   -----------    -----------    -----------    -----------
YEAR ENDED JUNE 30, 2000
------------------------
Revenues ...........................   $ 2,693,306    $   709,182          --      $ 1,119,457    $   381,637    $ 4,903,582
Depreciation and
  amortization .....................       104,211        135,405          --           97,452         49,953        387,021
Impairment losses ..................          --             --            --             --           37,926         37,926
Interest expense ...................       141,777        166,528       267,022         13,473         39,130        627,930
Equity in income of
  investees ........................          --          437,420       (59,800)          --             --          377,620
Segment profit (loss) ..............      (463,375)       514,327      (572,501)    (2,750,612)      (402,644)    (3,674,805)
Investment income ..................          --             --            --             --             --           49,742
Loss from continuing
  operations .......................          --             --            --             --             --       (3,625,063)
Segment assets .....................     1,846,575        986,767     2,066,888      1,448,947        252,059      6,601,236
Expenditures for
  segment assets ...................        20,146          1,948       109,850        294,386         19,440        445,770

YEAR ENDED JUNE 30, 1999
------------------------
Revenues ...........................   $ 2,803,944    $   632,705          --      $   383,803    $   338,249    $ 4,158,701
Depreciation and
  amortization .....................       108,708        134,570          --           86,103         52,115        381,496
Impairment losses ..................          --             --          90,629           --             --           90,629
Interest expense ...................       148,106        137,091       251,973         22,013         27,040        586,223
Equity in income of
  investees ........................          --          516,713        55,080           --             --          571,793
Segment profit (loss) ..............      (268,730)       582,747      (495,540)    (2,673,049)      (814,070)    (3,668,642)
Investment income ..................          --             --            --             --             --          166,709
Loss from continuing
  operations .......................          --             --            --             --             --       (3,501,933)
Segment assets .....................     1,997,376      1,054,729     2,644,111      1,157,089        145,515      6,998,820
Expenditures for
  segment assets ...................        38,960          2,383         7,454         96,271          3,187        148,255

YEAR ENDED JUNE 30, 1998
------------------------
Revenues ...........................   $ 2,810,862    $   560,029          --      $   241,636    $   260,468    $ 3,872,995
Depreciation and
  amortization .....................       288,433        121,585          --           79,224         49,743        538,985
Impairment losses ..................          --             --         480,000           --             --          480,000
Interest expense ...................       208,035        133,137       229,036         29,726         94,084        694,018
Equity in income of
  investees ........................          --          343,121     1,450,336           --             --        1,793,457
Recognition of
  deferred gain ....................          --             --            --             --          716,025        716,025
Segment profit (loss) ..............      (474,560)       379,033       584,558     (2,105,278)       348,646     (1,267,601)
Investment income ..................          --             --            --             --             --          372,077
Loss from continuing
  operations .......................          --             --            --             --             --         (895,524)
Segment assets .....................     2,139,412      1,060,142     2,882,781      1,211,407      2,154,911      9,448,653
Expenditures for
  segment assets ...................         3,200         66,492          --          199,121         52,670        321,483


                                     2000      1999       1998
                                ----------  ----------  ----------
Revenues per segment schedule.. $4,903,582  $4,158,701  $3,872,995
Intercompany rent eliminated...    (64,296)    (61,611)    (59,244)
                                ----------  ----------  ----------
Consolidated revenues ......... $4,839,286  $4,097,090  $3,813,751
                                ==========  ==========  ==========

12. Significant Event:

     On January 1, 1998, the Company sold the stock of Ocean West Builders, Inc.
     (OWB) to Michael Assof, its president and licensed contractor. The sale price of $66,678 equaled the carrying value of the Company's investment in OWB. The following are the results of operations of OWB for the six months ended December 31, 1997, which are presented in the consolidated statements of operations for the year ended June 30, 1998 as discontinued operations.

         Revenues ............................. $1,359,879
         Costs ................................  1,215,857
         Selling, general and administrative:
           Direct .............................    116,819
           Allocated ..........................     49,000
         Depreciation .........................      4,193
         Interest expense .....................        980
         Net income (loss) from discontinued
           operations .........................    (26,970)
         Basic and diluted net income (loss)
           per common share from discontinued
           operations .........................     ($.00)

13. Liquidity:

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets or increases in the sales volume of Penley.

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 2000 and 1999, and the related statements of income and partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2000. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





                                                     KPMG LLP

San Diego, California
August 29, 2000

                                    UCV, L.P.
                       (a California Limited Partnership)
                    BALANCE SHEETS - MARCH 31, 2000 and 1999




                                     ASSETS


                                                    2000            1999
                                                ------------    ------------
Property and equipment (Note 3):
     Land ...................................   $  1,289,565    $  1,289,565
     Buildings ..............................      5,189,188       5,189,188
     Equipment ..............................        529,825         512,860
                                                ------------    ------------
                                                   7,008,578       6,991,613
     Less accumulated depreciation ..........     (5,670,346)     (5,644,010)
                                                ------------    ------------
                                                   1,338,232       1,347,603

Cash ........................................        293,684         338,867
Restricted cash (Note 3) ....................        157,420         110,559
Accounts receivable .........................         12,167          13,977
Prepaid expenses ............................        109,199         104,666
Redevelopment planning costs ................        831,154         333,113
Deferred loan costs, less accumulated
   amortization of $295,196 in 2000 and
   $135,377 in 1999 .........................        270,767         307,672
                                                ------------    ------------

                                                $  3,012,623    $  2,556,457
                                                ============    ============





         LIABILITIES AND PARTNERS' DEFICIT


Long-term debt (Note 3) .....................   $ 29,039,490    $ 25,000,000
Accounts payable ............................        156,529         158,706
Accrued interest ............................        208,053         150,694
Other accrued expenses ......................         30,559          22,347
Tenants' security deposits ..................        195,534         179,709
                                                ------------    ------------

                                                  29,630,165      25,511,456

Partners' deficit ...........................    (26,617,542)    (22,954,999)
                                                ------------    ------------

                                                $  3,012,623    $  2,556,457
                                                ============    ============







                     See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                   STATEMENTS OF INCOME AND PARTNERS' DEFICIT
                        YEARS ENDED MARCH 31, 2000, 1999 AND 1998





                                                 2000            1999            1998
                                             ------------    ------------    ------------
Revenues:
   Apartment rentals .....................   $  4,650,709    $  4,455,235    $  4,332,273
   Other rental related ..................        173,092         166,529         158,274
                                             ------------    ------------    ------------
                                                4,823,801       4,621,764       4,490,547
                                             ------------    ------------    ------------



Costs and expenses:
   Operating .............................      1,299,381       1,186,348       1,214,612
   General and administrative ............        236,045         207,828         191,886
   Management fees, related party (Note 2)        122,194         116,088         113,538
   Redevelopment planning costs ..........           --              --             5,808
   Depreciation ..........................         26,336          28,563         175,515
   Interest and amortization of loan costs      2,264,888       2,049,110       2,102,944
                                             ------------    ------------    ------------
                                                3,948,844       3,587,937       3,804,303
                                             ------------    ------------    ------------

Income before extraordinary loss .........        874,957       1,033,827         686,244

Extraordinary loss from the early
  extinguishment of debt .................           --          (197,401)              _
                                             ------------    ------------    ------------

Net income ...............................        874,957         836,426         686,244


Partners' deficit, beginning of year .....    (22,954,999)    (18,344,925)    (18,107,169)

Cash distributed to partners .............     (4,537,500)     (5,446,500)       (924,000)
                                             ------------    ------------    ------------

Partners' deficit, end of year ...........   $(26,617,542)   $(22,954,999)   $(18,344,925)
                                             ============    ============    ============













                     See accompanying notes to financial statements

                                    UCV, L.P.
                       (a California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                    2000            1999            1998
                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net income ..............................   $    874,957    $    836,426    $    686,244
   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation ..........................         26,336          28,563         175,515
     Amortization of deferred loan costs ...        159,819         145,343         119,592
     Extraordinary loss from extinguishment
        of debt ............................           --           197,401            --
   Changes in assets and liabilities:
     (Increase) decrease in restricted cash         (46,861)          5,808          50,361
     Decrease in accounts receivable .......          1,810          14,671           2,482
     (Increase) decrease in prepaid expenses         (4,533)         (4,126)        (28,713)
     Increase (decrease) in accounts payable
      and other accrued expenses ...........          6,035          80,112         (62,624)
     Increase in accrued interest ..........         57,359         150,694            --
     Other .................................         15,825           3,951           3,672
                                               ------------    ------------    ------------

   Net cash provided by operating activities      1,090,747       1,458,843         946,529
                                               ------------    ------------    ------------

Net cash from investing activities:
   Additions to redevelopment planning costs       (498,041)       (303,649)        (29,464)
   Additions to property and equipment .....        (16,965)        (37,433)        (13,184)
                                               ------------    ------------    ------------
   Net cash used by investing activities ...       (515,006)       (341,082)        (42,648)
                                               ------------    ------------    ------------


Cash flows from financing activities:
   Extinguishment of long-term debt ........           --       (19,833,500)           --
   Costs related to early extinguishment of
     long-term debt ........................           --          (157,521)           --
   Proceeds from long term debt ............      4,039,490      25,000,000            --
   Loan costs ..............................       (122,914)       (383,049)        (60,000)
   Cash distributed to partners ............     (4,537,500)     (5,446,500)       (924,000)
                                               ------------    ------------    ------------

   Net cash used by financing activities ...       (620,924)       (820,570)       (984,000)
                                               ------------    ------------    ------------


Net increase (decrease) in cash ............        (45,183)        297,191         (80,119)

Cash, beginning of year ....................        338,867          41,676         121,795
                                               ------------    ------------    ------------

Cash, end of year ..........................   $    293,684    $    338,867    $     41,676
                                               ============    ============    ============


Supplemental cash flow information:
   Interest paid ...........................   $  2,047,710    $  1,753,073    $  1,983,350
                                               ============    ============    ============

  Non-cash investing activities:
     In the year ended March 31, 1999 the Partnership disposed of fully depreciated assets with a cost and accumulated depreciation of $22,213.


                     See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

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

   (e) Redevelopment planning costs- The Partnership capitalizes engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project. In the year ended March 31, 1998 the Partnership expensed as incurred certain redevelopment planning expenses that had no future benefit.

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

   (i) Valuation impairment - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets.

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

2.  Related party transactions:

   An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues, as defined. A general contractor that was an affiliate of a partner was paid $27,302 in 1998 for roof repairs and other maintenance.

   In July 1998 the Partnership entered into development services agreements with two affiliates of a partner. The agreements are cancelable on 30 days notice and relate to planning for redevelopment of the apartments. During the years ended March 31, 2000 and 1999, the affiliate was paid $96,000 and $72,000, respectively, for these development services.

3. Long-term debt:


   As of March 31, 1998 long-term debt was a $19,833,500 note payable that originated in June 1994 and was scheduled to mature in September 1998. The note provided for payments of interest only at a fixed annual rate of 10 percent. On May 4, 1998 the Partnership paid the $19,833,500 note with the proceeds of a $25,000,000 note payable. The note was scheduled to mature May 1, 2001. On October 14, 1999, the loan amount was increased by $4,450,000, of which the lender is holding back $410,510 for capital replacements, and modified its existing long-term loan agreement. The interest rate on the original $25,000,000 loan remains unchanged, however the due date of the loan was changed from May 1, 2001 to October 15, 2001. The loan may not be prepaid prior to January 1, 2001. On maturity, a fee of up to $294,500 may be due under certain circumstances. The note payable is collateralized by the land, buildings, leases and security deposits. Payments are due as follows:

                                                            2000         1999
                                                        -----------  -----------
    Payable through April 2000 in monthly installments
      of interest only (7.94% as of March 31, 2000)
      based on a variable rate of interest equal to
      LIBOR plus 2 percentage points, thereafter
      payable  in  monthly  installments of interest
      plus principal based on a 25 year amortization
      schedule .......................................  $25,000,000  $25,000,000
    Payable through April 2000 in monthly installments
      of interest only (10.69% as of March 31, 2000)
      based on a variable  rate of interest  equal to
      the greater of 10% or LIBOR plus 4.75 percentage
      points, thereafter payable in monthly installments
      of interest plus  principal  based on a 25 year
      amortization schedule. Additional  principal
      payments are due quarterly equal to 50% of the
      quarterly cash flow .............................   4,039,490        --
                                                        -----------  -----------
    Total                                               $29,039,490  $25,000,000
                                                        ===========  ===========

   The Partnership is also required to make monthly payments of approximately $9,600 to a property tax impound account and may have to pay an amount into a capital replacement and maintenance reserve annually if the Partnership's qualifying annual expenditures do not exceed $135,500. Restricted cash represents the balance of the tax impound and replacement reserve accounts and the bank accounts used for security deposits.

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


   The proceeds of the from the $25,000,000 loan, after extinguishing the $19,833,500 note payable, were utilized in 1999 to: pay a prepayment penalty of $157,521, pay loan costs of $443,049 (of which $60,000 was a deposit as of March 31, 1998), pay distributions to the partners of $4,000,000, and provide working capital of $565,930. The refinancing resulted in charges of $197,401 related to the prepayment penalty of $157,521 and $39,880 of the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as an extraordinary loss from extinguishment of debt in the year ended March 31, 1999.

   The proceeds of the additional loan of $4,039,490, which is net of the capital replacement hold back, were used in the year ended March 31, 2000 to pay loan costs of approximately $125,000 and make distributions to partners.

   Principal maturities of long-term debt, based on the interest rate at September 1, 2000, are as follows: 2001 - $660,000; 2002 - $28,379,000.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        (Registrant)               SPORTS ARENAS, INC.


        By (Signature and Title)  /s/ Harold S. Elkan
                                      ------------------
                                      Harold S. Elkan, President & Director

        DATE:                         October 12, 2000
                                      ----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              SIGNATURE                TITLE                         DATE
     -------------------------     -----------------------     ----------------




     /s/ Steven R. Whitman        Chief Financial Officer,     October 12, 2000
     -------------------------      Director, and Principal    ----------------
     Steven R. Whitman              Accounting Officer



     /s/ Robert A. MacNamara      Director                     October 12, 2000
     -----------------------                                   ----------------
     Robert A. MacNamara



     /s/ Patrick D. Reiley         Director                    October 12, 2000
     -------------------------                                 ----------------
     Patrick D. Reiley