Form 10-Q
period 2000-09-30
SPORTS ARENAS INC
filed 2000-11-15
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000
                              OR

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 2000 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of September 30, 2000 (unaudited)
        and June 30, 2000 ............................................    1-2

      Unaudited Statements of Operations for the
        Three Months Ended September 30, 2000 and 1999 ...............     3

      Unaudited Statements of Cash Flows for the
        Three Months Ended September 30, 2000 and 1999 ...............     4

      Notes to Financial Statements ..................................    5-8


Item 2.- Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............    9-11

Item 3.- Quantitative and Qualitative Disclosures about Market Risk ..    12

Part II - Other Information ........................................      13


Signatures .......................................................        14

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS

                                                     September 30,   June 30,
                                                         2000         2000
                                                      ------------  ----------
                                                       (Unaudited)

Current assets:
   Cash and cash equivalents                             $ 23,027     $ 13,961
   Current portion of notes receivable- affiliate             --        50,000
   Other receivables                                      112,195      193,510
   Inventories                                            276,933      304,906
   Prepaid expenses                                       279,888      238,719
                                                      ------------  ----------
      Total current assets                                692,043      801,096
                                                      ------------  ----------

Receivables due after one year:
   Note receivable- affiliate, net                          2,787       73,866
   Less current portion                                       --       (50,000)
                                                      ------------  ----------
                                                            2,787       23,866
                                                      ------------  ----------
Property and equipment, at cost:
   Land                                                   678,000      678,000
   Buildings                                            2,461,327    2,461,327
   Equipment and leasehold and tenant improvements      2,515,534    2,347,767
                                                      ------------  ----------
                                                        5,654,861    5,487,094
    Less accumulated depreciation and amortization     (2,242,911)  (2,160,132)
                                                      ------------  ----------
      Net property and equipment                        3,411,950    3,326,962
                                                      ------------  ----------

Other assets:
   Undeveloped land, at cost                            1,507,052    1,501,318
   Intangible assets, net                                 234,048      246,123
   Investments                                            549,446      564,446
   Other                                                  135,241      137,425
                                                      ------------  ----------
                                                        2,425,787    2,449,312
                                                      ------------  ----------

                                                       $6,532,567   $6,601,236
                                                      ============  ==========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                     September 30,   June 30,
                                                         2000          2000
                                                      ------------  ----------
                                                      (Unaudited)

Current liabilities:
   Assessment district obligation- in default          $2,914,574   $2,831,180
   Notes payable-short term                             2,050,000    1,350,000
   Current portion of long-term debt                    1,819,000    1,874,000
   Accounts payable                                       937,501      796,483
   Accrued payroll and related expenses                   225,980      164,170
   Accrued property taxes- in default                     382,706      356,178
   Accrued interest                                        89,638       41,079
   Other liabilities                                      176,369      216,009
                                                      ------------  ----------
      Total current liabilities                         8,595,768    7,629,099
                                                      ------------  ----------

Long-term debt, excluding current portion               1,951,365    1,967,169
                                                      ------------  ----------

Distributions received in excess of basis
  in investment                                        14,525,401   14,498,208
                                                      ------------  ----------

Other liabilities                                         135,831      123,831
                                                      ------------  ----------

Minority interest in consolidated subsidiary            1,712,677    1,712,677
                                                      ------------  ----------


Shareholders' equity deficit:
   Common stock, $.01 par value,
    50,000,000 shares authorized, 27,250,000
    shares issued and outstanding                         272,500      272,500
   Additional paid-in capital                           1,730,049    1,730,049
   Accumulated deficit                                (20,099,532) (19,040,805)
                                                      ------------  ----------
                                                      (18,096,983) (17,038,256)
   Less note receivable from shareholder               (2,291,492)  (2,291,492)
                                                      ------------  ----------
     Total shareholders' deficit                      (20,388,475) (19,329,748)
                                                      ------------  ----------

Commitments and contingencies (Note 6)

                                                       $6,532,567   $6,601,236
                                                      ============  ==========









     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                                          2000        1999
                                                       ----------   ----------
Revenues:
   Bowling                                             $  661,597   $  624,572
   Rental                                                 168,833      156,277
   Golf                                                   287,009      123,930
   Other                                                   34,282       28,457
   Other-related party                                     44,351       42,699
                                                       ----------   ----------
                                                        1,196,072      975,935
                                                       ----------   ----------
Costs and expenses:
   Bowling                                                533,377      534,770
   Rental                                                  69,283       62,742
   Golf                                                   526,176      272,872
   Development                                             41,280       61,333
   Selling, general, and administrative                   827,345      848,391
   Depreciation and amortization                           99,116       95,569
                                                       -----------  ----------
                                                        2,096,577    1,875,677
                                                       -----------  ----------

Loss from operations                                     (900,505)    (899,742)
                                                       -----------  ----------

Other income (charges):
   Investment income:
     Related party                                            --         9,920
     Other                                                    --           316
   Interest expense:
     Development activities                               (83,394)     (63,376)
     Other and amortization of finance costs             (129,990)     (88,768)
   Loss on sale of undeveloped land                           --          (638)
   Equity in income of investees                           55,162      141,089
                                                       -----------  ----------
                                                         (158,222)      (1,457)
                                                       -----------  ----------


Net loss                                              $(1,058,727)   $(901,199)
                                                       ===========  ==========


Basic and  diluted  net loss per  common
 share  (based on  27,250,000  weighted
 average common shares outstanding) from:
        Net loss                                        ($0.04)      ($0.03)
                                                        =======      =======









     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                                          2000          1999
                                                       -----------   ---------
Cash flows from operating activities:
  Net loss                                            ($1,058,727)   ($901,199)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred financing costs              2,280        2,280
      Depreciation and amortization                        99,116       95,569
      Equity in income of investees                       (55,162)    (141,089)
      Deferred income                                      12,000       12,000
      Loss on sale of undeveloped land                        --           638
      Interest accrued on assessment
        district obligations                               83,394       63,377
    Changes in assets and liabilities:
      Decrease in receivables                              81,315        4,154
      Decrease in inventories                              27,973        5,669
      Increase in prepaid expenses                        (41,169)     (69,351)
      Increase in accounts payable                        141,018      118,566
      Increase (decrease) in accrued expenses              97,257      (32,220)
      Other                                                 8,997       (5,904)
                                                       -----------  ----------
        Net cash used by operating activities            (601,708)    (847,510)
                                                       -----------  ----------

Cash flows from investing activities:
   (Increase) decrease in notes receivable                 71,079       (6,623)
   Capital expenditures                                  (167,767)     (43,576)
   Increase in development costs on
     undeveloped land                                      (5,734)     (17,278)
   Proceeds from sale of undeveloped land                     --       190,362
   Distributions from investees                            84,000      157,000
                                                       -----------  ----------
        Net cash provided (used) by
          investing activities                            (18,422)     279,885
                                                       -----------  ----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt         (70,804)     (68,934)
   Extinguishment of long-term debt                           --       (75,927)
   Proceeds from note payable                             700,000      550,000
                                                       -----------  ----------
       Net cash provided by financing activities          629,196      405,139
                                                       -----------  ----------

Net increase (decrease) in cash and
   cash equivalents                                         9,066     (162,486)
Cash and cash equivalents, beginning of year               13,961      357,906
                                                       -----------  ----------
Cash and cash equivalents, end of year                 $   23,027   $  195,420
                                                       ===========  ==========





     See accompanying notes to consolidated condensed financial statements.

                            SPORTS ARENAS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 AND 1999 (Unaudited)


1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling and golf shaft manufacturing operations, the financial results for the interim periods ended September 30, 2000 and 1999, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                September 30,    June 30,
                                                     2000          2000
                                                 -----------   -----------
         Vail Ranch Limited Partnership
          (equity method)                           $549,446      $564,446
                                                 ===========   ===========
        Investment in UCV, L.P. classified as
         liability- Distributions received
         in excess of basis in investment        $14,525,401   $14,498,208
                                                 ===========   ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                             2000        1999
                                          ---------   ---------
        UCV, L.P.                          $ 70,162   $ 141,089
        Vail Ranch Limited Partnership      (15,000)        --
                                          ---------   ---------
                                           $ 55,162   $ 141,089
                                          =========   =========

     The following is a summary of distributions received from investees:
                                             2000        1999
                                           --------   ---------
        UCV, L.P.                          $ 84,000   $ 157,000
        Vail Ranch Limited Partnership          --          --
                                           --------   ---------
                                           $ 84,000   $ 157,000
                                           ========   =========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the three-month periods ended June 30, 2000 and 1999 are as follows:

                                                     2000           1999
                                                  ---------      ---------
        Revenues                                  $1,235,000     $1,158,000
        Operating and general and
          administrative costs                       407,000        392,000
        Depreciation                                   5,000          7,000
        Interest expense                             683,000        477,000
        Net income                                   140,000        282,000

4. Undeveloped land:

   RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owns 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company. Once the legal matters described below are resolved, OVPGP is obligated to assign its interest in the 33 acres of land to Old Vail Partners, L.P. The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for over the last eight years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,242,342 regarding delinquent assessment district payments ($1,859,636) and property taxes ($382,706). On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001.

   The delinquent principal, interest and penalties ($1,859,636) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,054,938) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at September 30, 2000. In addition, the consolidated balance sheet at September 30, 2000 includes $382,706 of delinquent property taxes and late fees related to the 33-acre parcel.

   In November 1993, the City of Temecula adopted a general development plan that designated the property owned by OVPGP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned OVPGP's property from a "commercial" to "professional office" use. The property is subject to assessment district obligations that were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of assessment district costs. OVPGP filed suit against the City of Temecula claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVPGP's property without payment of just compensation. OVPGP sought to have the effective re-zoning invalidated and an unspecified amount of damages. OVPGP previously suffered adverse outcomes in other suits filed in relation to this matter. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVPGP and the City of Temecula attempted to informally resolve this litigation. On October 23, 2000, the City of Temecula's city council granted preliminary approval of OVPGP's request for re-zoning and general plan amendment related to a development plan which includes a combination of multi-family and commercial uses. Once the re-zoning and general plan amendment requested by OVPGP are adopted by the City of Temecula, OVPGP will abandon its legal claims against the City of Temecula.

5. Notes payable:

   Pursuant to a short term loan agreement with the Company's partner in UCV, the Company borrowed an additional $700,000 in the three months ended September 30, 2000, $350,000 on October 17, 2000 and $150,000 on November 10,
   2000.

   The Company has agreed in principle to repay principal from the proceeds of the following events: $500,000 from the sale proceeds of the office building as disclosed in Note 7(a); up to $500,000 from any distributions received from proceeds of future refinancing of UCV; up to $350,000 from distributions received from the sale of the 33 acres owned by Old Vail Partners, a general partnership; up to $350,000 from 50% of the distributions received from the sale of the shopping center in which Old Vail Partners, Ltd. is a partner. The remaining balance will become due on July 31, 2001, however, the Company will have the ability to extend the due date for up to one additional year.

6. Contingencies:

   The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company's financial position.

7. Significant events:

   (a) Agreement to sell Office Building:
     On September 28, 2000 the Company agreed to sell the office building for $3,725,000. The sale is contingent on the existing lender's approval of the buyer assuming the loan (balance of $1,953,353 as of September 30, 2000) related to the office building. The following is a summary of the results
     from  operations  of  the  office   building   included  in  the  financial
     statements:
                                            2000          1999
                                        ----------      ---------
         Rents                           $ 127,000      $ 113,000
         Costs                              28,000         28,000
         Allocated SG&A                      6,000          6,000
         Depreciation                       16,000         21,000
                                        ----------      ---------
         Income from operations             77,000         58,000
         Interest expense                   41,000         42,000
                                        ----------      ---------
         Income from continuing
           operations                       36,000         16,000
                                        ==========      =========

   (b) Agreement to sell Valley Bowl real estate:
     On October 23, 2000 the Company agreed to sell the land and building occupied by the Valley Bowling Center for $2,215,000. The land and building are collateral for a $1,660,977 note payable as of September 30, 2000. The sale is contingent on the buyer obtaining financing. Once the building is sold the bowling center will discontinue its operations. The following is a summary of the results of operations of the bowling center included in the financial statements:

                                            2000          1999
                                        ----------      ---------
         Revenues                       $  238,000      $ 278,000
         Costs                             171,000        204,000
         Direct SG&A                        63,000         73,000
         Allocated SG&A                     17,000         22,000
         Depreciation                       23,000         23,000
                                        ----------      ---------
         Income from operations           ( 36,000)      ( 44,000)
         Interest expense                   37,000         36,000
                                        ----------      ---------
         Income from continuing
           operations                     ( 73,000)      ( 80,000)
                                       ===========      =========

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

   The following is summarized information about the Company's operations by business segment.

                                                 Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
--------------------------------------
Revenues .......................   $   661,597    $   185,081   $      --      $   287,009    $    78,633    $ 1,212,320
Depreciation and amortization...        25,842         29,612          --           33,585         10,077         99,116
Interest expense ...............        37,417         41,423        83,394          2,019         49,131        213,384
Equity in income of investees ..          --           70,162       (15,000)          --             --           55,162
Loss on sale ...................          --             --            --             --             --             --
Segment profit (loss) ..........      (155,380)       108,925      (144,674)      (742,411)      (125,187)    (1,058,727)
Investment income ..............                                                                                    --
Loss from operations ...........                                                                              (1,058,727)

THREE MONTHS ENDED SEPTEMBER 30, 1999:
--------------------------------------
Revenues .......................   $   624,572    $   171,829   $      --      $   123,930    $    71,156    $   991,487
Depreciation and amortization...        26,670         34,404          --           22,202         12,293         95,569
Interest expense ...............        36,285         41,754        64,397          4,231          5,477        152,144
Equity in income of investees ..          --          141,089          --             --             --          141,089
Loss on sale ...................          --             --            (638)          --             --             (638)
Segment profit (loss) ..........      (201,625)       168,018      (131,368)      (636,120)      (110,340)      (911,435)
Investment income ..............                                                                                  10,236
Loss from operations ...........                                                                                (901,199)

                                        2000         1999
                                    -----------   ---------
Revenues per segment schedule ..    $1,212,320    $ 991,487
Intercompany rent eliminated ...       (16,248)     (15,552)
                                    -----------   ---------
Consolidated revenues ..........    $1,196,072    $ 975,935
                                    ===========   =========

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
---------------------------------------------------------------
          CONDITION  AND  RESULTS OF OPERATIONS:
          ---------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $4,606,445 at September 30, 2000, which is a $965,800 increase from the similarly calculated working capital deficit of $3,640,645 at June 30, 2000. The decrease in working capital is primarily attributable to the cash used by operating activities for the three months ended September 30, 2000. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                         2000         1999       Change
                                      ----------   ----------   ---------
     Bowling                          $(129,000)    (174,000)   $  45,000
     Rental                              70,000       63,000        7,000
     Golf                              (709,000)    (614,000)     (95,000)
     Development                        (46,000)     (67,000)      21,000
     General corporate expense and
       other                           (103,000)     (76,000)     (27,000)
                                      ----------   ----------   ---------
     Cash used by continuing
       operations                      (917,000)    (868,000)     (49,000)
     Capital expenditures              (174,000)     (61,000)    (113,000)
     Principal payments on long-term
       debt                             (71,000)     (69,000)      (2,000)
                                      ----------   ----------   ---------
     Cash used                        (1,162,000)   (998,000)    (164,000)
                                      ==========   ==========   =========
     Distributions received from
       investees                         84,000      157,000      (73,000)
                                      ==========   ==========   =========

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last several years. It has used its share of distributions from investees and proceeds from refinancings and sales of assets to fund these deficits.

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel as of September 30, 2000 was approximately $1,859,000. The principal balance of the allocated portion of the bonds ($1,384,153 as of September 30, 2000), and delinquent interest and penalties ($1,530,421 as of September 30, 2000) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, the consolidated balance sheet includes $382,706 of delinquent property taxes and late fees as of September 30, 2000. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001. The Company estimates the value of this land is approximately $4,000,000 to $5,000,000 if the property was zoned "commercial". However, the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use and, if uncontested, might have significantly impaired the value of the property. The Company contested this action. On October 23, 2000, the City of Temecula's city council granted preliminary approval of OVPGP's request for re-zoning and general plan amendment related to a development plan which includes a combination of multi-family and commercial uses. Once the re-zoning and general plan amendment requested by OVPGP are adopted by the City of Temecula, OVPGP will abandon its legal claims against the City of Temecula. OVPGP is now marketing the property for sale.

On September 28, 2000 the Company agreed to sell the office building for $3,725,000. The sale is contingent on the existing lender's approval of the buyer assuming the loan (balance of $1,953,353 as of September 30, 2000) related to the office building.

On October 23, 2000 the Company agreed to sell the land and building occupied by the Valley Bowling Center for $2,215,000. The land and building are collateral for a $1,660,977 note payable as of September 30, 2000. The sale is contingent on the buyer obtaining financing. Once the building is sold the bowling center will discontinue its operations.

Excluding the possible sale of the Valley Bowl real estate and the closing of that bowling center, Management estimates negative cash flow of $500,000 to $700,000 for the remaining quarters of the year ending June 30, 2001 from operating activities after adding the estimated sales proceeds from the sale of the office building and deducting capital expenditures and principal payments on notes payable. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating other sources of working capital from the sale of undeveloped land in Temecula or obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

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

                              RESULTS OF OPERATIONS

The following is a summary of the changes in the results of operations of the three-month period ended September 30, 2000 to the same period in 1999 and a discussion of the significant changes:

                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $  37,025  $    13,252        --      $  163,079   $   7,477    $ 220,833
 Costs ..........................      (1,393)       6,541     (20,053)      253,304        --        238,399
 SG&A-direct ....................      (3,322)        --          --           2,895     (19,923)     (20,350)
 SG&A-allocated .................      (4,809)        --          --           4,000         809         --
 Depreciation and amortization ..        (828)      (4,792)       --          11,383      (2,216)       3,547
 Interest expense ...............       1,132         (331)     18,997        (2,212)     43,654       61,240
 Equity in investees ............        --        (70,927)    (15,000)         --           --       (85,927)
 Loss on sale ...................        --           --           638          --           --           638
 Segment profit (loss) ..........      46,245      (59,093)    (13,306)     (106,291)    (14,847)    (147,292)
 Investment income ..............                                                                     (10,236)
 Loss from operations ...........                                                                    (157,528)

     Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $696.

BOWLING OPERATIONS:

Bowl revenues increase by 6% primarily due to a 22% increase ($77,000) in one of the bowling center's revenues (Grove Bowl). This was partially offset by a 14% decrease in Valley Bowl's revenues ($40,000). The Grove Bowl's revenues have consistently increased since the surrounding shopping center was redeveloped and reopened in March 2000. Grove Bowls increase was the result of a combination of a 15% increase in games bowled and an overall increase in the average price of 5%. Valley Bowl's decrease in revenues is part of consistent decline that reflective of its poor location in a declining bowling market.

There was no significant change in bowling costs, however Grove Bowl's costs increased by 10% ($32,000) and Valley Bowl's costs decreased by 16% ($33,000). The Grove Bowl increase is primarily related to an increase in utility costs due to the increase in electric rates in San Diego. Although Valley Bowl's utility costs increased also ($19,000), this increase was offset by a decrease in payroll and lane maintenance expenses. The Company is currently evaluating alternatives for a supplier of electricity that will significantly reduce the volatility in utility rates. There was not significant change in direct selling, general and administrative expenses.

RENTAL OPERATIONS:

Rental revenues increased primarily due to a 13% increase in the average rental rate at the Company's office building. Rental costs increased due to an increase in the rent expense for the subleasehold interest.

The equity in income of UCV decreased primarily due to a increase in UCV's interest expense ($206,000) related to the increase in financing in October 1999. Otherwise, UCV's rents increased by 7% ($77,000) and the expenses increased 3% ($13,000).

REAL ESTATE DEVELOPMENT OPERATIONS:

Development costs and expenses primarily consists of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Development costs decreased primarily due to a decrease in legal expenses. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners.

GOLF OPERATIONS:
Prior to January 2000, golf shaft sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, direct sales to the after market also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors.

Operating  expenses of the golf segment  consisted of the  following in 2000 and
1999

                                          2000       1999
                                        --------  --------
       Costs  of  sales  and
         manufacturing overhead         $458,000  $205,000
       Research and development           68,000    68,000
                                        --------  --------
          Total golf costs               526,000   273,000
                                        ========  ========

       Marketing and promotion           345,000   370,000
       Administrative costs- direct       61,000    33,000
                                        --------  --------
         Total SG&A-direct               406,000   403,000
                                        ========  ========

Total golf costs increased in 2000 primarily due to an increase in the amount of cost of goods sold related to increased sales, and an increase in manufacturing overhead related to the plant facilities into which Penley relocated in June 2000.

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

                         2001           2002      2003    2004      2005    Thereafter     Total
                     ------------    ---------  -------  -------   -------  ----------   ----------
Fixed rate debt ..   $     84,000    $  39,000  $21,000  $22,000   $24,000  $1,855,000   $2,045,000
Weighted average
   interest rate .         8.2%         8.2%      8.2%     8.2%      8.2%       8.2%        8.2%

Variable rate debt   $  3,769,000    $   6,000     --      --         --         --      $3,775,000
Weighted average
   interest rate .        10.1%        10.5%       --      --         --         --        10.1%

The amounts for 2001 relate to the nine months ended June 30, 2001.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $28,768,000 as of June 30, 2000 for which the interest rate is 9.0 percent. The principal cash flows for each of UCV's fiscal years ending March 31 is: 2001- $349,000; 2002- $28,419,000; and $28,768,000 in total.


The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

        As of September 30, 2000, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2000.


ITEM 2. Changes in Securities

          NONE


ITEM 3. Defaults upon Senior Securities

          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder
        --------------------------------------------------

          NONE

ITEM 5. Other Information

          NONE


ITEM 6. Exhibits & Reports on Form 8-K

     (a) Exhibits: Financial Data Schedule

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


     Date:   November 14, 2000
             -----------------



     By:/s/ Steven R. Whitman
        ---------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: November 14, 2000
           -----------------