Form 10-Q
period 2000-12-31
SPORTS ARENAS INC
filed 2001-02-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                     OR

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

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2000

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of December 31, 2000 (unaudited) and June 30,      1-2
      2000

      Unaudited Statements of Operations for the Three Months Ended
             December 31, 2000 and 1999                                     3

      Unaudited Statements of Operations for the Six Months Ended
             December 31, 2000 and 1999                                     4

      Unaudited Statements of Cash Flows for the Six Months Ended
             December 31, 2000 and 1999                                     5

      Notes to Financial Statements                                        6-10


Item 2.- Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    11-15

Item 3.- Quantitative and Qualitative Disclosures about Market Risk         15

Part II - Other Information                                                 16


Signatures                                                                  17

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS

                                                       December 31    June 30,
                                                          2000         2000
                                                      ------------  ----------
                                                       (Unaudited)

Current assets:
   Cash and cash equivalents                            $ 702,609     $ 13,961
   Current portion of notes receivable- affiliate               -       50,000
   Other receivables                                      185,679      193,510
   Inventories                                            283,846      304,906
   Prepaid expenses                                       126,008      238,719
                                                      ------------  ----------
      Total current assets                              1,298,142      801,096
                                                      ------------  ----------

Receivables due after one year:
   Note receivable- affiliate, net                              -       73,866
   Less current portion                                         -      (50,000)
                                                      ------------  ----------
                                                                -       23,866
                                                      ------------  ----------
Property and equipment, at cost:
   Land                                                         -      678,000
   Buildings                                                    -    2,461,327
   Equipment and leasehold and tenant improvements      2,079,029    2,347,767
                                                      ------------  ----------
                                                        2,079,029    5,487,094
      Less accumulated depreciation and amortization     (979,145)  (2,160,132)
                                                      ------------  ----------
       Net property and equipment                       1,099,884    3,326,962
                                                      ------------  ----------

Other assets:
   Undeveloped land, at cost                            1,513,845    1,501,318
   Intangible assets, net                                 170,247      246,123
   Investments                                            534,446      564,446
   Other                                                  120,999      137,425
                                                      ------------  ----------
                                                        2,339,537    2,449,312
                                                      ------------  ----------

                                                       $4,737,563   $6,601,236
                                                      ============  ==========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                     December 31,   June 30,
                                                         2000         2000
                                                     ------------  ----------
                                                      (Unaudited)
Current liabilities:
   Assessment district obligation- in default         $2,961,459    $2,831,180
   Notes payable-short term                            2,050,000     1,350,000
   Current portion of long-term debt                      98,000     1,874,000
   Accounts payable                                      683,942       796,483
   Accrued payroll and related expenses                  218,153       164,170
   Accrued property taxes- in default                    408,917       356,178
   Accrued interest                                      125,955        41,079
   Other liabilities                                     222,787       216,009
                                                     ------------   ----------
      Total current liabilities                        6,769,213     7,629,099
                                                     ------------   ----------

Long-term debt, excluding current portion                 10,734     1,967,169
                                                     ------------   ----------

Distributions received in excess of basis
   in investment                                      14,403,473    14,498,208
                                                     ------------   ----------

Other liabilities                                        120,000       123,831
                                                     ------------   ----------

Minority interest in consolidated subsidiary           1,712,677     1,712,677
                                                     ------------   ----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000
     shares issued and outstanding                       272,500       272,500
   Additional paid-in capital                          1,730,049     1,730,049
   Accumulated deficit                               (17,989,591)  (19,040,805)
                                                     ------------   ----------
                                                     (15,987,042)  (17,038,256)
   Less note receivable from shareholder              (2,291,492)   (2,291,492)
                                                     ------------   ----------

     Total shareholders' deficit                     (18,278,534)  (19,329,748)
                                                     ------------   ----------

Commitments and contingencies (Note 6)

                                                      $4,737,563    $6,601,236
                                                     ============   ==========







     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Unaudited)

                                                          2000        1999
                                                      ----------   ----------
Revenues:
   Bowling                                            $  668,135   $  625,382
   Rental                                                142,314      160,113
   Golf                                                  243,620      157,601
   Other                                                  44,152       32,290
   Other-related party                                    44,441       42,635
                                                      ----------   ----------
                                                       1,142,662    1,018,021
                                                      ----------   ----------
Costs and expenses:
   Bowling                                               509,679      501,494
   Rental                                                 63,168       61,638
   Golf                                                  492,546      331,941
   Development                                            43,712       28,980
   Selling, general, and administrative                  954,868      924,282
   Depreciation and amortization                          65,695       96,383
                                                      -----------  ----------
                                                       2,129,668    1,944,718
                                                      -----------  ----------

Loss from operations                                    (987,006)    (926,697)
                                                      -----------  ----------

Other income (charges):
   Investment income:
     Related party                                         7,263       10,053
     Other                                                     -        8,773
   Interest expense:
     Development activities                              (46,885)     (69,625)
     Other and amortization of finance costs            (160,684)     (90,717)
   Gain on sale of office building                     2,764,483            -
   Gain on sale of bowling center building               482,487            -
   Equity in income of investees                          50,283      102,210
                                                      -----------  ----------
                                                       3,096,947      (39,306)
                                                      -----------  ----------

Net income (loss)                                     $2,109,941   $ (966,003)
                                                      ===========  ==========


Basic and diluted net income (loss) per
  common share (based on 27,250,000
  weighted average common shares outstanding)           $0.08       ($0.04)
                                                       ======       =======



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Unaudited)

                                                         2000         1999
                                                      ----------   ----------
Revenues:
   Bowling                                            $1,329,732   $1,249,954
   Rental                                                311,147      316,390
   Golf                                                  530,629      281,531
   Other                                                  78,434       60,747
   Other-related party                                    88,792       85,334
                                                      ----------   ----------
                                                       2,338,734    1,993,956
                                                      ----------   ----------
Costs and expenses:
   Bowling                                             1,043,056    1,036,264
   Rental                                                132,451      124,380
   Golf                                                1,018,722      604,813
   Development                                            84,992       90,313
   Selling, general, and administrative                1,782,213    1,772,673
   Depreciation and amortization                         164,811      191,952
                                                      ----------   ----------
                                                       4,226,245    3,820,395
                                                      ----------   ----------

Loss from operations                                  (1,887,511)  (1,826,439)
                                                      ----------   ----------

Other income (charges):
   Investment income:
     Related party                                         7,263       19,973
     Other                                                     -        9,089
   Interest expense:
     Development activities                             (130,279)    (133,001)
     Other and amortization of finance costs            (290,674)    (179,485)
   Loss on sale of undeveloped land                            -         (638)
   Gain on sale of office building                     2,764,483            -
   Gain on sale of bowling center building               482,487            -
   Equity in income of investees                         105,445      243,299
                                                      ----------   ----------
                                                       2,938,725      (40,763)
                                                      ----------   ----------


Net income (loss)                                     $1,051,214  $(1,867,202)
                                                      ==========   ==========


Basic and diluted net income (loss) per
  common share (based on 27,250,000
  weighted average common shares outstanding)           $0.04       ($0.07)
                                                        ======      =======



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Unaudited)

                                                          2000         1999
                                                       ----------   ----------
Cash flows from operating activities:
  Net income (loss)                                    $1,051,214  ($1,867,202)
  Adjustments to reconcile net loss to the
    net cash used by operating activities:
      Amortization of deferred financing costs             18,846        4,560
      Depreciation and amortization                       164,811      191,952
      Equity in income of investees                      (105,445)    (243,299)
      Deferred income                                      24,000       24,000
      (Gain) loss on sale of property                  (3,246,970)         638
      Interest accrued on assessment
        district obligations                              130,279      133,001
    Changes in assets and liabilities:
      Decrease in receivables                              14,032        5,474
      Decrease in inventories                              21,060       92,806
     (Increase) decrease in prepaid expenses               29,035      (64,373)
      Increase (decrease) in accounts payable            (112,541)      77,539
      Increase in accrued expenses                        198,376        9,573
      Other                                                19,675       (2,286)
                                                       -----------  ----------
        Net cash used by operating activities          (1,793,628)  (1,637,617)
                                                       -----------  ----------

Cash flows from investing activities:
   Decrease in notes receivable                            73,866       36,479
   Capital expenditures                                  (198,173)     (83,114)
   Increase in development costs on
     undeveloped land                                     (12,527)     (17,278)
   Proceeds from sale of undeveloped land                       -      190,362
   Proceeds from sale of office building                1,662,337            -
   Proceeds from bowling center building                2,047,328            -
   Distributions from investees                           114,000    2,024,500
   Contributions to investees                            (100,000)     (19,460)
                                                       -----------  ----------
        Net cash provided by investing activities       3,586,831    2,131,489
                                                       -----------  ----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt        (130,980)    (139,032)
   Extinguishment of long-term debt                    (1,650,977)     (75,927)
   Proceeds from short-term notes payable               1,200,000      550,000
   Payments on short-term notes payable                  (500,000)    (550,000)
   Other                                                  (22,598)     (22,455)
                                                       -----------  ----------
       Net cash used by financing activities           (1,104,555)    (237,414)
                                                       -----------  ----------

Net increase in cash and cash equivalents                 688,648      256,458
Cash and cash equivalents, beginning of year               13,961      357,906
                                                       -----------  ----------
Cash and cash equivalents, end of year                 $  702,609     $614,364
                                                       ===========  ==========



     See accompanying notes to consolidated condensed financial statements.

                            SPORTS ARENAS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling and golf shaft manufacturing operations, the financial results for the interim periods ended December 31, 2000 and 1999, are not necessarily indicative of operations for the entire year.

3.  Investments:
    (a) Investments consist of the following:
                                                   December 31,   June 30,
                                                      2000         2000
                                                   -----------  -----------
         Vail Ranch Limited Partnership
          (equity method)                          $  534,446    $  564,446
                                                   ==========   ===========
        Investment in UCV, L.P. classified as
          liability - Distributions received
          in excess of  basis in investment       $14,403,473   $14,498,208
                                                  ===========   ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                             2000        1999
                                          ---------   ---------
        UCV, L.P.                          $135,445   $ 268,299
        Vail Ranch Limited Partnership      (30,000)    (25,000)
                                          ---------   ---------
                                           $105,445   $ 243,299
                                          =========   =========

     The following is a summary of distributions received from investees:
                                             2000        1999
                                           --------   ---------
        UCV, L.P.                          $114,000   $2,024,500
        Vail Ranch Limited Partnership          --           --
                                           --------   ----------
                                           $114,000   $2,024,500
                                           ========   ==========


   (b) Investment in UCV, L.P.

     The operating  results of this investment are included in the  accompanying
     consolidated   condensed   statements   of   operations   based   upon  the
     partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the six and three month periods ended September 30, 2000 and 1999 are as follows:
                                       Six Months            Three Months
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
      Revenues                  $2,521,000  $2,365,000  $1,286,000  $1,206,000
      Operating and general
       and administrative
       costs                       849,000     837,000     442,000     444,000
      Depreciation                  11,000      13,000       5,000       7,000
      Interest expense           1,390,000     978,000     708,000     501,000
      Net income                   271,000     537,000     131,000     254,000

     On January 9, 2001, UCV signed a commitment letter with a lender to refinance the existing loan ($28,585,399 balance as of December 31, 2000) with a $33,000,000 loan. The new loan will be for an initial term of 18 months with two options to extend the maturity date for one year each. Monthly payments will be interest only at a rate based on LIBOR (not less than 6%) plus 2.50 points. The commitment requires UCV to pay a fee (currently estimated at $40,000) to cap LIBOR at 7%. UCV estimates the proceeds from the refinancing will be approximately $2,900,000 after loan costs and capital replacement reserves. UCV plans to use approximately $900,000 of the proceeds to fund anticipated redevelopment planning costs that would be incurred prior to obtaining financing for the redevelopment. UCV plans to distribute the remaining $2,000,000 to the partners. The Company is obligated to use fifty percent of its share of distributions from UCV, up to $500,000, to make payments on its short-term note payable.

4. Undeveloped land:

   RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owns 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company. Once the legal matters described below are resolved, OVPGP is obligated to assign its interest in the 33 acres of land to Old Vail Partners, L.P. The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for over the last eight years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,342,270 regarding delinquent assessment district payments ($1,933,353) and property taxes ($408,917). On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001. On January 19, 2001, the County of Riverside agreed to extend the due date to March 30, 2001 with options for three additional extensions to August 1, 2001. The options for additional extensions would require payments totaling $75,000 to be applied to the amount due.

   The delinquent principal, interest and penalties ($1,933,353) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,028,106) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at December 31, 2000. In addition, the consolidated balance sheet at December 31, 2000 includes $408,917 of delinquent property taxes and late fees related to the 33-acre parcel.

   In November 1993, the City of Temecula adopted a general development plan that designated the property owned by OVPGP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result is that the City of Temecula has effectively down-zoned OVPGP's property from a "commercial" to "professional office" use. The property is subject to assessment district obligations that were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations are not subject to reapportionment as a result of re-zoning, a "professional office" use is not economically feasible due to the disproportionately high allocation of assessment district costs. OVPGP filed suit against the City of Temecula claiming that, if the effective re-zoning is valid, the action is a taking and damaging of OVPGP's property without payment of just compensation. OVPGP sought to have the effective re-zoning invalidated and an unspecified amount of damages. OVPGP previously suffered adverse outcomes in other suits filed in relation to this matter. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVPGP and the City of Temecula attempted to informally resolve this litigation. On October 23, 2000, the City of Temecula's city council granted preliminary approval of OVPGP's request for re-zoning and general plan amendment related to a development plan which includes a combination of multi-family and commercial uses. On November 28, 2000 the re-zoning and general plan amendment requested by OVPGP were adopted by the City of Temecula and OVPGP abandoned its legal claims against the City of Temecula.

   On January 11, 2001, the Company agreed to sell the 33 acres to an unrelated developer for $6,550,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,028,106 as of December 31, 2000) at the time of closing, which shall be April 20, 2001. The sale is contingent on the buyer's due diligence, which must be completed by February 28, 2001.

   The following is a summary of the results from operations of the development activities related to this undeveloped land included in the financial statements in the three and six month periods:
                                         Three Months          Six Months
                                      ------------------   ------------------
                                        2000      1999       2000      1999
                                      -------    -------   --------  --------
      Development costs                44,000     29,000     85,000    90,000
      Allocated SG&A                    6,000        -       11,000    12,000
                                      -------    -------   --------  --------
      Loss from operations            (50,000)   (29,000)   (96,000) (102,000)
      Interest expense- development    47,000     70,000    130,000   133,000
                                      -------    -------   --------  --------
      Loss from continuing
       operations                     (97,000)   (99,000)  (226,000) (235,000)
                                      =======    =======   ========  ========

5. Notes payable:

   Pursuant to a short term loan agreement with the Company's partner in UCV, the Company borrowed an additional $700,000 in the three months ended September 30, 2000, $350,000 on October 17, 2000 and $150,000 on November 10,
   2000. On December 28, 2000 the Company repaid $500,000 of the short term loan from the proceeds of the office building sale (Note 7a).

   The Company has agreed in principle to repay principal on the short term loan from the proceeds of the following events: up to $500,000 from any distributions received from proceeds of future refinancing of UCV; up to $350,000 from distributions received from the sale of the 33 acres owned by Old Vail Partners, a general partnership; up to $350,000 from 50% of the distributions received from the sale of the shopping center in which Old Vail Partners, Ltd. is a partner. The remaining balance will become due on July 31, 2001, however, the Company will have the ability to extend the due date for up to one additional year.

6. Contingencies:

   The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company's financial position.

7. Significant events:

(a) Sale of Office Building: On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company has occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner of the office building, the Company is expecting to vacate the premises about March 31, 2001. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space. The future minimum rent payments under the lease agreement are as follows for the period and years ending June 30:
     $33,000 for the six month  period  ending  June 30,  2001;  $68,000-  2002;
     $70,000- 2003;  $72,000-  2004;  $75,000-  2005;  $77,000-  2006;  $443,000
     thereafter and $839,000 in the aggregate.

     The following is a summary of the results from operations of the office building included in the financial statements in the three and six month periods:
                                           Three Months           Six Months
                                      -------------------   ------------------
                                       2000       1999       2000      1999
                                      --------   --------   --------  --------
       Rents                          $117,000   $118,000   $244,000  $231,000
       Costs                            24,000     27,000     52,000    56,000
       Allocated SG&A                    9,000      9,000     15,000    15,000
       Depreciation                        -       21,000     16,000    41,000
                                      --------   --------   --------  --------
       Income from operations           84,000     61,000    161,000   119,000
       Interest expense                 40,000     42,000     81,000    83,000
                                      --------   --------   --------  --------
       Income from continuing
         operations                     44,000     19,000     80,000    36,000
                                      ========   ========   ========  ========

 (b) Sale of Valley Bowl real estate:
     On December 29, 2000 the Company sold the land and building occupied by the Valley Bowling Center for $2,215,000 cash and recorded a gain of $482,487. The proceeds of the sale were used to pay the existing loan of $1,650,977 and selling expenses of $160,670. The bowling center discontinued its operations on December 21, 2000. The following is a summary of the results of operations of the bowling center included in the financial statements:

                                         Three Months           Six Months
                                      -------------------   ------------------
                                        2000       1999       2000      1999
                                      --------   --------   --------  --------
       Revenues                       $222,000   $258,000   $460,000  $536,000
       Costs                           146,000    165,000    317,000   369,000
       Direct SG&A                      41,000     57,000    104,000   131,000
       Allocated SG&A                   14,000     18,000     30,000    39,000
       Depreciation                      2,000     23,000     26,000    46,000
                                      --------   --------   --------  --------
       Income from operations           19,000     (5,000)   (17,000)  (49,000)
       Interest expense                 53,000     36,000     91,000    72,000
                                      --------   --------   --------  --------
       Income from continuing
         operations                    (34,000)   (41,000)  (108,000) (121,000)
                                      ========   ========   ========  ========

7. Supplementary Non-Cash information:

   The following is a summary of the changes to the balance sheet related to the non-cash portion of the sale of the office building and Valley Bowl real estate:
                                         Office      Valley Bowl
                                         Building    Real Estate
                                        ----------   -----------
          Receivables                   $    6,201   $      -
          Prepaid expenses                 (83,676)         -
          Property and equipment        (1,171,699)  (2,434,539)
          Accumulated depreciation        (438,096)    (877,536)
          Deferred loan costs              (52,200)      (7,838)
          Other assets                     (11,516)         -
          Long-term debt                (1,950,478)         -
          Other liabilities                (26,462)         -

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

9. Business segment information:
   The Company operates principally in four business segments: bowling centers, commercial real estate rental, real estate development, and golf shaft manufacturing. Other revenues, which are not part of an identified segment, consist of property management and development fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage. The following is summarized information about the Company's operations by business segment.

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
SIX MONTHS ENDED DECEMBER 31, 2000:
--------------------------------------
Revenues .......................   $ 1,329,732    $   344,132   $      --      $   530,629    $   167,226    $ 2,371,719
Depreciation and amortization...        30,585         43,441          --           70,631         20,154        164,811
Interest expense ...............        91,117         80,993       130,279          3,377        115,187        420,953
Equity in income (loss)
  of investees .................          --          135,445       (30,000)           --             --         105,445
Gain on sale ...................       482,487      2,764,483           --             --             --       3,246,970
Segment profit (loss) ..........       222,344      2,972,175      (256,271)    (1,528,010)      (366,287)     1,043,951
Investment income ..............                                                                                   7,263
Net income .....................                                                                               1,051,214

SIX MONTHS ENDED DECEMBER 31, 1999:
--------------------------------------
Revenues .......................   $ 1,249,954    $   348,190   $      --      $   281,531    $   146,081    $ 2,025,756
Depreciation and amortization...        52,633         69,100          --           45,570         24,649        191,952
Interest expense ...............        72,136         83,428       134,022          7,906         14,994        312,486
Equity in income (loss)
  of investees .................          --          268,299       (25,000)          --             --          243,299
Loss on sale ...................          --             --            (638)          --             --             (638)
Segment profit (loss) ..........      (350,783)       324,581      (261,973)    (1,338,212)      (269,877)    (1,896,264)
Investment income ..............                                                                                  29,062
Net loss .......................                                                                              (1,867,202)

THREE MONTHS ENDED DECEMBER 31, 2000:
--------------------------------------
Revenues .......................   $   668,135    $   159,051   $      --      $   243,620    $    88,593    $ 1,159,399
Depreciation and amortization...         4,743         13,829          --           37,046         10,077         65,695
Interest expense ...............        53,700         39,570        46,885          1,358         66,056        207,569
Equity in income (loss)
  of investees .................          --           65,283       (15,000)          --             --           50,283
Gain on sale ...................       482,487      2,764,483          --             --             --        3,246,970
Segment profit (loss) ..........       377,724      2,863,250      (111,597)      (785,599)      (241,100)     2,102,678
Investment income ..............                                                                                   7,263
Net income .....................                                                                               2,109,941

THREE MONTHS ENDED DECEMBER 31, 1999:
--------------------------------------
Revenues .......................   $   625,382    $   176,361   $      --      $   157,601    $    74,925    $ 1,034,269
Depreciation and amortization...        25,963         34,696          --           23,368         12,356         96,383
Interest expense ...............        35,851         41,674        69,625          3,675          9,517        160,342
Equity in income of investees ..          --          127,210       (25,000)          --             --          102,210
Segment profit (loss) ..........      (149,158)       156,563      (123,605)      (702,092)      (166,537)      (984,829)
Investment income ..............                                                                                  18,826
Net loss .......................                                                                                (966,003)

                                     Six Months              Three Months
                              -----------------------   -----------------------
                               2000          1999         2000         1999
                            ----------    ----------   ----------    ----------
Revenues per segment .......$2,371,719    $2,025,756   $1,159,399    $1,034,269
Intercompany rent eliminated   (32,985)      (31,800)     (16,737)      (16,248)
                            ----------    ----------   ----------    ----------
Consolidated revenues ......$2,338,734    $1,993,956   $1,142,662    $1,018,021
                            ==========    ==========   ==========    ==========

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
---------------------------------------------------------------
          CONDITION  AND  RESULTS OF OPERATIONS:
          ---------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $2,100,695 at December 31, 2000, which is a $1,539,950 decrease from the similarly calculated working capital deficit of $3,640,645 at June 30, 2000. The increase in working capital is primarily attributable to the cash proceeds from the sale of two properties partially offset by the cash used by operating activities for the six months ended December 31, 2000. The following is a schedule of the cash provided
(used)  before  changes  in  assets  and  liabilities,  segregated  by  business segments:
                                        2000         1999        Change
                                      ----------   ----------   ---------
     Bowling                          $(214,000)   $(297,000)   $  83,000
     Rental                             119,000      129,000      (10,000)
     Golf                            (1,457,000)  (1,293,000)    (164,000)
     Development                        (96,000)    (103,000)       7,000
     General corporate expense
       and other                       (315,000)    (192,000)    (123,000)
                                      ----------   ----------   ---------
     Cash used by continuing
       operations                    (1,963,000)  (1,756,000)    (207,000)
     Capital expenditures              (211,000)    (100,000)    (111,000)
     Principal payments on
       long-term debt                  (131,000)    (139,000)       8,000
                                      ----------   ----------   ---------
     Cash used                       (2,305,000)  (1,995,000)    (310,000)
                                      ==========   ==========   =========
     Distributions received from
       investees, net                    14,000    2,005,000   (1,991,000)
                                      ==========   ==========   =========
     Proceeds from sale of
        properties, net of
        extinguishment of debt        2,059,000      114,000   (1,945,000)
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

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel as of December 31, 2000 was approximately $1,933,000. The principal balance of the allocated portion of the bonds ($1,384,153 as of December 31, 2000), and delinquent interest and penalties ($1,577,306 as of December 31, 2000) are classified as "Assessment district obligation- in default" in the consolidated balance sheet. In addition, the consolidated balance sheet includes $488,917 of delinquent property taxes and late fees as of December 31, 2000. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001. On January 19, 2001, the County of Riverside agreed to extend the due date to March 30, 2001 with three options to that would extend the due date to August 1, 2001. The options for additional extensions would require payments totaling $75,000 to be applied to the amount due. In 1993 the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use and, if uncontested, might have significantly impaired the value of the property. As described in Note 4 of the Notes to Consolidated Financial Statements, the Company contested this action. On October 23, 2000, the City of Temecula's city council granted preliminary approval of OVPGP's request for re-zoning and general plan amendment related to a development plan which includes a combination of multi-family and commercial uses. On November 28, 2000 the re-zoning and general plan amendment requested by OVPGP were adopted by the City of Temecula and OVPGP abandoned its legal claims against the City of Temecula.

On January 11, 2001, the Company agreed to sell the 33 acres to an unrelated developer for $6,550,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,028,106 as of December 31, 2000) at the time of closing, which shall be April 20, 2001. The sale is contingent on the buyer's due diligence, which must be completed by February 28, 2001. The Company estimates the proceeds from the sale to the Company will be approximately $1,300,000 after paying delinquent assessment district obligations and property taxes ($2,342,000), selling expenses and other costs ($558,000), distribution to minority interest holder of Old Vail Partners ($1,150,000), and a development fee to Landgrant Corporation ($1,200,000).

On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The proceeds consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash proceeds of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company occupies approximately 5,000 square feet of space in the building under a lease that expires in September 2011. The Company is expecting to vacate the premises about March 31, 2001. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new office building owner under the existing loan agreement, the Company obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space.

On December 29, 2000 the Company sold the land and building occupied by the Valley Bowling Center for $2,215,000 cash and recorded a gain of $482,487. The proceeds of the sale were used to pay the existing loan of $1,650,977 and selling expenses of $160,670. The bowling center discontinued its operations on December 21, 2000.

On October 3, 2000, UCV obtained approval for the plans to redevelop the 542 unit apartment project into 1,109 units plus an 80 unit assisted living facility. UCV is currently evaluating alternatives for financing the redevelopment.

On January 9, 2001,  UCV signed a  commitment  letter with a lender to refinance the existing loan ($28,585,399 balance as of December 31, 2000) with a $33,000,000 loan. The new loan will be for an initial term of 18 months with two options to extend the maturity date for one year each. Monthly payments will be interest only at a rate based on LIBOR (not less than 6%) plus 2.50 points. The commitment requires UCV to pay a fee (currently estimated at $40,000) to cap LIBOR at 7%. UCV estimates the proceeds from the refinancing will be approximately $2,900,000 after loan costs and capital replacement reserves. UCV plans to use approximately $900,000 of the proceeds to fund anticipated redevelopment planning costs that would be incurred prior to obtaining financing for the redevelopment. UCV plans to distribute the remaining $2,000,000 to the partners. The Company is obligated to use fifty percent of its share of distributions from UCV, up to $500,000, to make payments on its short-term note payable.

Management estimates negative cash flow of $1,000,000 to $1,300,000 for the remaining quarters of the year ending June 30, 2001 from operating activities before adding an estimated $1,000,000 distribution from UCV from the refinancing, the estimated sales proceeds of $1,300,000 from the sale of the 33 acres of undeveloped land, and deducting $850,000 of principal payments due on the short term note payable triggered by these events. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

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

                              RESULTS OF OPERATIONS

The following is a summary of the changes in the results of operations of the six-month and three-month periods ended December 31, 2000 to the same periods in 1999 and a discussion of the significant changes:

                                  SIX MONTHS ENDED DECEMBER 31, 2000 VERSUS 1999
                                  ----------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $  79,778  $    (4,058)        --      $  249,098   $  21,145    $  345,963
 Costs ..........................       6,792        8,071       (5,321)      413,909        --         423,451
 SG&A-direct ....................        (336)        --           --           6,455       4,606        10,725
 SG&A-allocated .................     (14,251)        --         (1,000)       (2,000)     17,251          --
 Depreciation and amortization ..     (22,048)     (25,659)        --          25,061      (4,495)      (27,141)
 Interest expense ...............      18,981       (2,435)      (3,743)       (4,529)    100,193       108,467
 Equity in investees ............        --       (132,854)      (5,000)         --           --       (137,854)
 Gain on sale ...................     482,487    2,764,483          638          --           --      3,247,608
 Segment profit (loss) ..........     573,127    2,647,594        5,702      (189,798)    (96,410)    2,940,215
 Investment income ..............                                                                       (21,799)
 Income from operations ..........                                                                    2,918,416

                                THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS 1999
                                ------------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $  42,753  $   (17,310)        --      $   86,019   $  13,668    $  125,130
 Costs ..........................       8,185        1,530       14,732       160,605        --         185,052
 SG&A-direct ....................       2,986         --           --           3,560      24,529        31,075
 SG&A-allocated .................      (9,442)        --          6,000        (6,000)      9,442          --
 Depreciation and amortization ..     (21,220)     (20,867)        --          13,678      (2,279)      (30,688)
 Interest expense ...............      17,849       (2,104)     (22,740)       (2,317)     56,539        47,227
 Equity in investees ............        --        (61,927)      10,000          --           --        (51,927)
 Gain on sale ...................     482,487    2,764,483         --            --           --      3,246,970
 Segment profit (loss) ..........     526,882    2,706,687       12,008       (83,507)    (74,563)    3,087,507
 Investment income ..............                                                                       (11,563)
 Income from operations .........                                                                     3,075,944

    Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $1,185 and $489 in the six and three month periods, respectively.

BOWLING OPERATIONS:
-------------------
The segment includes the operations of two bowling centers, Valley Bowl and Grove Bowl. On December 21, 2000, the Company closed the operations of Valley Bowl in conjunction with the sale of the real estate on December 29, 2000. The following is a summary by bowling center of the changes in the results of operations of the six-month and three-month periods ended December 31, 2000 to the same periods in 1999:

                             Six-Month Period           Three-Month Period
                        --------------------------   --------------------------
                        Grove    Valley   Combined   Grove    Valley   Combined
                        ------- --------  --------   ------- --------  --------
Revenues               $155,753 $(75,975) $ 79,778   $78,497 $(35,744) $ 42,753
Costs                    58,941  (52,149)    6,792    26,910  (18,725)    8,185
SG&A-direct              25,971  (26,307)     (336)   19,279  (16,293)    2,986
SG&A-allocated           (5,151)  (9,100)  (14,251)   (5,542)  (3,900)   (9,442)
Depreciation and
  amortization           (1,895) (20,153)  (22,048)     (465) (20,755)  (21,220)
Interest expense            --    18,981    18,981       --    17,849    17,849
Gain on sale                --   482,487   482,487       --   482,487   482,487
Segment profit (loss)    77,887  495,240   573,127    38,315  488,567   526,882

The declines in revenues and expenses at Valley Bowl are consistent with the changes in prior periods and indicative of the changes to operations once the Company decided to sell the real estate and close the bowling center.

Bowl revenues of Grove Bowl (Grove) increased by 21% in the three and six month periods primarily due to 12% and 14% increases in the number of games bowled in the three and six month periods, respectively. The Grove Bowl's revenues have consistently increased since the surrounding shopping center was redeveloped and reopened in March 2000. Grove also had 7% and 6% increases in the average price of games bowled in the three and six month periods respectively.

Bowl costs of Grove  increased  primarily  due to increases in utility  costs of
$20,223 (94%) and $56,159 (116%) in the three and six month periods, respectively. These increases were due to the increase in electric rates in San Diego. The Company is currently evaluating alternatives for a supplier of electricity that will significantly reduce the volatility in utility rates.

SG&A direct expenses increased at Grove primarily due to increases in promotion and advertising expenses of $11,687 (34%) and 24,448 (29%) in the three and six month periods, respectively.

RENTAL OPERATIONS:
------------------
A temporary easement granted by the Company for the use of a portion of its undeveloped land in Temecula, California expired in September 2000. The Company had been amortizing approximately $17,000 of deferred rent to income each quarter. This decrease was partially offset in the six month period by a $12,389 (5%) increase in the rental income from the office building attributable to a 12% increase in rental rates. The increase in rental rates in the three month period was offset by a 8% increase in office vacancies. Depreciation decreased in the six and three month periods due to the cessation of recording depreciation on the office building effective October 1, 2000, when the Company became committed to a plan to sell the office building. Rental costs increased due to an increase in the rent expense for the subleasehold interest.

The equity in income of UCV decreased primarily due to a decrease in UCV's net income of $266,000 and $124,000 in the six and three month periods, respectively. Rental income increased 7% in both the six and three month periods primarily due to an increase in the average rental rates. This increase was offset by increases in interest expense of $412,000 and $207,000 in the six and three month periods respectively. This increase related to the increase in financing in October 1999.

REAL ESTATE DEVELOPMENT OPERATIONS:
-----------------------------------
Development costs and expenses primarily consists of property taxes and legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Development costs increased in the three month period due to an increase in legal costs related to the development plan approval received in November 2000. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners.

GOLF OPERATIONS:
----------------
Prior to January 2000, golf shaft sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, direct sales to the after-market and small golf-club manufacturers also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors.

Operating expenses of the golf segment consisted of the following in 2000, and 1999:
                                      Three Months           Six Months
                                   --------------------  --------------------
                                     2000        1999       2000      1999
                                   ---------  ---------  ---------  ---------
     Costs of goods sold and
       manufacturing overhead      $ 431,000  $ 268,000  $ 889,000  $ 473,000
     Research & development           62,000     64,000    130,000    132,000
                                   ---------  ---------  ---------  ---------
          Total golf costs           493,000    332,000  1,019,000    605,000
                                   =========  =========  =========  =========
     Marketing & promotion           362,000    383,000    707,000    753,000
     Administrative-direct            53,000     29,000    114,000     62,000
                                   --------- ----------  ---------  ---------
          Total SG&A-direct          415,000    412,000    821,000    815,000
                                   =========  =========  =========  =========
     Allocated corporate costs        83,000     89,000    145,000    147,000
                                   ========= ==========  =========  =========

Total golf costs increased in 2000 primarily due to an increase in the amount of cost of goods sold related to increased sales, and an increase in manufacturing overhead related to the plant facilities into which Penley relocated in June 2000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents principal maturities and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30.
                                        2001        2002      Total
                                     ----------  --------  ----------
    Fixed rate debt                     $43,000   $20,000     $63,000
    Weighted average interest rate        9.5%      8.7%       9.2%
       rate

    Variable rate debt               $2,089,000    $6,000  $2,095,000
    Weighted average interest rate       10.5%     10.5%       10.5%

The amounts for 2001 relate to the six months ending June 30, 2001. This table does not include the principal maturities related to the Assessment District Obligation-In Default.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $28,685,000 as of September 30, 2000 for which the interest rate was 9.0 percent. The principal cash flows for each of UCV's fiscal years ending March 31 is: 2001- $339,000; 2002- $28,346,000; and $28,685,000 in total.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

    As of December 31, 2000, other than as described in Note 4 of Notes to the Consolidated Condensed Financial Statements, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2000.


ITEM 2. Changes in Securities

          NONE


ITEM 3. Defaults upon Senior Securities

          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder
        --------------------------------------------------

        On December 22, 2000 the Company held its annual shareholder meeting in which the following item was voted upon:
                                          Tabulation of Votes
                                     ---------------------------
                                         For    Against  Abstain
                                     ---------- -------  -------
         Election of Directors:
            Harold S. Elkan          23,529,984     0     54,166
            Steven R. Whitman        23,529,888     0     54,262
            Patrick D. Reiley        23,530,388     0     53,762
            James E. Crowley         23,530,550     0     53,600
            Robert A. MacNamara      23,530,450     0     53,700

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


     Date:   February 14, 2001




     By:/s/ Steven R. Whitman
        ---------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: February 14, 2001