Form 10-Q
period 2001-03-31
SPORTS ARENAS INC
filed 2001-05-16
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

               7415 Carroll, Suite C, San Diego, California 92121
               (Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of April 30, 2001 was 27,250,000 shares.

                               SPORTS ARENAS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX

Part I - Financial Information:

Item 1.- Consolidated Condensed Financial Statements:

      Balance Sheets as of March 31, 2001 (unaudited) and
             June 30, 2000                                                 1-2

      Unaudited Statements of Operations for the Three Months Ended
             March 31, 2001 and 2000                                        3

      Unaudited Statements of Operations for the Nine Months Ended
             March 31, 2001 and 2000                                        4

      Unaudited Statements of Cash Flows for the Nine Months Ended
             March 31, 2001 and 2000                                        5

      Notes to Financial Statements                                        6-10

Item 2.- Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    11-15

Item 3.- Quantitative and Qualitative Disclosures about Market Risk         15

Part II - Other Information                                                 16


Signatures                                                                  17

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                       March 31,    June 30,
                                                         2001         2000
                                                      ------------  ----------
                                                      (Unaudited)

Current assets:
   Cash and cash equivalents                            $ 263,078     $ 13,961
   Current portion of notes receivable- affiliate            --         50,000
   Other receivables                                      220,503      193,510
   Inventories                                            354,961      304,906
   Prepaid expenses                                        91,784      238,719
                                                      ------------  ----------
      Total current assets                                930,326      801,096
                                                      ------------  ----------

Receivables due after one year:
   Note receivable- affiliate, net                            --        73,866
   Less current portion                                       --       (50,000)
                                                      ------------  ----------
                                                              --        23,866
                                                      ------------  ----------
Property and equipment, at cost:
   Land                                                       --       678,000
   Buildings                                                  --     2,461,327
   Equipment and leasehold and tenant improvements      2,255,895    2,347,767
                                                      ------------  ----------
                                                        2,255,895    5,487,094
    Less accumulated depreciation and amortization     (1,028,570)  (2,160,132)
                                                      ------------  ----------
       Net property and equipment                       1,227,325    3,326,962
                                                      ------------  ----------

Other assets:
   Undeveloped land, at cost                            1,532,073    1,501,318
   Intangible assets, net                                 160,452      246,123
   Investments                                            519,446      564,446
   Other                                                  120,999      137,425
                                                      ------------  ----------
                                                        2,332,970    2,449,312
                                                      ------------  ----------

                                                       $4,490,621   $6,601,236
                                                      ============  ==========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       March 31,     June 30,
                                                         2001          2000
                                                      ------------  ----------
                                                      (Unaudited)
Current liabilities:
   Assessment district obligation- in default          $3,038,618   $2,831,180
   Notes payable-short term                             1,600,000    1,350,000
   Current portion of long-term debt                       54,000    1,874,000
   Accounts payable                                       756,805      796,483
   Accrued payroll and related expenses                   253,577      164,170
   Accrued property taxes- in default                     410,445      356,178
   Accrued interest                                       173,779       41,079
   Other liabilities                                      489,585      216,009
                                                      ------------  ----------
      Total current liabilities                         6,776,809    7,629,099
                                                      ------------  ----------

Long-term debt, excluding current portion                   6,685    1,967,169
                                                      ------------  ----------

Distributions received in excess of basis
   in investment                                       15,171,899   14,498,208
                                                      ------------  ----------

Other liabilities                                         132,000      123,831
                                                      ------------  ----------

Minority interest in consolidated subsidiary            1,712,677    1,712,677
                                                      ------------  ----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding                               272,500      272,500
   Additional paid-in capital                           1,730,049    1,730,049
   Accumulated deficit                                (19,020,506) (19,040,805)
                                                      ------------  ----------
                                                      (17,017,957) (17,038,256)

   Less note receivable from shareholder               (2,291,492)  (2,291,492)
                                                      ------------  ----------
     Total shareholders' deficit                      (19,309,449) (19,329,748)
                                                      ------------  ----------

Commitments and contingencies (Note 6)

                                                       $4,490,621   $6,601,236
                                                      ============  ==========








     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                          2001         2000
                                                       ----------   ----------
Revenues:
   Bowling                                             $  552,596   $  793,718
   Rental                                                  42,131      163,203
   Golf                                                   419,576      318,987
   Other                                                   34,618      119,256
   Other-related party                                     44,763       43,085
                                                       -----------  -----------
                                                        1,093,684    1,438,249
                                                       -----------  -----------
Costs and expenses:
   Bowling                                                429,419      521,409
   Rental                                                  41,783       62,299
   Golf                                                   628,263      422,101
   Development                                             42,021       92,503
   Selling, general, and administrative                   877,284      989,651
   Depreciation and amortization                           63,254       96,952
                                                       -----------  ----------
                                                        2,082,024    2,184,915
                                                       -----------  ----------

Loss from operations                                     (988,340)    (746,666)
                                                       -----------  ----------

Other income (charges):
   Investment income:
     Related party                                          8,529        9,157
     Other                                                  1,609        1,954
   Interest expense:
     Development activities                               (77,159)     (62,950)
     Other and amortization of finance costs              (50,483)     (84,083)
   Equity in income of investees                           74,929       45,569
                                                       -----------  ----------
                                                          (42,575)     (90,353)
                                                       -----------  ----------

Net loss                                              $(1,030,915)  $ (837,019)
                                                       ===========  ==========


Basic and diluted net loss per common share
 (based on 27,250,000 weighted average
 common shares outstanding)                              ($0.04)      ($0.03)
                                                         ======       ======



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                          2001        2000
                                                       ----------   ----------
Revenues:
   Bowling                                             $1,882,328   $2,043,672
   Rental                                                 353,278      479,593
   Golf                                                   950,205      600,518
   Other                                                  113,052      180,003
   Other-related party                                    133,555      128,419
                                                       ----------  -----------
                                                        3,432,418    3,432,205
                                                       -----------  ----------
Costs and expenses:
   Bowling                                              1,472,475    1,557,673
   Rental                                                 174,234      186,679
   Golf                                                 1,646,985    1,026,914
   Development                                            127,013      182,816
   Selling, general, and administrative                 2,659,497    2,762,324
   Depreciation and amortization                          228,065      288,904
                                                       -----------  ----------
                                                        6,308,269    6,005,310
                                                       -----------  ----------

Loss from operations                                   (2,875,851)  (2,573,105)
                                                       -----------  ----------

Other income (charges):
   Investment income:
     Related party                                         15,792       29,130
     Other                                                  1,609       11,043
   Interest expense:
     Development activities                              (207,438)    (195,951)
     Other and amortization of finance costs             (341,157)    (263,568)
   Loss on sale of undeveloped land                           --          (638)
   Gain on sale of office building                      2,764,483          --
   Gain on sale of bowling center building                482,487          --
   Equity in income of investees                          180,374      288,868
                                                       -----------  ----------
                                                        2,896,150     (131,116)
                                                       -----------  ----------

Net income (loss)                                      $   20,299  $(2,704,221)
                                                       ===========  ==========


Basic and diluted net income (loss) per
   common share (based on 27,250,000 weighted
   average common shares (outstanding)                    $0.00       ($0.10)
                                                          =====       ======





     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                          2001        2000
                                                       ----------   ----------
Cash flows from operating activities:

  Net income (loss)                                    $   20,299  ($2,704,221)
  Adjustments to reconcile net income (loss) to the
    net cash used by operating activities:
      Amortization of deferred financing costs             18,846        6,840
      Depreciation and amortization                       228,065      288,904
      Equity in income of investees                      (180,374)    (288,868)
      Deferred income                                      36,000       36,000
      (Gain) loss on sale of property                  (3,246,970)         638
      Interest accrued on assessment district
        obligations                                       207,438      195,951
    Changes in assets and liabilities:
      Increase in receivables                             (20,792)     (80,887)
     (Increase) decrease in inventories                   (50,055)      85,350
     (Increase) decrease in prepaid expenses               63,259      (95,733)
      Increase (decrease) in accounts payable             (39,678)     221,344
      Increase in accrued expenses                        549,950      170,793
      Other                                                28,996      (15,840)
                                                       -----------  ----------
        Net cash used by operating activities          (2,385,016)  (2,179,729)
                                                       -----------  ----------

Cash flows from investing activities:
   Decrease in notes receivable                            73,866       31,457
   Capital expenditures                                  (375,039)    (130,769)
   Increase in development costs on undeveloped land      (30,755)     (66,717)
   Proceeds from sale of undeveloped land                     --       190,362
   Proceeds from sale of office building                1,662,337          --
   Proceeds from bowling center building                2,047,328          --
   Distributions from investees                         1,059,000    2,122,500
   Contributions to investees                            (200,000)     (43,319)
                                                       -----------  ----------
        Net cash provided by investing activities       4,236,737    2,103,514
                                                       -----------  ----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt        (179,029)    (210,712)
   Extinguishment of long-term debt                    (1,650,977)     (75,927)
   Proceeds from short-term notes payable               1,200,000      750,000
   Payments on short-term notes payable                  (950,000)    (550,000)
   Other                                                  (22,598)         --
                                                       -----------  ----------
       Net cash used by financing activities           (1,602,604)     (86,639)
                                                       -----------  ----------

Net increase (decrease) in cash and cash equivalents      249,117     (162,854)
Cash and cash equivalents, beginning of period             13,961      357,906
                                                       ----------    ---------
Cash and cash equivalents, end of period               $  263,078      195,052
                                                       ===========  ==========




     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

1. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling and golf shaft manufacturing operations, the financial results for the interim periods ended March 31, 2001 and 2000, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:

                                                     March 31,    June 30,
                                                       2001         2000
                                                   ------------ ------------
        Vail Ranch Limited Partnership            $    519,446  $    564,446
                                                   ============ ============
        Investment in UCV, L.P. classified as
         liability- Distributions received
         in excess of basis in investment         $ 15,171,899  $ 14,498,208
                                                   ============ ============

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method for the nine-month periods ended March 31,:
                                            2001          2000
                                         ---------     ---------
        UCV, L.P.                        $ 225,374     $ 346,868
        Vail Ranch Limited Partnership     (45,000)      (58,000)
                                         ---------     ---------
                                         $ 180,374     $ 288,868
                                         =========     =========

     The following is a summary of distributions received from investees for the nine-month periods ended March 31,:
                                            2001          2000
                                         -----------   -----------
        UCV, L.P.                        $ 1,059,000   $ 2,122,500
        Vail Ranch Limited Partnership           --           --
                                         -----------    ----------
                                         $ 1,059,000   $ 2,122,500
                                         ===========    ==========

   (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the nine and three month periods ended December 31, 2000 and 1999 are as follows:

                                        Nine Months           Three Months
                                  ---------------------- ---------------------
                                     2000        1999      2000        1999
                                  ----------  ---------- ---------- ----------
        Revenues                  $3,796,000  $3,593,000 $1,272,000 $1,226,000
        Operating and general
         and administrative
         costs                     1,229,000   1,266,000    378,000    427,000
        Depreciation                  17,000      20,000      5,000      7,000
        Interest expense           2,099,000   1,613,000    709,000    635,000
        Net income                   451,000     694,000    180,000    157,000

     On March 8, 2001, UCV paid its existing $28,478,687 note payable with the proceeds from a $33,000,000 loan. The new loan provides for monthly payments of interest only at a variable rate of interest equal to LIBOR (not less than 6 percent) plus 2-1/2 percentage points. UCV paid a fee to cap LIBOR at 6. The note payable matures August 2002 but may be extended for two 12-month periods upon entering into an agreement to cap LIBOR at 7 percent. The loan may be prepaid at any time, however, there are prepayment fees as follows: 3 percent if paid prior to the sixth payment date; 1-1/2 percent if paid prior to the ninth payment date; 1 percent if paid prior to the twelfth payment date; and none thereafter. UCV is required to make a monthly payment of approximately $16,290 to a property tax and insurance impound account. The note payable is collateralized by the land, buildings, leases and security deposits. The proceeds of the new loan, after extinguishing the $28,478,687 note payable less a refund of impounds of $161,907, were utilized to: pay a prepayment penalty of $295,260, pay loan costs of $976,615, pay distributions to the partners of $1,820,000 in March 2001, fund a capital replacement impound maintained by the lender of $754,040 and provide working capital of $837,305. The refinancing resulted in charges of $401,444 related to the prepayment penalty of $295,260 and $106,184 of the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as an extraordinary loss from extinguishment of debt in the financial statements of UCV in its fourth quarter ending March 31, 2001. The Company's equity in the extraordinary loss of UCV will be recorded in the Company's quarter ending June 30, 2001.

4. Undeveloped land:

   RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owns 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company. OVPGP is obligated to assign its interest in the 33 acres of land to Old Vail Partners, L.P. The 33 acres of land owned by OVPGP are located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP has been delinquent in the payment of property taxes and assessments for over the last eight years. The property is currently subject to default judgments to the County of Riverside, California totaling approximately $2,420,957 regarding delinquent assessment district payments ($2,010,512) and property taxes ($410,445). On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001. On January 19, 2001, the County of Riverside agreed to extend the due date to March 30, 2001 with options for three additional extensions to August 1, 2001. The options for additional extensions would require payments totaling $75,000 to be applied to the amount due. Payments have been made to extend the agreement through May 31, 2001.

   The delinquent principal, interest and penalties ($2,010,512) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,028,106) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at March 31, 2001. In addition, the consolidated balance sheet at March 31, 2001 includes $410,445 of delinquent property taxes and late fees related to the 33-acre parcel.

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

    On January 11, 2001, the Company agreed to sell the 33 acres to an unrelated developer for $6,550,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,028,106 as of December 31, 2000) at the time of closing, which was to be April 20, 2001. The buyer had deposited $260,000 into escrow which became non-refundable and the funds were paid to OVPGP when the buyer waived all contingencies in March 2001. On May 4, 2001, the Company signed an agreement to extend the closing date to May 31, 2001 and reduce the cash sale price to $6,375,000. The buyer has deposited an additional $740,000 as a non-refundable deposit to escrow. If the sale closes, the Company estimates that it will recognize a gain in the fourth quarter.

   The following is a summary of the results from operations of the development activities related to this undeveloped land included in the financial statements in the three and nine month periods:

                                         Three Months          Nine Months
                                      -------------------   ------------------
                                        2001       2000       2001      2000
                                      --------   --------   --------  --------
       Development costs                42,000     93,000    127,000   183,000
       Allocated SG&A                    6,000        --      17,000    17,000
                                      --------   --------   --------  --------
       Loss from operations            (48,000)   (93,000)  (144,000) (200,000)
       Interest expense- development    77,000     63,000    207,000   196,000
                                      --------   --------   --------  --------
       Loss from continuing
         operations                   (125,000)  (156,000)  (351,000) (396,000)
                                      ========   ========   ========  ========

5. Notes payable:

   Pursuant to a short term loan agreement with the Company's partner in UCV, the Company borrowed an additional $700,000 in the three months ended September 30, 2000, $350,000 on October 17, 2000 and $150,000 on November 10,
   2000. On December 28, 2000 the Company paid $500,000 of the short term note payable from the proceeds of the office building sale (Note 7a) and on March 8, 2001 paid $450,000 from the proceeds of distributions received from UCV.

   The Company has agreed in principle to repay principal on the short term loan from the proceeds of the following events: up to $350,000 from distributions received from the sale of the 33 acres owned by Old Vail Partners, a general partnership and up to $350,000 from 50% of the distributions received from the sale of the shopping center in which Old Vail Partners, Ltd. is a partner. The remaining balance will become due on July 31, 2001, however, the Company will have the ability to extend the due date for up to one additional year.

6. Contingencies:

   The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company's financial position.

7. Significant events: (a) Sale of Office Building:

     On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company has occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner to the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space. The future minimum rent payments under the lease agreement are as follows for the period and years ending June 30: $16,000 for the three month period ending June 30, 2001; $68,000- 2002; $70,000- 2003; $72,000- 2004; $75,000- 2005;
     $77,000- 2006; $443,000 thereafter and $839,000 in the aggregate.

     The following is a summary of the results from operations of the office building included in the financial statements in the three and nine month periods:

                                       Three Months           Nine Months
                                   --------------------   ------------------
                                      2001       2000       2001      2000
                                   --------    --------   --------  --------
          Rents                        --      $122,000   $244,000  $353,000
          Costs                        --        28,000     52,000    84,000
          Allocated SG&A               --         7,000     15,000    22,000
          Depreciation                 --        21,000     16,000    63,000
                                   --------    --------   --------  --------
          Income from operations       --        66,000    161,000   184,000
          Interest expense             --        42,000     81,000   125,000
                                   --------    --------   --------  --------
          Income from continuing
            operations                 --        24,000     80,000    59,000
                                   ========    ========   ========  ========

   (b) Sale of Valley Bowl real estate:

     On December 29, 2000 the Company sold the land and building occupied by the Valley Bowling Center for $2,215,000 cash and recorded a gain of $482,487. The proceeds of the sale were used to pay the existing loan of $1,650,977 and selling expenses of $167,671. The bowling center discontinued its operations on December 21, 2000. The following is a summary of the results of operations of the bowling center included in the financial statements:

                                       Three Months           Nine Months
                                    --------------------  -------------------
                                       2001       2000       2001      2000
                                    ---------- ---------  ---------  --------
          Revenues                     $1,000   $336,000   $460,000  $872,000
          Costs                         2,000    171,000    319,000   540,000
          Direct SG&A                       -     58,000    103,000   188,000
          Allocated SG&A                    -     24,000     30,000    63,000
          Depreciation                      -     21,000     26,000    69,000
                                    ---------- ---------  ---------  --------
          Income from operations       (1,000)    62,000    (18,000)   12,000
          Interest expense                  -     35,000     91,000   107,000
                                    ---------- ---------  ---------  --------
          Income from continuing
            operations                 (1,000)    27,000   (109,000)  (95,000)
                                    ========== =========  =========  ========

8. Supplementary Non-Cash information:

   The following is a summary of the changes to the balance sheet related to the non-cash portion of the sale of the office building and Valley Bowl real estate:

                                         Office      Valley Bowl
                                        Building     Real Estate
                                        --------     -----------
          Receivables                      $6,201    $     --
          Prepaid expenses                (83,676)         --
          Property and equipment        (1,171,699)  (2,434,539)
          Accumulated depreciation       (438,096)     (877,536)
          Deferred loan costs             (52,200)       (7,838)
          Other assets                    (11,516)         --
          Long-term debt                (1,950,478)        --
          Other liabilities               (26,462)         --

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

10. Business segment information:

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

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
NINE MONTHS ENDED MARCH 31, 2001:
--------------------------------
Revenues .......................   $ 1,882,328    $   386,263   $      --      $   950,205    $   246,607    $ 3,465,403
Depreciation and amortization...        33,075         57,270          --          107,489         30,231        228,065
Interest expense ...............        91,117         80,993       207,438          4,193        164,854        548,595
Equity in income (loss) of
  investees ....................          --          225,374       (45,000)          --             --          180,374
Gain on sale ...................       482,487      2,764,483          --             --             --        3,246,970
Segment profit (loss) ..........       207,504      3,048,623      (396,451)    (2,367,870)      (488,908)         2,898
Investment income ..............                                                                                  17,401
Net income .....................                                                                                  20,299

NINE MONTHS ENDED MARCH 31, 2000:
--------------------------------
Revenues .......................   $ 2,043,672    $   527,593   $      --      $   600,518    $   308,422    $ 3,480,205
Depreciation and amortization...        78,561        104,226          --           69,204         36,913        288,904
Interest expense ...............       107,181        125,020       196,972         10,979         19,367        459,519
Equity in income (loss) of
  investees ....................          --          346,868       (58,000)          --             --          288,868
Loss on sale ...................          --             --            (638)          --             --             (638)
Segment profit (loss) ..........      (350,208)       436,536      (455,426)    (2,078,018)      (297,278)    (2,744,394)
Investment income ..............                                                                                  40,173
Net loss .......................                                                                              (2,704,221)

THREE MONTHS ENDED MARCH 31, 2001:
--------------------------------
Revenues .......................   $   552,596    $    42,131   $      --      $   419,576    $    79,381    $ 1,093,684
Depreciation and amortization...         2,490         13,829          --           36,858         10,077         63,254
Interest expense ...............          --             --          77,159            816         49,667        127,642
Equity in income (loss) of
 investees .....................          --           89,929       (15,000)          --             --           74,929
Segment profit (loss) ..........       (26,177)        76,448      (140,180)      (839,860)      (111,284)    (1,041,053)
Investment income ..............                                                                                  10,138
Net loss .......................                                                                              (1,030,915)

THREE MONTHS ENDED MARCH 31, 2000:
--------------------------------
Revenues .......................   $   793,718    $   179,403   $      --      $   318,987    $   162,341    $ 1,454,449
Depreciation and amortization...        25,928         35,126          --           23,634         12,264         96,952
Interest expense ...............        35,045         41,592        62,950          3,073          4,373        147,033
Equity in income (loss) of
 investees .....................          --           78,569       (33,000)          --             --           45,569
Segment profit (loss) ..........        (2,892)       111,955      (188,453)      (739,806)       (28,934)      (848,130)
Investment income ..............                                                                                  11,111
Net loss .......................                                                                                (837,019)

                                    Nine Months              Three Months
                              -----------------------   -----------------------
                               2001          2000         2001         2000
                            ----------    ----------   ----------    ----------
Revenues per segment .......$3,465,403    $3,480,205   $1,093,684    $1,454,449
Intercompany rent eliminated   (32,985)      (48,000)        --         (16,200)
                            ----------    ----------   ----------    ----------
Consolidated revenues ......$3,432,418    $3,432,205   $1,093,684    $1,438,249
                            ==========    ==========   ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         Liquidity and Capital Resources

Excluding the balance of the assessment-district-obligation-in-default and property taxes in default related to the same property which are included in current liabilities, the Company has a working capital deficit of $2,397,420 at March 31, 2001, which is a $1,243,225 decrease from the similarly calculated working capital deficit of $3,640,645 at June 30, 2000. The increase in working capital is primarily attributable to the cash proceeds from the sale of two properties and the distributions received from UCV, which were partially offset by the cash used by operating activities for the nine months ended March 31, 2001. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                        2001         2000        Change
                                     ----------   ----------  -----------
     Bowling                         $ (226,000)   $(270,000)   $  44,000
     Rental                             119,000      199,000      (80,000)
     Golf                            (2,260,000)  (2,009,000)    (251,000)
     Development                       (144,000)    (201,000)      57,000
     General corporate expense and
       other                           (405,000)    (184,000)    (221,000)
                                     ----------   ----------   ----------
     Cash used by continuing
       operations                    (2,916,000)  (2,465,000)    (451,000)
     Capital expenditures              (406,000)    (197,000)    (209,000)
     Principal payments on long-term
       debt                            (179,000)    (211,000)      32,000
                                     ----------   ----------   ----------
     Cash used                       (3,501,000)  (2,873,000)    (628,000)
                                     ==========   ==========   ==========

     Distributions received from
       investees, net                   859,000    2,079,000   (1,220,000)
                                     ==========   ==========   ==========
     Proceeds from sale of
        properties, net of
        extinguishment of debt        2,059,000      114,000    1,945,000
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

As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, OVPGP is delinquent in the payment of special assessment district obligations and property taxes on 33 acres of undeveloped land. The annual obligation for the assessment district is approximately $144,000. The County of Riverside obtained judgments for the default in the delinquent assessment district payments. The amounts due to cure the judgment for the default under the assessment district obligation on the 33 acre parcel as of March 31, 2001 was approximately $2,011,000. The delinquent principal, interest and penalties ($2,010,512) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,028,106) are classified as "Assessment district obligation- in default" in the consolidated balance sheet at March 31, 2001. In addition, the consolidated balance sheet at March 31, 2001 includes $410,445 of delinquent property taxes and late fees related to the 33-acre parcel. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001. On January 19, 2001, the County of Riverside agreed to extend the due date to March 30, 2001 with three options to that would extend the due date to August 1, 2001. Each extension option requires a payment of $25,000. Payments have been made to date to extend the agreement to May 31, 2001. In 1993 the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use and, if uncontested, might have significantly impaired the value of the property. As described in Note 4 of the Notes to Consolidated Condensed Financial Statements, the Company contested this action. On October 23, 2000, the City of Temecula's city council granted preliminary approval of OVPGP's request for re-zoning and general plan amendment related to a development plan which includes a combination of multi-family and commercial uses. On November 28, 2000 the re-zoning and general plan amendment requested by OVPGP were adopted by the City of Temecula and OVPGP abandoned its legal claims against the City of Temecula.

On January 11, 2001, the Company agreed to sell the 33 acres to an unrelated developer for $6,550,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,028,106 as of March 31, 2001) at the time of closing. Closing was to take place on April 20, 2001. The buyer had waived all contingencies but was unable to meet its obligations on the closing date. On May 4, 2001, the Company signed an agreement to extend the closing date to May 31, 2001 and reduce the cash sale price to $6,375,000. The buyer has deposited an additional $740,000 as a non-refundable deposit to escrow. The Company estimates the proceeds from the sale to the Company will be approximately $1,374,000 after paying delinquent assessment district obligations and property taxes ($2,491,000), selling expenses and other costs ($379,000), distribution to minority interest holder of Old Vail Partners ($1,156,000), and a development fee to Landgrant Corporation ($975,000).

On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The proceeds consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash proceeds of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company occupied approximately 5,000 square feet of space in the building under a lease that expires in September 2011. The Company vacated these premises on April 6, 2001 and relocated to the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new office building owner under the existing loan agreement, the Company obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space.

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

On March 8, 2001, UCV paid its existing $28,478,687 note payable with the proceeds from a $33,000,000 loan. The new loan provides for monthly payments of interest only at a variable rate of interest equal to LIBOR (not less than 6 percent) plus 2-1/2 percentage points. UCV paid a fee to cap LIBOR at 6 percent. The note payable matures August 2002 but may be extended for two 12-month periods upon entering into an agreement to cap LIBOR at 7 percent. The loan may be prepaid at any time, however, there are prepayment fees as follows: 3 percent if paid prior to the sixth payment date; 1-1/2 percent if paid prior to the ninth payment date; 1 percent if paid prior to the twelfth payment date; and none thereafter. UCV is required to make a monthly payment of approximately $16,290 to a property tax and insurance impound account. The note payable is collateralized by the land, buildings, leases and security deposits. The proceeds of the new loan, after extinguishing the $28,478,687 note payable less a refund of impounds of $161,907, were utilized to: pay a prepayment penalty of $295,260, pay loan costs of $976,615, pay distributions to the partners of $1,820,000, fund a capital replacement impound maintained by the lender of $754,040 and provide working capital of $837,305. The refinancing resulted in charges of $401,444 related to the prepayment penalty of $295,260 and $106,184 of the unamortized portion of deferred loan costs related to the old note payable. These charges were classified in UCV's financial statement as an extraordinary loss from extinguishment of debt in the year ended March 31, 2001.

Management estimates negative cash flow of $700,000 to $900,000 for the remaining quarter of the year ending June 30, 2001 from operating activities before adding an estimated $300,000 distribution from UCV from its operating activities, the estimated sales proceeds of $1,300,000 from the sale of the 33 acres of undeveloped land, and deducting $350,000 of principal payments due on the short term note payable triggered by this events. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

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

                              Results of Operations

The following is a summary of the changes in the results of operations of the nine-month and three-month periods ended March 31, 2001 to the same periods in 2000 and a discussion of the significant changes:

                                  NINE MONTHS ENDED MARCH 31, 2001 VERSUS 2000
                                  ----------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $(161,344) $  (141,330)        --      $  349,687   $ (61,815)   $  (14,802)
 Costs ..........................     (85,198)     (12,445)     (55,803)      620,071        --         466,625
 SG&A-direct ....................     (53,143)        --           --          (6,031)    (58,668)     (117,842)
 SG&A-allocated .................     (36,678)      (7,000)        --          (6,000)     49,678          --
 Depreciation and amortization ..     (45,486)     (46,956)        --          38,285      (6,682)      (60,839)
 Interest expense ...............     (16,064)     (44,027)      10,466        (6,786)    145,487        89,076
 Equity in investees ............        --       (121,494)      13,000          --           --       (108,494)
 Gain on sale ...................     482,487    2,764,483          638          --           --      3,247,608
 Segment profit (loss) ..........     557,712    2,612,087       58,975      (289,852)   (191,630)    2,747,292
 Investment income ..............                                                                       (22,772)
 Income from operations ..........                                                                    2,724,520

                                THREE MONTHS ENDED MARCH 31, 2001 VERSUS 2000
                                ------------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $(241,122) $  (137,272)        --      $  100,589   $ (82,960)   $ (360,765)
 Costs ..........................     (91,990)     (20,516)     (50,482)      206,162        --          43,174
 SG&A-direct ....................     (52,807)        --           --         (12,486)    (63,274)     (128,567)
 SG&A-allocated .................     (14,557)      (7,000)       6,000        (4,000)     19,557          --
 Depreciation and amortization ..     (23,438)     (21,297)        --          13,224      (2,187)      (33,698)
 Interest expense ...............     (35,045)     (41,592)      14,209        (2,257)     45,294       (19,391)
 Equity in investees ............        --         11,360       18,000          --           --         29,360
 Segment profit (loss) ..........     (23,285)     (35,507)      48,273      (100,054)    (82,350)     (192,923)
 Investment income ..............                                                                          (973)
 Income from operations .........                                                                      (193,896)

   Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $15,015 and $16,200 in the nine and three month periods, respectively.

BOWLING OPERATIONS:

The segment includes the operations of two bowling centers, Valley Bowl and Grove Bowl. On December 21, 2000, the Company closed the operations of Valley Bowl in conjunction with the sale of the real estate on December 29, 2000. The following is a summary by bowling center of the changes in the results of operations of the nine-month and three-month periods ended March 31, 2001 to the same periods in 2000:
                             Six-Month Period           Three-Month Period
                        --------------------------   --------------------------
                        Grove    Valley   Combined   Grove    Valley   Combined
                        ------- --------  --------   ------- --------  --------
Revenues                249,661 (411,005) (161,344)   93,908 (335,030) (241,122)
Costs                   134,692 (219,890)  (85,198)   75,672 (167,662)  (91,990)
SG&A-direct              31,120  (84,263)  (53,143)    5,228  (58,035)  (52,807)
SG&A-allocated           (2,978) (33,700)  (36,678)   10,043  (24,600)  (14,557)
Depreciation and         (1,855) (43,631)  (45,486)   (2,339) (21,099)  (23,438)
amortization
Interest expense           --    (16,064)  (16,064)      --   (35,045)  (35,045)
Gain on sale               --    482,487   482,487       --     --        --
Segment profit (loss)    88,682  469,030   557,712     5,304  (28,589)  (23,285)

Bowl revenues of Grove Bowl (Grove) increased by 21% in the three and nine month periods primarily due to 8% and 12% increases in the number of games bowled in the three and nine month periods, respectively. The Grove Bowl's revenues have consistently increased since the surrounding shopping center was redeveloped and reopened in March 2000. Grove also had 12% and 8% increases in the average price of games bowled in the three and nine month periods respectively.

Bowl costs of Grove increased primarily due to increases in utility costs of $38,152 (224%) and $94,311 (144%) in the three and nine month periods, respectively. These increases were due to the increase in electric rates in San Diego. Payroll and related costs also increased by $32,842 (30%) and $40,440 (12%) in the three and nine month periods respectively.

Grove's SG&A direct expenses increased during the nine month period primarily due to increases in promotion and advertising expenses of $19,851 (16%), which primarily occurred in the first six months.

RENTAL OPERATIONS:

This segment includes the operations of the office building sold December 28, 2000, the equity in income of the operation of a 542 unit apartment project , a subleasehold interest in land underlying a condominium project and other miscellaneous rents received on undeveloped land. The following is a summary of the changes in operations in the nine and three month periods ending March 31, 2001:
                            Nine-Month Period           Three-Month Period
                       ---------------------------  ---------------------------
                        Office   Others   Combined   Office   Others   Combined
                       --------  -------- --------  --------  -------  --------
Revenues               (109,471) (31,859) (141,330) (121,860) (15,412) (137,272)
Costs                   (30,907)  18,462   (12,445)  (26,949)   6,433   (20,516)
SG&A-allocated           (7,000)     --     (7,000)   (7,000)     --     (7,000)
Depreciation and        (46,956)     --    (46,956)  (21,297)     --    (21,297)
amortization
Interest expense        (44,027)     --    (44,027)  (41,592)     --    (41,592)
Equity in income of
  UCV                       --  (121,494) (121,494)      --    11,360    11,360
Gain on sale          2,764,483      --   2,764,483      --       --        --
Segment profit (loss) 2,783,902 (171,815) 2,612,087  (25,022) (10,485)  (35,507)

A temporary easement granted by the Company for the use of a portion of its undeveloped land in Temecula, California expired in September 2000. The Company had been amortizing approximately $17,000 of deferred rent to income each quarter. Other rental costs increased due to an increase in the rent expense for the subleasehold interest.

The equity in income of UCV decreased in the nine month period primarily due to a decrease in UCV's net income of $243,000. The primary reason for the decrease was a $486,000 increase in interest expense in the period related to additional financing UCV obtained in October 1999. This increase in expense was partially offset by an increase of $203,000 in rental income. Rental income of UCV increased 6% in the nine and 4% in the three month periods primarily due to an increase in the average rental rates.

REAL ESTATE DEVELOPMENT OPERATIONS:

Development costs and expenses primarily consists of property taxes and legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners. Development costs decreased in the nine and three month periods due to a decrease in legal costs related to the development plan approval received in November 2000. Interest expense related to development activities primarily relates to interest accrued on the past due and current assessment district obligations of Old Vail Partners.

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

Operating expenses of the golf segment consisted of the following in 2001, and 2000:

                                      Three Months           Nine Months
                                   --------------------  --------------------
                                     2001        2000       2001      2000
                                   ---------  ---------  ---------  ---------
     Costs of goods sold and
       manufacturing overhead      $ 550,000  $ 367,000  $1,439,000  $  841,000
     Research & development           78,000     55,000     208,000     186,000
                                   ---------  ---------  ----------  ----------
          Total golf costs           628,000    422,000   1,647,000   1,027,000
                                   =========  =========  ==========  ==========
     Marketing & promotion           479,000    493,000   1,186,000   1,246,000
     Administrative-direct            55,000     53,000     168,000     114,000
                                   --------- ----------  ----------  ----------
          Total SG&A-direct          534,000    546,000   1,354,000   1,360,000
                                   =========  =========  ==========  ==========
     Allocated corporate costs        60,000     64,000     205,000     211,000
                                   ========= ==========  ==========  ==========

Total golf costs increased in 2001 primarily due to an increase in the amount of cost of goods sold related to increased sales, and an increase in manufacturing overhead related to the plant facilities into which Penley relocated in June 2000.

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

                                        2001        2002      Total
                                     -------  ----------  ----------
    Fixed rate debt                  $14,000     $21,000     $35,000
    Weighted average interest rate     9.0%        8.7%       8.8%
       rate

    Variable rate debt               $19,000  $1,607,000  $1,626,000
    Weighted average interest rate     10.0%      10.0%       10.0%

The amounts for 2001 relate to the three months ending June 30, 2001. This table does not include the principal maturities related to the Assessment District Obligation-In Default.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $33,000,000 as of March 31, 2001 for which the interest rate was 8.5 percent. However, the combination of a floor established by the lender and a cap purchased by UCV has resulted in the rate being fixed at 8.5 percent for the initial term of the loan. The principal cash flows for each of UCV's fiscal years ending March 31 is: 2002- none; 2002 and in total- $33,000,000.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II

                                OTHER INFORMATION

ITEM 1. Legal Proceedings

        As of March 31, 2001, other than as described in Note 4 of Notes to the Consolidated Condensed Financial Statements there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2000.

ITEM 2. Changes in Securities

          NONE

ITEM 3. Defaults upon Senior Securities

          N/A

ITEM 4. Submission of Matters to a Vote of Security Holder

        On December 22, 2000 the Company held its annual shareholder meeting in which the following item was voted upon:

                                            Tabulation of Votes
                                     --------------------------------
                                         For     Against     Abstain
                                     ----------  --------   ---------
         Election of Directors:

            Harold S. Elkan          23,529,984       0        54,166
            Steven R. Whitman        23,529,888       0        54,262
            Patrick D. Reiley        23,530,388       0        53,762
            James E. Crowley         23,530,550       0        53,600
            Robert A. MacNamara      23,530,450       0        53,700

ITEM 5. Other Information

          NONE

ITEM 6. Exhibits & Reports on Form 8-K

     (a) Reports on Form 8-K:  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SPORTS ARENAS, INC.

     By:  /s/ Harold S. Elkan
              --------------------
             Harold S. Elkan, President and Director

     Date:   May 14, 2001
             ------------


     By:/s/ Steven R. Whitman
            -----------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director

     Date:   May 14, 2001
             ------------