Form 10-K405
period 2001-06-30
SPORTS ARENAS INC
filed 2001-10-15
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________________ to ______________

                          Commission File Number 0-2380

                               SPORTS ARENAS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                  13-1944249
               ------------------------  ------------------------
               (State of Incorporation) (I.R.S. Employer I.D. No.)

             7415 Carroll Road, Suite C, San Diego, California 92121
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (858) 408-0364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 28, 2001 was $190,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 28, 2001 was 27,250,000.

Documents Incorporated by Reference - None.
                                      ----

                                     PART I

ITEM I.  Business

General Development and Narrative Description of Business
---------------------------------------------------------

    Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates one bowling center, an apartment project (50% owned), and a graphite golf club shaft manufacturer. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 7415 Carroll Road, Suite C, San Diego, California. Overall, the Company and its consolidated subsidiaries have approximately 70 employees. The following is a summary of the revenues of each segment, excluding construction, stated as a percentage of total revenues for each of the last three years:

                                      2001         2000         1999
                                      ----         ----         ----
      Bowling                          49           54           67
      Real estate operations           10           14           14
      Real estate development           -            -            -
      Golf                             34           24           10
      Other                             7            8            9

    (1) Bowling Centers - The Company's wholly owned subsidiary, Cabrillo Lanes, Inc. (the "Bowls"), operated two bowling centers during the year ended June 30, 2001 containing 110 lanes in San Diego, California. These two centers were purchased in August 1993. One of the centers, which contained 50 lanes, was closed on December 21, 2001 in conjunction with the sale by the Company of the land and building.

The remaining bowling center's operations include food and beverage facilities and coin operated video and other games. The revenues from these activities have averaged 32 percent of total bowling related revenues for the last three fiscal years. The bowling center operates the food and beverage operations, which includes sale of beer, wine and mixed drinks. The Company receives a negotiated percentage of the gross revenues from the coin operated video games. The bowling center includes a pro shop, which is leased to an independent operator for a nominal amount. The center also has a day care facility, which is provided free of charge to the bowlers. The bowling center has automatic score-keeping and a computerized cash control system.

On average, 36 percent of the games bowled are by bowling leagues that enter into league reservation agreements to use a specified number of lanes at a specified time and day for a specified period of weeks. On average, the league reservation agreements are for 35 weeks for the winter season (September through April) and 15 weeks for the summer season (May through August). League revenues for September through April average 78 percent of league revenues annually. Approximately 71 percent of all bowling related revenues are generated in the months of September through April.

The bowling industry faces substantial competition for the sports and recreation dollar. The Bowl competes with other bowling centers in its market area, as well as other sports and recreational activities. Further competition is likely at any time a new center is constructed in the same market area. The Company continuously markets its league and open play through a combination of advertising, phone solicitation, direct mail, and a personal sales program.

At June 30, 2001, the bowling center was licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The bowling center was cited with two violations in the last 12 months and has a 15 day suspension of its liquor license to serve pending an appeal. If the bowling center receives another citation in the next 12 months, the bowling center may lose its license permanently. The bowling center employs approximately 30 people.

    (2) REAL ESTATE  DEVELOPMENT - The Company,  through its  subsidiaries  (see
Item 2. Properties (b) Real Estate Development for ownership), had ownership interests in a 33 acre parcel and a 13 acre parcel of partially developed land in Temecula, California (Riverside County). The 33 acre parcel was sold on June 1, 2001.

In September 1994, Vail Ranch Limited Partnership (VRLP) was formed as a partnership between Old Vail Partners, L.P., a California limited partnership,
(OVP), a subsidiary of the Company, and Landgrant Corporation (Landgrant) to develop a 32 acre parcel of land of which 27 acres was developable. Landgrant is not affiliated with the Company. VRLP completed construction of a community shopping center on 10 acres of land in May 1997 and sold approximately 3.6 partially improved acres in the year ended June 30, 1997 and .59 partially improved acres during the year ended June 30, 1998 to unaffiliated purchasers for cash of $2,365,000 and $400,000, respectively. The cash proceeds from these sales were applied to reduce the construction loan balance. On January 2, 1998, VRLP sold the shopping center to New Plan Excel Realty Trust, Inc. (Excel) for

$9,500,000 cash. On August 7, 1998, VRLP entered into a an operating agreement (Agreement) with ERT Development Corporation (ERT), an affiliate of Excel, to form Temecula Creek, LLC, a California limited liability company (TC). TC was formed for the purpose of developing, constructing and operating the remaining 13 acres of land as part of the community shopping center in Temecula, California. VRLP contributed the 13 acres of land to TC and TC assumed the balance of the assessment district obligation payable. For purposes of maintaining capital account balances in calculating distributions, VRLP's contribution, net of the liability assumed by TC, was valued at $2,000,000. ERT contributed $1,000,000 cash which was immediately distributed by TC to VRLP. VRLP, which is the managing member, and ERT are each 50 percent members. ERT also advanced approximately $220,000 to TC to reimburse VRLP for certain predevelopment costs incurred by VRLP for the 13 acres. The Agreement provides that ERT will advance funds to fund predevelopment costs, other than property taxes and assessment district costs. Each member is required to advance 50 percent of the property taxes and assessment district costs as they become due (approximately $163,000 annually). The development plan is for 109,910 square foot shopping center on approximately 13 acres of land. In July 2000, TC completed development of 54,107 square feet of the shopping. As of August 31, 2001 a total of 75,692 square feet had been constructed of which 100% is currently leased. The balance of the build out is expected to be completed by February 2002.

Old Vail Partners, a California general partnership, (OVPGP), a subsidiary of the Company, owned a 33 acre parcel which was originally designated as commercially-zoned, however, the City of Temecula adopted a general development plan as a means of down-zoning the property to a lower use, which if the Company was not successful in having a development planned approved, might have significantly impaired the value of the property. The Company contested this action, and as described below, was successful in having a development plan approved in October 2000 that enabled the Company to sell the property in June 2001.

    (3) Commercial Real Estate Rental - Real estate rental operations consist of one office building in the Sorrento Mesa area of San Diego, California, a sublessor interest in land leased to condominium owners in Palm Springs, California, and a 50 percent ownership interest in a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly-owned subsidiary of the Company, owned a 36,000 square foot office building in the Sorrento Mesa area of San Diego, California. The building was originally acquired in 1984 by 5230, Ltd., which was 75 percent owned as a limited and general partner by Sports Arenas Properties, Inc. (SAPI), a wholly-owned subsidiary of the Company. The Company occupied approximately 14 percent of the office building. On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company had occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner to the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's former space.

The following is a schedule of selected operating information over the last five years:
                                  2001     2000     1999      1998      1997
                                  ----     ----     ----      ----      ----
     Occupancy                     93%      99%      99%       97%       98%
     Average monthly rent
      per square foot            $1.18    $1.11     $.98      $.86      $.87
     Real property tax           $9,000  $19,000  $19,000   $18,000   $17,000
     Real Property tax rate       1.12%   1.12%     1.12%     1.12%     1.12%

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

                                  2001      2000     1999       1998      1997
                                  ----      ----     ----       ----      ----
     Occupancy                     98%       99%      99%        99%       98%
     Average monthly rent/unit    $772      $728     $694       $675      $662
     Real property tax          $114,000  $112,000 $110,000   $108,000  $107,000
     Real Property tax rate       1.12%     1.12%    1.12%      1.12%     1.12%

    (4) Golf club shaft Manufacturer - On January 22, 1997, the Company purchased the assets of the Power Sports Group doing business as Penley Power Shaft (PPS) and formed Penley Sports, LLC (Penley) with the Company as a 90 percent managing member and Carter Penley as a 10 percent member. PPS was a manufacturer of graphite golf club shafts that primarily sold its shafts to custom golf shops. PPS's sales had averaged approximately $375,000 in calendar 1995 and 1996. PPS marketed its shafts in limited quantities through phone contact and trade magazine advertisements directed at golf shops. Although PPS's manufacturing process was not automated, it had developed a good reputation in the golf industry as a manufacturer of high performance golf club shafts, in addition to maintaining relationships with the custom golf shops. Penley's plans are to market its products to golf club manufacturers and golf club component distributors. To compliment the program of marketing to higher volume purchasers, Penley purchased over $1,100,000 of equipment since January 22, 1997 to automate some of the production processes. Additionally, in June 2000 Penley moved from its 8,559 square foot facility into a 38,025 square foot facility, of which approximately 10,000 square feet are subleased to another tenant through October 2002.

Until January 2000, Penley's sales were principally to custom golf shops where the orders are for 2 to 10 shafts per order at prices averaging $18 per shaft. In January 2000, Penley commenced sales to two of the largest golf component distributors. As a result of the sales to these two distributors and other small golf club manufacturers, golf club shaft sales increased by $735,654 in the year ended June 30, 2000 and $407,660 in the year ended June 30, 2001. Penley currently has products in testing by several large golf club manufacturers. However, there can be no assurances that the Penley will be able to enter into any significant sales contracts or that, if it does, the contracts will be profitable to Penley.

Penley has implemented an extensive program to market directly to golf club manufacturers through the distribution of direct mail materials and videos and participation in several large golf shows during the year. Penley is principally using its internal sales staff in the marketing and sale of its shafts to manufacturers, distributors and golf shops. Penley is also promoting its shafts to professional golfers as a means of achieving acceptance with the club manufacturers as the golfers endorse the shafts.

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

The primary raw material used in all of Penley's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Due to low production levels, Penley currently purchases most of its graphite prepreg from two suppliers. There are numerous alternative suppliers of graphite prepreg. Although Management believes that it will be able to establish relationships with other graphite prepreg suppliers to ensure sufficient supplies of the material at competitive pricing as production increases, there can be no assurances the unforeseen difficulties will not occur that could lead to interruptions and delays to Penley's production process.

Penley uses hazardous substances and generates hazardous waste in the ordinary course of its manufacturing of graphite golf club shafts and other related products. Penley is subject to various federal, state, and local environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials. Management believes it is in substantial compliance with the applicable laws and regulations and to date has not incurred any liabilities under environmental laws and regulations nor has it received any notices of violations. However, there can be no assurance that environmental liabilities will not arise in the future which may affect Penley's business.

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

(b) INDUSTRY SEGMENT  INFORMATION:
----------------------------------
     See Note 11 of Notes to Consolidated Financial Statements for required industry segment financial information.

ITEM 2. PROPERTIES
------------------
      (a)  Bowling Centers:
      ---------------------
The Company's remaining bowling center occupies the following facility:
      Name             Location            Size       Expiration Date of Lease
      ----             --------            ----       ------------------------
   Grove Bowl    San Diego, California   60 lanes    June 2003- options to 2018

The Grove Bowl occupies its facility pursuant to a long-term operating lease described in Note 8(a) of the Notes to Consolidated Financial Statements.

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

RCSA Holdings, Inc. (RCSA) and OVGP, Inc., wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP), which owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). As described in Note 6(c) of Notes to Consolidated Financial Statements, there are four other partners in OVP in the form of liquidating limited partnership interests. Three of the four partners had received the limit of their distributions through June 30, 2001 and their partnership interests were liquidated. The remaining partner in OVP is entitled to 50 percent of the cash distributions from OVP, not to exceed $2,450,000, of which $1,410,000 has been paid as of June 30, 2001.

RCSA and DPI were the general partners of Old Vail Partners (OVPGP), a California general partnership, which owned 33 acres of unimproved land in Temecula, California. OVPGP contributed the land to OVP when the litigation regarding the zoning was settled (see below). In June 2001, OVP sold the unimproved land.

The 33 acres of land owned by OVPGP as of June 30, 2000 was located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The principal balance of the allocated portion of the bonds was $1,384,153 as of June 30, 2000. The annual payments (due in semiannual installments) related to the bonded debt are approximately $144,000 for the 33 acres. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVP was delinquent in the payment of property taxes and assessments for over the last eight years and the property was subject to default judgments to the County of Riverside, California totaling approximately $2,132,421 as of June 30, 2000 regarding delinquents assessment district payments ($1,776,243) and property taxes ($356,178).

In November 1993, the City of Temecula adopted a general development plan that designated 33 acres of property owned by Old Vail Partners, a general partnership (the predecessor to Old Vail Partners, L.P., a California limited partnership) (OVPGP) as suitable for "professional office" use, which was contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result was that the City of Temecula has effectively down-zoned the 33 acres from a "commercial" to "professional office" use. As described above, the parcel was subject to assessment district obligations, which were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations were not subject to reapportionment as a result of re-zoning, a "professional office" use was not economically feasible due to the disproportionately high allocation of assessment district costs.

The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property. On September 23, 1999, OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action was the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 with the concurrence of OVPGP. This dismissal allowed the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally schedule for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001. On January 19, 2001, the County of Riverside agreed to extend the due date to March 30, 2001 with three options to that would extend the due date to August 1, 2001. Each extension option requires a payment of $25,000. Payments were made to date to extend the agreement to May 31, 2001.

On May 6, 1998, OVPGP filed suit against the City of Temecula, California in the California Superior Court for the County of Riverside. OVPGP claimed that, if the effective re-zoning is valid, the action would be a taking and damaging of OVPGP's property without payment of just compensation. OVPGP was seeking to have the effective re-zoning invalidated and an unspecified amount of damages. OVPGP has previously suffered adverse outcomes in other suits filed in relation to this matter. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVPGP and the City of Temecula attempted to informally resolve this litigation.

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

On June 1, 2001, the Company sold the 33 acres to an unrelated developer for $6,375,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,001,274) and recorded a gain of $5,544,743. The cash proceeds were used to pay $2,459,477 of delinquent taxes and assessments related to the property and $299,458 of selling expenses. In addition, payments of $2,172,410 were made to the limited partners in OVP from the proceeds.

      (c)  Real Estate Operations:
      ---------------------------
UCVGP, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owns a 542-unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for a $33,000,000 note payable by the partnership as of June 30, 2001.

DPDC owned an approximate 36,000 square foot office building located in San Diego, California, which was constructed in 1983. DPDC sold the office building on December 28, 2000.

DPDC is the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land is subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043.

      (d)  Golf Operations:
      --------------------
Penley Sports, LLC leases 38,025 square feet of industrial space in San Diego, California pursuant to a lease that expires in March 31 2010 with options to March 31, 2020. Penley has subleased approximately 10,000 square feet to a third party pursuant to a two year lease that expires in October 2002.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
At June 30, 2001 the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS     NONE
------------------------------------------------------------

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

                                   2001             2000
                              --------------   --------------
                              High      Low     High     Low
                              -----    -----   -----    -----
             First Quarter    $ .04    $ .04   $ .02    $ .02
             Second Quarter   $ .04    $ .04   $ .02    $ .02
             Third Quarter    $ .04    $ .04   $ .05    $ .02
             Fourth Quarter   $ .06    $ .04   $ .06    $ .02

(b) The number of holders of record of the common stock of the Company as of September 20, 2001 is approximately 4,300. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

(c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (NOT COVERED BY INDEPENDENT
         ----------------------------------------------------------------
         AUDITORS' REPORT)
         -----------------

                                                         Year Ended June 30,
                               -----------------------------------------------------------------------
                                   2001           2000           1999           1998           1997
                               -----------    -----------    -----------    -----------    -----------
Revenues ...................   $ 4,492,736    $ 4,724,435    $ 3,957,011    $ 3,642,335    $ 3,727,252
Loss from operations .......    (3,443,196)    (3,424,495)    (3,654,212)    (2,603,065)    (4,327,225
Income (loss) from
  continuing operations ....     3,603,234     (3,625,063)    (3,501,933)      (895,524)    (3,347,008)
Basic and diluted income
  (loss) per common share
  from continuing operations        .13           (.13)          (.13)          (.03)          (.12)
Total assets ...............     3,448,474      6,601,236      6,998,820      9,448,653      9,933,755
Long-term debt, excluding
   current portion .........        13,942      1,967,169      3,911,694      3,287,783      4,061,987

    See Notes 4(b), 6(c), and 12 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

    Certain 2000, 1999, 1998 and 1997 amounts have been reclassified to conform to the presentation used in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        ---------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has a working capital deficit of $1,086,126 at June 30, 2001, which is a $5,741,877 decrease from the working capital deficit of $6,828,003 at June 30, 2000. The working capital deficit decreased primarily due to the sale of the office building, bowling center real estate and undeveloped land. These sources of funds were partially offset by $3,422,256 of cash used by operations.

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last several years. It has used its share of distributions from investees and proceeds from real estate and bowling center sales to fund these deficits.

The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:

                                           2001          2000          1999
                                        ----------    ----------    ----------
Bowling .............................     (289,000)     (356,000)     (157,000)
Rental ..............................      105,000       219,000       207,000
Golf ................................   (2,594,000)   (2,652,000)   (2,587,000)
Development .........................     (177,000)     (246,000)     (215,000)
General corporate expense and other .     (467,000)     (217,000)     (257,000)
                                        ----------    ----------    ----------
Cash provided (used) by continuing
  operations ........................   (3,422,000)   (3,252,000)   (3,009,000)
Capital expenditures, net of
  financing .........................     (538,000)     (446,000)     (148,000)
Principal payments on long-term debt      (214,000)     (360,000)     (262,000)
                                        ----------    ----------    ----------
Cash used ...........................   (4,174,000)   (4,058,000)   (3,419,000)
                                        ==========    ==========    ==========

Distributions received from investees    1,559,000     2,193,000     1,420,000
                                        ==========    ==========    ==========
Contributions to investees ..........     (200,000)      (43,000)         --
                                        ==========    ==========    ==========
Proceeds from sale of assets ........    5,680,000       190,000          --
                                        ==========    ==========    ==========
Payments on minority interests ......   (2,172,000)         --            --
                                        ==========    ==========    ==========


Other than distributions of $920,000 received in March 2001 and $1,757,000 received in October 1999 from the proceeds of UCV's long term debt, the cash distributions the Company received from UCV during the last three years were the Company's proportionate share of distributions from UCV's results of operations. The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $15,792,373 at June 30, 2001. Although this amount is presented in the liability section of the balance sheet, the Company has no liability to repay the distributions in excess of basis in UCV. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeded its liabilities by $20,000,000-$27,000,000 as of June 30, 2001. On October 3, 2000, UCV obtained approval for plans to redevelop the 542 unit apartment project into 1,109 units plus an 80 unit assisted living facility. UCV is currently evaluating alternatives for financing the redevelopment.

At June 30, 2001, the Company owned a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which is a 50 percent partner in Temecula Creek, LLC (TC), a limited liability company, the other member of which is ERT Development Corporation (an affiliate of Excel). In July 2000, TC completed development of the first phase of a shopping center consisting of 60,229 square feet of space (of which 56,307 square feet is currently leased) on approximately 7 acres of land. TC is currently in the process of obtaining construction financing to construct an additional 50,032 square feet of shopping center space on the remaining 6 acres of land. The Company estimates that the value of the Company's 60 percent interest in VRLP at June 30, 2001 is approximately
$1,000,000 to $1,500,000. In July 2000, TC completed development of 54,107 square feet of the shopping center. As of August 31, 2001 a total of 75,692 square feet had been constructed of which 100% is currently leased. The balance of the build out is expected to be completed by February 2002.

The Company is expecting a $1,500,000 cash flow deficit in the year ending June 30, 2002 from operating activities after estimated distributions from UCV, and estimated capital expenditures ($20,000) and scheduled principal payments on short-term and long-term debt. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations. Management is currently evaluating other sources of working capital from obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" ", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill. Goodwill acquired on or prior to June 30, 2001 will no longer be amortized effective January 1, 2002. Goodwill acquired on or after July 1, 2001 will follow the non-amortization approach under SFAS No. 142. Under the non-amortization approach, goodwill would be tested for impairment, rather than being amortized to earnings, as originally proposed. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. The Company will be required to adopt these statements beginning January 1, 2002. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect that SFAS No. 141 and 142 will have material impact on the Company's financial position or results of operations. The Company has not yet assessed the impact of SFAS No. 143.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents scheduled principal payments and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30:

                         2002      2003    2004       Total    Fair Value (1)
                       ---------  ------  ------   ----------  -------------

  Fixed rate debt....   $26,000   $8,000  $6,000     $40,000      $40,000
  Weighted average
     interest rate...    11.8%     13.9%   13.9%     12.5%         12.5%

  Variable rate debt. $1,256,000    --       --    $1,256,000   $1,250,000
  Weighted average
     interest rate...     7.8%      --       --       7.8%          7.8%

(1) The fair value of fixed-rate debt and variable-rate debt were estimated based on the current rates offered for fixed-rate debt and variable-rate debt with similar risks and maturities.

The variable rate debt includes a $1,250,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2002.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $33,000,000 as of March 31, 2001 for which the interest rate was 8.5 percent. However, the combination of a floor established by the lender and a cap purchased by UCV has resulted in the rate being fixed at 8.5 percent for the initial term of the loan. The scheduled principal payments for each of UCV's fiscal years ending March 31 is: 2002- none; 2003- $33,000,000, and in total- $33,000,000. The estimated fair value of this debt is $33,800,000 based on the current rates offered for this type of loan with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
        ---------------------------------------------------------------
                               REFORM ACT OF 1995
                               ------------------

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

The following is a summary of the changes to the components of the segments in the years ended June 30, 2001 and 2000:

                                           Real Estate   Real Estate                 Unallocated
                                Bowling     Operation    Development       Golf       And Other        Totals
                              ----------    ----------    ----------    ----------    ----------    ----------
YEAR ENDED JUNE 30, 2001
------------------------
Revenues .................    $(368,870)   $ (231,562)    $    --        $407,660      $(70,238)    $(263,010)
Costs ....................     (214,662)      (39,907)      (68,991)      434,793          --         111,233
SG&A-direct ..............     (103,946)         --            --         (59,649)      (68,260)     (231,855)
SG&A-allocated ...........      (53,906)      (13,000)         --          (7,000)       73,906          --
Depreciation and
  amortization ...........      (67,103)      (64,306)         --          52,106        (6,458)      (85,761)
Impairment losses ........         --            --            --            --         (37,926)      (37,926)
Interest expense .........      (50,660)      (67,778)      (31,814)       (9,425)      157,220        (2,457)
Equity in income (loss) of
  investees ..............         --        (118,443)      (99,200)         --            --        (217,643)
Gain on sale .............      482,487     2,764,483     5,544,743          --            --       8,791,713
Segment profit (loss) ....      603,894     2,599,469     5,546,348        (3,165)     (188,720)    8,557,826
Investment income ........                                                                            (17,119)
Income from continuing
  operations .............                                                                          8,540,707

YEAR ENDED JUNE 30, 2000
------------------------
Revenues .................      (85,410)       76,477          --         735,654        43,388       770,109
Costs ....................      113,520        30,332        44,661       719,119          --         907,632
SG&A-direct ..............      (11,967)         --            --          18,289      (326,384)     (320,062)
SG&A-allocated ...........       18,508         5,000        (7,000)       73,000       (89,508)         --
Depreciation and
  amortization ...........       (4,497)          835          --          11,349        (2,162)        5,525
Impairment losses ........         --            --         (90,629)         --          37,926       (52,703)
Interest expense .........       (6,329)       29,437        15,049        (8,540)       12,090        41,707
Equity in income (loss) of
  investees ..............         --         (79,293)     (114,880)         --            --        (194,173)
Segment profit (loss) ....     (194,645)      (68,420)      (76,961)      (77,563)      411,426        (6,163)
Investment income ........                                                                           (116,967)
Loss from continuing
  operations .............                                                                           (123,130)

BOWLING OPERATIONS:
-------------------
The segment includes the operations of two bowling centers, Valley Bowl and Grove Bowl. On December 21, 2000, the Company closed the operations of Valley Bowl in conjunction with the sale of the real estate on December 29, 2000. The following is a summary by bowling center of the changes in the results of operations:

                                              2001 vs. 2000                      2000 vs. 1999
                                      --------------------------------    --------------------------------
                                       Grove      Valley    Combined       Grove      Valley    Combined
                                      --------    --------    --------    --------    --------    --------
Revenues ..........................    256,008    (624,878)   (368,870)      5,393     (90,803)    (85,410)
Costs .............................    166,375    (381,037)   (214,662)    136,579     (23,059)    113,520
SG&A-direct .......................      6,808    (110,754)   (103,946)       (942)    (11,025)    (11,967)
SG&A-allocated ....................      2,594     (56,500)    (53,906)     22,808      (4,300)     18,508
Depreciation and ..................        (84)    (67,019)    (67,103)     (5,602)      1,105      (4,497)
amortization
Interest expense ..................       --       (50,660)    (50,660)       --        (6,329)     (6,329)
Gain on sale ......................       --       482,487     482,487        --          --          --
Segment profit (loss) .............     80,315     523,579     603,894    (147,450)    (47,195)   (194,645)

                                  2001 vs. 2000
                                  -------------
On December 29, 2000 the Company sold the land and building occupied by the Valley Bowling Center for $2,215,000 cash and recorded a gain of $482,487. The proceeds of the sale were used to pay the existing loan of $1,650,977 and selling expenses of $167,671.

The following is a comparison of the operations of the Grove bowling center to the prior year. Grove's revenues increased 17 percent in 2001 primarily due to an 8 percent increase in number of games bowled. The average price of games bowled also increased by 9 percent. This bowling center is located in a shopping center that just completed a major renovation and "reopened" in April 2000 with two major retail stores. As a result, the bowling center has experienced a significant increase in open and league play since the "reopening". Although management forecasts continued increases in open and league play at the bowling center, the amount of the increase and how long it will continue is uncertain. League revenues also increased because of the ability to move league bowlers from Valley when the bowl was closed in December 2000.

Bowl costs increased $166,000 or 12% primarily due to a $99,000 (106%) increase in utility costs and a $55,000 (12%) increase in payroll costs. The increase in utility costs related to the increase in electric rates in San Diego that have been subsiding since April and May of 2001 but are still substantially higher than the rates in 2000. Payroll costs increased primarily due to an increase in staffing related to the increase in customer bowling. There was no significant change in selling, general and administrative expenses.

                                  2000 vs. 1999
                                  -------------
Bowling revenues decreased by 4 percent. The number of league games bowled continued to decrease at each of the bowling centers by approximately 15% (54,000 games in total). This decrease is being partially offset by an increase in the open-play games bowled at Grove (18,000) related to the April 2000 "reopening" of the shopping.

Bowl costs increased by 6% primarily due to due to a $76,000 increase in supplies and maintenance expenses. Approximately $46,000 of the increase in maintenance expenses related to lane resurfacing or painting the exterior of a building, which are not indicative of a trend of increases in expenses to be annualized. There was no significant change in selling, general and administrative expenses.

RENTAL OPERATIONS
-----------------
This segment includes the operations of the office building sold December 28, 2000, the equity in income of the operation of a 542 unit apartment project
(UCV), a subleasehold interest in land underlying a condominium project, the sublease of a portion of the Penley factory and other miscellaneous rents received on undeveloped land. The following is a summary of the changes in operations:

                                          2001 vs. 2000                      2000 vs. 1999
                            ------------------------------------    ------------------------------
                              Office       Others      Combined     Office      Others    Combined
                            ----------    --------    ----------    -------    --------    -------
Revenues ................   $ (233,259)   $  1,697    $ (231,562)   $52,461    $ 24,016    $76,477
Costs ...................      (57,938)     18,031       (39,907)   (25,584)     55,916     30,332
SG&A-allocated ..........      (13,000)       --         (13,000)     5,000        --        5,000
Depreciation and
   amortization .........      (64,306)       --         (64,306)       835        --          835
Interest expense ........      (85,535)     17,757       (67,778)    29,437        --       29,437
Equity in income of UCV .         --      (118,443)     (118,443)      --       (79,293)   (79,293)
Gain on sale ............    2,764,483        --       2,764,483       --          --         --
Segment profit (loss) ...    2,752,003    (152,534)    2,599,469     42,773    (111,193)   (68,420)

A temporary easement granted by the Company for the use of a portion of its undeveloped land in Temecula, California expired in September 2000. The Company had been amortizing approximately $17,000 of deferred rent to income each quarter. Rental revenues decreased by $48,000 in 2001 and increased 24,000 in 2000 related to this easement.

Rental revenues and rental costs increased by $46,000 and $47,000 respectively related to the sublease for the Penley factory. Approximately 10,000 square feet of the Penley factory space (38,000 square feet) was subleased commencing in November 2000 under a lease that expires in October 2002.

Other rental costs also increased in 2000 due to an increase in the rent expense for the subleasehold interest.

On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company had occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner of the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment for the office space was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space.

Office building rental revenues of the office building increased in 2000 primarily due to the continued increases in the rental rates at the office building. The vacancy rate for the office building was 3% and 1% 1999 and 2000, respectively. The average monthly rent per square foot was $.98 and $1.11 for 1999 and 2000, respectively. Interest expense for the office building increased in 2000 related to an increase in the long-term debt secured by the building in May of 1999.

The equity in income of UCV decreased by $118,000 in 2001 and $79,000 in 2000 primarily due to increases in interest expense and other costs of UCV that were only partially offset by increases in revenues. The following is a summary of the changes in the operations of UCV, LP in 2001 and 2000 compared to the previous years:
                                                  2001         2000
                                               ---------    ---------
     Revenues ..............................   $ 261,000    $ 202,000
     Costs .................................     (47,000)     148,000
     Depreciation ..........................      (7,000)      (3,000)
     Interest and amortization of loan costs     532,000      216,000
     Other expenses ........................      20,000         --
     Income before extraordinary loss ......    (237,000)    (159,000)
     Extraordinary loss from debt
        extinguishment .....................     401,000     (197,000)
     Net income ............................    (638,000)      38,000

Vacancy rates at UCV have averaged 1.3% 1.7% and 2.3% in 1999, 2000 and 2001, respectively. Total revenues of UCV increased by 5 and 4 percent in 2001 and 2000, respectively, primarily due to increases in the average rental rate.

UCV costs decreased in 2001 primarily due to a decrease in repairs and maintenance costs. UCV costs increased in 2000 primarily due to an increase in water expense ($60,000) related to increased irrigation of the property. Otherwise, costs increased 6 percent in 2000. UCV's interest expense increased in 2001 and 2000 primarily due to an increase in long-term debt in October 1999 and March 2001. UCV increased its long-term debt in May of 1998 by $5,166,500, in October 1999 by $4,039,490, and in March 2001 by $3,960,510. The refinancings in May 1998 and March 2001 resulted in an extraordinary loss of $197,000 in 1998 and $401,000 in 2001 related to prepayment penalties and write-offs of the unamortized loan fees of the previous long-term debt.

REAL ESTATE DEVELOPMENT:
------------------------
The real estate development segment consists primarily of OVP's operations related to 33 acres of undeveloped land in Temecula, California, and an investment in VRLP.

Development costs consist primarily of legal expenses ($65,000 in 2001, $104,000 in 2000, and $62,000 in 1999) related to the litigation regarding the effective down-zoning of the 33 acres of land and property taxes ($88,000 in 2001, $106,000 in 2000, and $95,000 in 1999). Development interest primarily represents the interest portion of the assessment district payments due each year and the interest accrued on the delinquent payments.

On June 1, 2001, the OVP sold the 33 acres to an unrelated developer for $6,375,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,001,274) and recorded a gain of $5,544,743. The cash proceeds were used to pay $2,459,477 of delinquent taxes and assessments related to the property and $299,458 of selling expenses. A partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $1,360,000 has been paid through June 30, 2001 ($860,000 in 2001, $50,000 in 1999 and $450,000 in 1998). This
limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets. Three other parties were granted liquidating partnership interests related to either their efforts with achieving the zoning approval for the 33 acres or making a loan to the Company that was used to fund payments to the County of Riverside for delinquent taxes. These partners received distributions totaling $1,312,410 from the sale of the undeveloped land in the year ended June 30, 2001 and their limited partnership interests were liquidated. The $1,312,410 paid to these partners is presented as "Minority interest in consolidated subsidiary" in the Statement of Operations for the year ended June 30, 2001.

The following is a summary of the changes in the operations of VRLP in 2001 and 2000 compared to the previous years:
                                     2001         2000
                                  ---------    ---------
     Revenues .................   $ (10,000)   $(122,000)
     Operating expenses .......     (56,000)      78,000
     Equity in loss of investee     225,000      (43,000)
     Net income (loss) ........    (179,000)    (157,000)

The operations for 1999 and 2000 reflected the results of negotiating property tax refunds that were non-recurring. The equity in loss of investee represents VRLP's share of the results of operations of Temecula Creek LLC which was developing a shopping center during all of 1999 and 2000 and a portion of 2001. The equity in the loss of investee represents VRLP's share of the property taxes expensed by Temecula Creek during 1999 and 2000. The equity in loss of investee in 2001 primarily represents the share of the operating loss of the shopping center as various phases were completed.

The Company recorded a $90,629 provision for impairment loss in the year ended June 30, 1999 to reduce the carrying value of undeveloped land in Missouri to the value realized when it was sold in September 1999.

GOLF CLUB SHAFT MANUFACTURING:
------------------------------
Prior to January 2000, golf club shaft sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, direct sales to the after-market also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors. In the year 2000, approximately 34 percent of the revenues were from sales to six golf equipment distributors, 8 percent from small golf club manufacturers, and the remainder related to sales directly to golf shops. In the year 2001, approximately 31 percent of the revenues were from sales to seven golf equipment distributors, 12 percent from small golf club manufacturers, and the remainder related to sales directly to golf shops.

Operating expenses of the golf segment consisted of the following in 1999, 1998 and 1997:
                                               2001         2000         1999
                                            ----------   ----------   ----------
Costs of sales and manufacturing overhead   $1,922,000   $1,502,000   $  797,000
Research and development ................      263,000      248,000      234,000
                                            ----------   ----------   ----------
   Total golf costs .....................   $2,185,000   $1,750,000   $1,031,000
                                            ==========   ==========   ==========
Marketing and promotion .................   $1,407,000   $1,514,000   $1,511,000
Administrative costs- direct ............      237,000      190,000      174,000
                                            ----------   ----------   ----------
  Total SG&A-direct .....................   $1,644,000   $1,704,000   $1,685,000
                                            ==========   ==========   ==========

Total golf costs increased in 2001 and 2000 primarily due to an increase in the amount of cost of goods sold related to increased sales, a $54,000 increase in rent for the factory that was moved into in June 2000, an increase in the cost of prototype shafts developed during the periods, and an increase in the payroll for research and development. Marketing and promotion expenses decreased in 2001 primarily due to decreases in player sponsorship costs and promotional goods. Administrative costs increased in 2001 primarily due to an increase in professional fees related to filings for trademark and patent matters.

UNALLOCATED AND OTHER:
----------------------
Revenues   decreased  by  $70,000  in  2001  due  to  a  decrease  in  brokerage commissions. Revenues increased by $43,000 in 2000 due to a $37,000 increase in brokerage commissions.

Unallocated and Other SG&A decreased by $68,000 in 2001 and $326,000 in 2000. The decrease in 2000 primarily related to $390,000 of expense recorded in 1999 as a provision for the uncertainty of the collectability of the note receivable from affiliate. The decrease in 2001 primarily related to a $44,000 reduction in brokerage commission fees.

Interest expense increased in 2001 and 2000 due to interest related to short term borrowings.

Investment income decreased by $116,967 in 2000 due to the cessation of the accrual of interest income on the note receivable from shareholder (See Note 3b of the Notes to Consolidated Financial Statements).


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

    (a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 14 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting
-------------------------------------------------------------------
         and Financial Disclosure    NONE
         -------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

    (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 2001. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

        Directors and Officers    Age    Position and Tenure with Company
        ----------------------    ---    --------------------------------
        Harold S. Elkan           58     Director since November 7, 1983;
                                           President since November 11, 1983

        Steven R. Whitman         48     Chief Financial Officer and Treasurer
                                           since May 1987; Director and
                                           Assistant Secretary since
                                           August 1, 1989; Secretary
                                           since January 1995

        Patrick D. Reiley         60     Director since August 21, 1986

        James E. Crowley          54     Director since January 10, 1989

        Robert A. MacNamara       53     Director since January 9, 1989

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

    To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 1999 through 2001, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------
    (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 2001 exceeded $100,000.

                                                     Long-term   All Other
    Name and                                           Compen-     Compen-
    ---------                                          --------    -------
Principal Position Year   Salary     Bonus    Other     sation      sation
------------------ ----   ------     -----    -----     ------      ------

Harold S. Elkan,   2001  $350,000  $100,000  $  --     $   --      $   --
   President       2000   350,000  $100,000     --         --          --
                   1999   350,000  $100,000     --         --          --

Steven R. Whitman, 2001   100,000      --       --         --          --
   Chief Financial 2000   100,000    10,000     --         --          --
     Officer       1999   100,000    10,000     --         --          --

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

    (h) Employment  Contracts,  Termination of Employment and  Change-in-Control
Arrangements: The employment agreement for Harold S. Elkan (Elkan), the Company's President, expired in January 1998, however, the Company is continuing to honor the terms of the agreement until such time as the Compensation Committee conducts a review and propose a new contract. Pursuant to the expired employment agreement, Elkan is to receive a sum equal to twice his annual salary ($350,000 as of June 30, 2001) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

    (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 2001.

     (k) Board Compensation Committee Report on Executive Compensation

    The Company's Board of Directors appointed Harold S. Elkan as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Board of Directors, excluding Harold S. Elkan and Steven R. Whitman, set and approve compensation for Harold S. Elkan.

    The objectives of the Company's executive compensation program are to: attract, retain and motivate highly qualified personnel; and recognize and reward superior individual performance. These objectives are satisfied through the use of the combination of base salary and discretionary bonuses. The following items are considered in determining base salaries: experience, personal performance, responsibilities, and, when relevant, comparable salary information from outside the Company. Currently, the performance of the Company is not a factor in setting compensation levels. Annual cash bonus payments are discretionary and would typically relate to subjective performance criteria. Bonuses of $100,000 were awarded to Harold Elkan in each of the years ended June 30, 1999 through 2001. Bonuses of $10,000 were awarded to Steven R. Whitman in each of the years ended June 30, 1999 and 2000.

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

          SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
          -----------------------------------------------------------
                                 Sports                S&P Leisure
                 Year Ended    Arenas, Inc.   S&P 500       Time
                 ----------    -----------    -------  -----------
                    6/1996          100         100         100
                    6/1997          100         200         160
                    6/1998          300         255         128
                    6/1999          200         309         116
                    6/2000          200         327          95
                    6/2001          200         275         118

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
   officer as a group                       and voting power

(a) These shares of stock are owned by Andrew Bradley, Inc., which is owned by Harold S. Elkan- 88%, Andrew S. Elkan- 6%, and Bradley J. Elkan- 6%. Andrew Bradley, Inc. has pledged 10,900,000 of its shares of Sports Arenas, Inc. stock as collateral for its loan from Sports Arenas, Inc. See Note 3(c) of Notes to Consolidated Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------
(a) - (c):

    1. The Company has $394,339 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his 88% owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 2001 ($463,866 as of June 30, 2000). The balance at June 30, 2001 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $50,000 due on December 31 of each year. The balance is due January 1, 2002. The largest amount outstanding during the year was $463,866 in July 2000.

Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans. This charge was included in selling, general and administrative expense. The Company also discontinued recording the interest income on the loans except to the extent that balance of the loans remained below $390,000. As of June 30, 2001, $4,339 of interest accrued on the loans was unrecorded.

    2. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (8.25 percent at June 30, 2001) and to be added to the principal balance annually. As of June 30, 2001 and 2000, $1,230,483 of interest had been accrued and added to the loan balance in the financial statements. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $620,007 as of June 30, 2001 ($359,797 as of June 30, 2000).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A.  The following documents are filed as a part of this report:

     1.   Financial Statements of Registrant

        Independent Auditors' Report                                      19
        Sports Arenas, Inc. and subsidiaries consolidated
         financial statements:
           Balance sheets as of June 30, 2001 and 2000                  20-21
           Statements of operations for each of the years in the
              three-year period ended June 30, 2001                       22
           Statements of shareholders' deficit for each of the years
               in the three-year period ended June 30, 2001               23
           Statements of cash flows for each of the years in the
              three-year period ended June 30, 2001                     24-25
           Notes to financial statements                                26-39

     2.   Financial Statements of Unconsolidated Subsidiaries

        UCV, L.P. (a California limited partnership)- 50 percent
          owned investee:
           Independent Auditors' Report                                   40
           Balance sheets as of March 31, 2001 and 2000                   41
           Statements of income and partners' deficit for
               each of the years in the three-year period
               ended March 31, 2001                                       42
           Statements of cash flows for each of years in the
              three-year period ended March 31, 2001                      43
           Notes to financial statements                                44-46


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

                          INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficiency and shareholders' deficit, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 KPMG LLP

San Diego, California
September 7, 2001

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS-JUNE 30, 2001 AND 2000

                                     ASSETS


                                                                 2001           2000
                                                             -----------    -----------
Current assets:
   Cash and cash equivalents .............................   $   515,204    $    13,961
   Current portion of notes receivable-affiliate (Note 3a)          --           50,000
   Other receivables .....................................       324,912        193,510
   Inventories (Note 2) ..................................       585,111        304,906
   Prepaid expenses ......................................        61,365        238,719
                                                             -----------    -----------
      Total current assets ...............................     1,486,592        801,096
                                                             -----------    -----------

Receivables due after one year:
   Note receivable- Affiliate, net (Note 3a) .............          --           73,866
     Less current portion ................................          --          (50,000)
                                                             -----------    -----------
                                                                    --           23,866
                                                             -----------    -----------
Property and equipment, at cost (Notes 7 and 10):
   Land ..................................................          --          678,000
   Buildings .............................................          --        2,461,327
   Equipment and leasehold and tenant improvements .......     2,345,406      2,347,767
                                                             -----------    -----------
                                                               2,345,406      5,487,094
      Less accumulated depreciation and amortization .....    (1,060,626)    (2,160,132)
                                                             -----------    -----------
       Net property and equipment ........................     1,284,780      3,326,962
                                                             -----------    -----------

Other assets:
   Undeveloped land, at cost (Note 4) ....................          --        1,501,318
   Intangible assets, net (Note 5) .......................       150,657        246,123
   Investments (Note 6) ..................................       405,446        564,446
   Other assets ..........................................       120,999        137,425
                                                             -----------    -----------
                                                                 677,102      2,449,312
                                                             -----------    -----------

                                                             $ 3,448,474    $ 6,601,236
                                                             ===========    ===========


















          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001 AND 2000 (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                  2001            2000
                                                             ------------    ------------
Current liabilities:
   Assessment district obligation-in default (Note 4b) ..... $       --      $  2,831,180
   Notes payable-short term (Note 7d) ......................    1,250,000       1,350,000
   Current portion of long-term debt (Note 7a) .............       32,000       1,874,000
   Accounts payable ........................................      708,307         796,483
   Accrued payroll and related expenses ....................      195,367         164,170
   Accrued property taxes, in default (Note 4b) ............         --           356,178
   Accrued interest ........................................      203,578          41,079
   Other liabilities .......................................      183,466         216,009
                                                             ------------    ------------
      Total current liabilities ............................    2,572,718       7,629,099
                                                             ------------    ------------

Long-term debt, excluding current portion (Note 7a) ........       13,942       1,967,169
                                                             ------------    ------------


Distributions received in excess of basis
   in investment (Notes 6a  and 6b) ........................   15,792,373      14,498,208
                                                             ------------    ------------

Other liabilities ..........................................      144,000         123,831
                                                             ------------    ------------

Minority interest in consolidated subsidiary (Note 6c) .....      852,677       1,712,677
                                                             ------------    ------------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 27,250,000 shares issued and outstanding ..      272,500         272,500
   Additional paid-in capital ..............................    1,730,049       1,730,049
   Accumulated deficit .....................................  (15,638,293)    (19,040,805)
                                                             ------------    ------------
                                                              (13,635,744)    (17,038,256)
   Less note receivable from shareholder (Note 3b) .........   (2,291,492)     (2,291,492)
                                                             ------------    ------------
     Total shareholders' deficit ...........................  (15,927,236)    (19,329,748)
                                                             ------------    ------------

Commitments and contingencies (Notes 4b, 5a, 6c, 8 and 10)

                                                             $  3,448,474    $  6,601,236
                                                             ============    ============
















          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                                                                2001           2000             1999
                                                             -----------    -----------    -----------
Revenues:
   Bowling ...............................................   $ 2,209,585    $ 2,578,455    $ 2,663,865
   Rental ................................................       444,635        644,886        571,094
   Golf ..................................................     1,527,117      1,119,457        383,803
   Other .................................................       132,442        209,671        172,996
   Other-related party (Note 6b) .........................       178,957        171,966        165,253
                                                             -----------    -----------    -----------
                                                               4,492,736      4,724,435      3,957,011
                                                             -----------    -----------    -----------
Costs and expenses:
   Bowling ...............................................     1,851,210      2,065,872      1,952,352
   Rental ................................................       264,435        304,342        274,010
   Golf ..................................................     2,185,213      1,750,420      1,031,301
   Development ...........................................       156,688        225,679        181,018
   Selling, general, and administrative (Note 3a) ........     3,177,126      3,377,670      3,700,417
   Depreciation and amortization .........................       301,260        387,021        381,496
   Provision for impairment losses (Notes 4a, and 6d) ....          --           37,926         90,629
                                                             -----------    -----------    -----------
                                                               7,935,932      8,148,930      7,611,223
                                                             -----------    -----------    -----------

Loss from operations .....................................    (3,443,196)    (3,424,495)    (3,654,212)
                                                             -----------    -----------    -----------

Other income (expenses):
   Investment income:
     Related party (Notes 3a and 3b) .....................        28,926         38,450        145,276
     Other ...............................................         3,697         11,292         21,433
   Interest expense related to development activities ....      (235,208)      (266,001)      (245,353)
   Interest expense and amortization of finance costs ....      (390,265)      (361,929)      (340,870)
   Equity in income of investees (Note 6a) ...............       159,977        377,620        571,793
   Gain on sale of office building (Note 10) .............     2,764,483           --             --
   Gain on sale of bowling center building (Note 12) .....       482,487           --             --
   Gain on sale of undeveloped land (Note 4b) ............     5,544,743           --             --
                                                             -----------    -----------    -----------
                                                               8,358,840       (200,568)       152,279
                                                             -----------    -----------    -----------

Income (loss) from continuing operations before
  minority interest ......................................     4,915,644     (3,625,063)    (3,501,933)

Minority interest in consolidated subsidiary (Note 6c) ...    (1,312,410)          --             --
                                                             -----------    -----------    -----------
                                                               3,603,234     (3,625,063)    (3,501,933)
Extraordinary losses from:
   Early extinguishment of debt (Note 7a) ................          --             --          (78,997)
   Early extinguishment of investee debt (Note 6a) .......      (200,722)          --          (98,500)
                                                             -----------    -----------    -----------

Net income (loss) ........................................   $ 3,402,512    ($3,625,063)   ($3,679,430)
                                                             ===========    ===========    ===========

Basic and diluted net income (loss) per common share from:
   Continuing operations .................................     $ 0.13        ($ 0.13)       ($ 0.13)
   Extraordinary items ...................................      (0.01)          --            (0.01)
                                                               ------         ------         ------
                                                               $ 0.12        ($ 0.13)       ($ 0.14)
                                                               ======         ======         =======

          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999




                                           Common Stock                                       Note
                                      ---------------------   Additional                   Receivable
                                       Number of                paid-in      Accumulated      From
                                        Shares      Amount      Capital        Deficit     Shareholder       Total
                                      ----------   --------   ----------   ------------    -----------    ------------


Balance at June 30, 1998 ..........   27,250,000   $272,500   $1,730,049   ($11,736,312)   ($2,187,206)   ($11,920,969)

Interest accrued ..................         --         --           --             --         (104,286)       (104,286)
Net loss ..........................         --         --           --       (3,679,430)          --        (3,679,430)
                                      ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 1999 ..........   27,250,000    272,500    1,730,049    (15,415,742)    (2,291,492)    (15,704,685)

Net loss ..........................         --         --           --       (3,625,063)          --        (3,625,063)
                                      ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2000 ..........   27,250,000    272,500    1,730,049    (19,040,805)    (2,291,492)    (19,329,748)

Net income ........................         --         --           --        3,402,512           --         3,402,512
                                      ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2001 ..........   27,250,000   $272,500   $1,730,049   ($15,638,293)   ($2,291,492)   ($15,927,236)
                                      ==========   ========   ==========   ============    ===========    ============






          See accompanying notes to consolidated financial statements.

                                    SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                                                                2001           2000           1999
                                                            -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss) .......................................   $ 3,402,512    ($3,625,063)   ($3,679,430)
  Adjustments to reconcile net loss to the net cash used
    by operating activities:
      Amortization of deferred financing costs ..........        18,846          9,120         13,565
      Depreciation and amortization .....................       301,260        387,021        381,496
      Equity in income of investees .....................      (159,977)      (377,620)      (473,293)
      Deferred income ...................................        48,000         48,000         48,000
      Interest income accrued on note receivable from
        shareholder .....................................          --             --         (104,286)
      Interest accrued on assessment district obligations       235,208        266,001        245,353
      Provision for note receivable- affiliate ..........          --             --          390,000
      Provision for impairment losses ...................          --           37,926         90,629
      (Gain) loss on sale of assets .....................    (8,781,237)         1,793           --
      Minority interest in consolidated subsidiary ......     1,312,410           --             --
      Extraordinary loss on debt extinguishment .........       200,722           --           78,997
    Changes in assets and liabilities:
      (Increase) decrease in other receivables ..........      (125,201)       (77,106)        50,023
     (Increase) decrease in inventories .................      (280,205)         5,254         (7,565)
     (Increase) decrease in prepaid expenses ............        93,678        (39,051)        46,467
      Increase (decrease) in accounts payable ...........       (88,176)       343,280       (124,644)
      Increase (decrease) in accrued expenses and other
        liabilities .....................................       199,337       (230,906)       239,905
      Other .............................................        38,317         (8,705)        26,793
                                                            -----------    -----------    -----------
        Net cash used by operating activities ...........    (3,584,506)    (3,260,056)    (2,777,990)
                                                            -----------    -----------    -----------
Cash flows from investing activities:
   Decrease in notes receivable .........................        73,866         30,963         40,684
   Additions to property and equipment ..................      (507,336)      (335,920)      (140,801)
   Proceeds from sale of office building ................     1,662,337           --             --
   Proceeds from sale of bowling center building ........     2,047,328           --             --
   Proceeds from sale of undeveloped land ...............     3,616,066        190,362           --
   Proceeds from sale of other assets ...................         5,000           --             --
   Increase in development costs on undeveloped land ....       (30,755)      (109,850)        (7,454)
   Distributions received from investees ................     1,559,000      2,193,400      1,419,671
   Contributions to investees ...........................      (200,000)       (43,319)          --
   Distribution to holders of minority interest .........    (2,172,410)          --          (50,000)
                                                            -----------    -----------    -----------
        Net cash provided by investing activities .......     6,053,096      1,925,636      1,262,100
                                                            -----------    -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments .........................      (213,772)      (283,598)      (261,528)
   Proceeds from short-term borrowings ..................     1,200,000      1,900,000           --
   Payments of short-term borrowings ....................    (1,300,000)      (550,000)          --
   Proceeds from refinancing of long-term debt ..........          --             --        1,975,000
   Loan costs ...........................................       (22,598)          --          (62,598)
   Extinguishment of long-term debt .....................    (1,650,977)       (75,927)    (1,147,561)
   Costs to extinguish long-term debt ...................          --             --          (45,977)
   Other ................................................        20,000           --             --
                                                            -----------    -----------    -----------
        Net cash provided (used) by financing activities     (1,967,347)       990,475        457,336
                                                            -----------    -----------    -----------
Net increase (decrease) in cash and equivalents .........       501,243       (343,945)    (1,058,554)
Cash and cash equivalents, beginning of year ............        13,961        357,906      1,416,460
                                                            -----------    -----------    -----------
Cash and cash equivalents, end of year ..................   $   515,204    $    13,961    $   357,906
                                                            ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999



SUPPLEMENTAL CASH FLOW INFORMATION:
                                2001        2000          1999
                             ---------   ---------      ---------
   Interest paid             $ 196,000   $ 326,000      $ 341,000
   -------------             =========   =========      =========

Supplemental schedule of non-cash investing and financing activities:

During the year ended June 30, 2001 the Company sold equipment for $5,000 which had a cost of $24,250 and accumulated depreciation of $9,240.

During  the  year  ended  June  30,  2001,  the  Company   abandoned   leasehold
    improvements with a cost of $18,536 and accumulated depreciation of $18,070.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

1. Summary of significant accounting policies and practices:

    Description of business- The Company, primarily through its subsidiaries, owns and operates two bowling centers (one of which was closed in December 2000), an apartment project (50% owned), one office building (sold in December 2000), a graphite golf club shaft manufacturer, and undeveloped land (sold in June 2001). The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing.

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

    Cash and cash equivalents - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. There were no cash equivalents at June 30, 2001 and 2000.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and relate to golf club shaft manufacturing.

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

    Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments where it is practical to estimate that value:

        Cash, cash equivalents,  other receivables,  accounts payable, and notes payable-short term - the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

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

    Use of estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

    Loss per share- Basic  earnings  per share is computed by dividing  earnings
        (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of income (loss) for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period. The Company currently has no potentially dilutive securities outstanding. The weighted average shares used for basic and diluted earnings per share computation was 27,250,000 for each of the years in the three-year period ended June 30, 2001.

    Reclassification- Certain 2000 and 1999 amounts have been reclassified to conform to the presentation used in 2001.

2.  Inventories:

    Inventories consist of the following:
                                        2001         2000
                                     ---------    ---------
        Raw materials ............   $ 145,013    $ 105,552
        Work in process ..........     200,192      107,317
        Finished goods ...........     297,906      118,437
                                     ---------    ---------
                                       643,111      331,306
          Less valuation allowance     (58,000)     (26,400)
                                     ---------    ---------
                                     $ 585,111    $ 304,906
                                     =========    =========

3. Notes receivable:

    (a)Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $28,926, $38,450, and $40,990 in 2001, 2000, and 1999, respectively. The loans bear interest at 8 percent per annum and are due in annual installments of interest plus principal payments of $50,000 due on December 31 of each year until maturity. The balance is due on January 1, 2002.

        Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans. This charge was included in selling, general and administrative expense. The Company also discontinued recording the interest income on the loans except to the extent that balance of the loans remained below $390,000. As of June 30, 2001, $4,339 of interest accrued on the loans was unrecorded.

    (b) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (8.25 percent at June 30, 2001) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company. The Company recorded interest income from this note of $104,286 in 1999.

        Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $620,007 as of June 30, 2001 ($359,797 as of June 30, 2000).

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

    (b) RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owned 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company (see Note 6c). This land was sold on June 1, 2001.

        The carrying value of the property consisted of the following as of June 30, 2000:

               Acres ...............................        33
               Acquisition cost ....................   $ 2,142,789
               Capitalized assessment district costs     1,434,315
               Other development planning costs ....       333,214
                                                       -----------
                                                         3,910,318
               Provision for impairment loss .......    (2,409,000)
                                                       -----------
                                                       $ 1,501,318
                                                       ===========

        The 33 acres of land owned by OVPGP was located within a special assessment district of the County of Riverside, California (the County) which was created to fund and develop roadways, sewers, and other required infrastructure improvements in the area necessary for the owners to develop their properties. Property within the assessment district is collateral for an allocated portion of the bonded debt that was issued by the assessment district to fund the improvements. The annual payments (required in semiannual installments) due related to the bonded debt are approximately $144,000. The payments continue through the year 2014 and include interest at approximately 7-3/4 percent. OVPGP had been delinquent in the payment of property taxes and assessments for over the last eight years. As of June 30, 2000 the property had been subject to default judgments to the County of Riverside, California totaling approximately $2,132,421 regarding delinquent assessment district payments ($1,776,243) and property taxes ($356,178).

        The County had scheduled the 33 acres for public sale for the defaulted property taxes on September 27, 1999. OVPGP had unsuccessfully attempted to negotiate a payment plan with the County subject to the successful resolution of the zoning problems with the property described below. On September 23, 1999 OVPGP filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The primary claim affected by this action was the County's secured claim for delinquent taxes and assessment district payments. OVPGP's plan was to use the relief from stay to continue its efforts to negotiate a settlement of the zoning issues described below, and restore the economic value of the property. The bankruptcy proceeding was dismissed on February 15, 2000 with the concurrence of OVPGP. This dismissal allowed the County of Riverside to proceed with a public sale of the property within 45 days after giving notice. On June 23, 2000, the County of Riverside agreed to remove the property from the planned public sale originally scheduled for June 26, 2000 in exchange for an immediate payment of $330,000 with the balance of property taxes due on December 29, 2000. Separately, the County of Riverside stated that a foreclosure sale related to the default judgement for assessment district payments would not be scheduled until some time after January 1, 2001. On January 19, 2001, the County of Riverside agreed to extend the due date to March 30, 2001 with three options to extend the due date to August 1, 2001. Each extension option requires a payment of $25,000. Payments were made to extend the agreement to May 31, 2001.

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

        The following is summarized balance sheet information of OVPGP included in the Company's consolidated balance sheet as of June 30, 2001 and 2000:

                                                          2001      2000
                                                          ----   ---------
            Assets:
              Undeveloped land.........................   --    $1,501,318
            Liabilities:
              Assessment district obligation-in default   --     2,831,180
              Accrued property taxes ..................   --       356,178

        The delinquent principal, interest and penalties ($1,776,243) and the remaining principal balance of the allocated portion of the assessment district bonds ($1,054,937) were classified as "Assessment district obligation- in default" in the consolidated balance sheet at June 30, 2000. In addition, accrued property taxes in the balance sheet at June 30, 2000 includes $356,178 of delinquent property taxes and late fees related to the 33-acre parcel.

        In November 1993, the City of Temecula adopted a general development plan that designated the property owned by OVPGP as suitable for "professional office" use, which is contrary to its zoning as "commercial" use. As part of the adoption of its general development plan, the City of Temecula adopted a provision that, until the zoning is changed on properties affected by the general plan, the general plan shall prevail when a use designated by the general plan conflicts with the existing zoning on the property. The result was that the City of Temecula had effectively down-zoned OVPGP's property from a "commercial" to "professional office" use. The property was subject to assessment district obligations that were allocated in 1989 based on a higher "commercial" use. Since the assessment district obligations were not subject to reapportionment as a result of re-zoning, a "professional office" use was not economically feasible due to the disproportionately high allocation of assessment district costs. OVPGP filed suit against the City of Temecula claiming that, if the effective re-zoning was valid, the action was a taking and damaging of OVPGP's property without payment of just compensation. OVPGP was seeking to have the effective re-zoning invalidated and an unspecified amount of damages. A stipulation was entered that dismissed this suit without prejudice and agreed to toll all applicable statute of limitations while OVPGP and the City of Temecula attempted to informally resolve this litigation. On October 23, 2000, the City of Temecula's city council granted preliminary approval of OVPGP's request for re-zoning and general plan amendment related to a development plan which includes a combination of multi-family and commercial uses. On November 28, 2000 the re-zoning and general plan amendment requested by OVPGP were adopted by the City of Temecula and OVPGP abandoned its legal claims against the City of Temecula.

        On June 1, 2001, the Company sold the 33 acres to an unrelated developer for $6,375,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,001,274) and recorded a gain of $5,544,743. The cash proceeds were used to pay $2,459,477 of delinquent taxes and assessments related to the property and $299,458 of selling expenses.

        The following is a summary of the results from operations of the development activities related to this undeveloped land included in the financial statements:
                                                2001        2000
                                              --------    --------
            Development costs .............    157,000     226,000
            Allocated SG&A ................     20,000      20,000
                                              --------    --------
            Loss from operations ..........   (177,000)   (246,000)
            Interest expense- development .    235,000     266,000
                                              --------    --------
            Loss from continuing operations   (412,000)   (512,000)
                                              ========    ========


   5. Intangible assets:

      Intangible assets consisted of the following as of June 30, 2001 and 2000:

                                                   2001         2000
                                                ---------    ---------
            Deferred lease costs:
              Subleasehold interest .........   $ 111,674    $ 111,674
                Less accumulated amortization     (35,585)     (33,689)
              Lease inception fee ...........     232,995      232,995
                Less accumulated amortization    (158,427)    (121,143)
                                                ---------    ---------
                                                  150,657      189,837
                                                ---------    ---------
            Deferred loan costs .............        --         82,598
                Less accumulated amortization        --        (26,312)
                                                ---------    ---------
                                                     --         56,286
                                                ---------    ---------
                                                $ 150,657    $ 246,123
                                                =========    =========

    (a) The Company is a sublessor of a parcel of land that is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980. The Company is amortizing the capitalized carrying costs over the period of the subleases on the straight-line method. The future minimum rental payments payable by the Company to the lessor on the lease are approximately $162,000 per year for the remaining term of 42 years (aggregate of $6,804,000). The Company is obligated to pay the greater of a base rent (currently $162,000), adjusted every five years based on an increase in a consumer price index, or 85 percent of the minimum rent due from the sublessees. The minimum rent had been $81,000 annually until October 1, 1998. The future minimum rents due to the Company from the sublessees are approximately $164,000 per year for the remaining term of 42 years (aggregate of approximately $6,888,000). The subleases provide for increases every five years based on increases in a consumer price index.

    (b) In March 1997 the Company paid $232,995 to the lessor of the real estate in which the Grove bowling center is located. The payment represented the balance due for a deferred lease inception fee. The fee is being amortized over the then remaining lease term of 75 months.

6. Investments:
   (a) Investments consist of the following:
                                                    2001            2000
                                                ------------    ------------
      Accounted for on the equity method:
         Investment in UCV, L.P. ............   $(15,792,373)   $(14,498,208)
         Vail Ranch Limited Partnership .....        405,446         564,446
                                                ------------    ------------
                                                 (15,386,927)    (13,933,762)
         Less Investment in UCV, L.P. .......
          classified as liability-
            Distributions received in excess
             of basis in  investment ........     15,792,373      14,498,208
                                                ------------    ------------
                                                     405,446         564,446
                                                ------------    ------------
      Accounted for on the cost basis:
         All Seasons Inns, La Paz ...........         37,926          37,926
           Less provision for impairment loss        (37,926)        (37,926)
                                                ------------    ------------
            Total investments ...............   $    405,446    $    564,446
                                                ============    ============

    The following is a summary of the equity in income (loss) (before extraordinary losses of $200,722 and $98,500 related to UCV, L.P. during the years ended June 30, 2001 and 1999, respectively):

                                              2001         2000        1999
                                           ---------    ---------    --------
          UCV, L.P. ....................   $ 318,977    $ 437,420    $516,713
          Vail Ranch Limited Partnership    (159,000)     (59,800)     55,080
                                           ---------    ---------    --------
                                           $ 159,977    $ 377,620    $571,793
                                           =========    =========    ========

   (b) Investment in UCV, L.P. (real estate operation segment):

        The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California. The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):

                                        2001          2000          1999
                                    ----------   -----------   -----------
     Total assets ...............    5,109,000   $ 3,013,000   $ 2,556,000
     Total liabilities ..........   33,480,000    29,630,000    25,511,000

     Revenues ...................    5,085,000     4,824,000     4,622,000
     Operating and general and
       administrative costs .....    1,611,000     1,658,000     1,510,000
     Depreciation ...............       19,000        26,000        29,000
     Interest and amortization of
       loan costs ...............    2,797,000     2,265,000     2,049,000
     Other expenses .............       20,000          --            --
     Extraordinary loss from
       early debt extinguishment       401,000          --         197,000
     Net income .................      237,000       875,000       837,000

    The apartment project is managed by the Company, which recognized management fee income of $130,957, $123,966, and $117,253 in the twelve-month periods ended June 30, 2001, 2000, and 1999, respectively. In addition, pursuant to a development fee agreement with UCV dated July 1, 1998, the Company received development fees totaling $96,000 each in the years ended June 30, 2001, 2000 and 1999, of which $48,000 in each year was recorded as deferred income.

    A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:

                                          2001            2000
                                      ------------    ------------
          Balance, beginning ......   $ 14,498,208    $ 12,688,808
          Equity in income, net ...       (118,255)       (437,420)
          Cash distributions ......      1,559,000       2,193,400
          Cash contributions ......       (200,000)           --
          Amortization of purchase
            price in excess
            of equity in net assets         53,420          53,420
                                      ------------    ------------
          Balance, ending .........   $ 15,792,373    $ 14,498,208
                                      ============    ============

    (c)Investment in Old Vail Partners and Vail Ranch Limited Partnership (real estate development segment):

      RCSA and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P. , a California limited partnership (OVP). OVP owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership
      (VRLP). The other partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $1,360,000 has been paid through June 30, 2001 ($860,000 in 2001, $50,000 in 1999 and $450,000 in 1998). This limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets. Three other parties were granted liquidating partnership interests related to either their efforts with achieving the zoning approval for the 33 acres described in Note 4b or making a loan to the Company that was used to fund payments to the County of Riverside for delinquent taxes. These partners received distributions totaling $1,312,410 from the sale of the undeveloped land in the year ended June 30, 2001 and their limited partnership interests were liquidated.

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

      The following is summarized financial information of VRLP as of June 30, 2001 and 2000 and for the years then ended:

                                              2001         2000
                                           ---------    ---------
        Assets:
          Investment in Temecula Creek .   $ 558,000    $ 822,000
          Other assets .................      10,000       14,000
              Total assets .............     568,000      836,000
        Total liabilities ..............      14,000       17,000
        Partners' capital ..............     554,000      819,000
        Revenues .......................        --         10,000
        Equity in loss of Temecula Creek    (264,000)     (39,000)
        Net income (loss) ..............    (265,000)     (86,000)

      The following is a reconciliation of the investment in Vail Ranch Limited
      Partnership:

                                         2000         2000
                                      ---------    ---------
        Balance, beginning ........   $ 564,446    $ 580,927
        Contributions .............        --         43,319
        Equity in net income (loss)    (159,000)     (59,800)
                                      ---------    ---------
        Balance, ending ...........   $ 405,446    $ 564,446
                                      =========    =========

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

7. Long-term and short-term debt:

   (a) Long-term debt consists of the following:
                                                             2001       2000
                                                          ---------  ----------
      8.15% note  payable  collateralized  by first
         trust deed on land and  office  building.
         Loan  assumed  by  buyer  of  office
         building in December 2000......................  $   --     $1,957,592

      10-3/4% note payable collateralized by
         partnership interest in Old Vail Partners (OVP),
         principal is due in monthly payments of $6,458
         plus interest at a variable rate (prime plus
         1-1/2 points) adjusted monthly. The loan is
         guaranteed by Harold S. Elkan.  The balance
         is due July 2001...............................    6,458        83,960

      8% note payable  collateralized  by real estate
         and equipment at Valley  Bowling  Center.
         Paid in December  2000 upon sale of
         bowling center building........................      --      1,680,920

      10-1/2%  note  payable   collateralized   by  of
         manufacturing equipment,  due in monthly
         installments of $8,225,  including principal
         and interest.  Balance paid May 2001...........      --         79,138

      Other.............................................   39,484        39,559
                                                         --------    ----------
                                                           45,942     3,841,169
      Less current maturities                             (32,000)   (1,874,000)
                                                         --------    ----------
                                                         $ 13,942    $1,967,169
                                                         ========    ==========

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

    The principal payments due on notes payable during the next five fiscal years are as follows: $32,000 in 2002, $8,000 in 2003, and $6,000 in 2004.

    (b)In November 1997, the Company entered into a short-term loan agreement with Loma Palisades, Ltd. (Loma), an affiliate of the Company's partner in UCV, whereby Loma would lend the Company up to $800,000. The loan bore interest at "Wall Street" prime rate plus 1 percent on the amounts drawn. Interest was payable monthly, the principal was due within 30 days of demand and the agreement expired in May 1998. During the year ended June 30, 1998, the Company borrowed $400,000, which was paid in January and May 1998. The Company's borrowings from this short term loan averaged $115,000 during the year ended June 30, 1998.

    (c) On August 24, 1999 and September 25, 1999 the Company borrowed a total of $550,000 from the Company's partner in UCV on an unsecured note payable. Payments of interest only were due monthly at a base rate plus 1 percent (9-1/4% at September 25, 1999). The loan plus interest of $4,562 was paid on October 14, 1999.

    (d) The Company borrowed a total of $2,550,000 ($1,350,000 and $1,200,000 in the years ended June 30, 2000 and 2001, respectively) from the Company's partner in UCV (Lender) of which $1,300,000 was paid during 2001. The loans are unsecured, due on demand and bear interest at monthly at a base rate plus 1 percent (7.75% at June 30, 2001). The Company admitted the Lender and an affiliate of the Lender as partners in Old Vail Partners with a liquidating partnership interest for which they received combined distributions of $112,410 in the year ended June 30, 2001 and their partnership interests were liquidated. The Company's also agreed to provide the Lender with an ownership interest in Penley Sports that would provide the Lender with a 10 percent interest in profits and distributions.


8. Commitments and contingencies:

    (a) The Company leases its bowling center (Grove) under an operating lease. The lease agreement for the Grove bowling center provides for approximate annual minimum rentals in addition to taxes, insurance, and maintenance as follows: $360,000 for each of the years 2002 through 2003 and $720,000 in the aggregate. This lease expires in June 2003 and contains three 5-year options at rates increased by 10-15 percent over the last rate in the expiring term of the lease. This lease also provides for additional rent based on a percentage of gross revenues, however, Grove has not yet exceeded the minimum amount of gross revenue. Rental expense for Grove bowling center was $360,000 in 2001, 2000 and 1999.

        The Company also leases its golf club shaft manufacturing plant under a ten year operating lease agreement, which commenced April 1, 2000. The lease provides for fixed annual minimum rentals in addition to taxes, insurance and maintenance for each of the years ending June 30 as follows: 2002- $227,000, 2003- $234,000, 2004- $241,000, 2005- $247,000,
        2006- $247,000, thereafter- $924,000. Commencing April 1, 2005 the lease provides for adjustments to the rent based on increases in a consumer price index, not to exceed six percent per annum. The lease also provides for two options that each extend the lease for an additional five years. The rent for the first year of the first option will be based on a five percent increase over the previous year's rent. Subsequent year's rent will be adjusted based on increases in the consumer price index. The Company had previously leased facilities for its golf club shaft manufacturing plant pursuant to an operating lease that expired June 30, 2000. Rental expense for the manufacturing facilities was $220,688 in 2001, $112,252 in 2000, of which $66,760 related to the old plant, and $53,834 in 1999.

        The Company has subleased a portion of the golf club shaft manufacturing plant. The sublease commenced November 1, 2000 and continues through October 31, 2002. Rental income from this sublease was $46,400 in the year ended June 30, 2001. The sublease calls for fixed annual minimum rentals in addition to taxes, insurance and maintenance for each of the years ending June 30 as follows: 2002- $59,000 and 2003- $20,000.

    (b) The Company's employment agreement with Harold S. Elkan expired on January 1, 1998, however the Company is continuing to honor the terms of the agreement until such time as it is able to negotiate a new contract. The agreement provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 2001, his annual salary was $350,000.

    (c) The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

9. Income taxes

    During the years ended June 30, 2001, 2000 and 1999, the Company has not recorded any income tax expense or benefit due to its utilization of prior loss carryforward and the uncertainty of the future realizability of deferred tax assets.

    At June 30, 2001, the Company had net operating loss carry-forwards of $10,866,000 for federal income tax purposes. The carryforwards expire from years 2002 to 2020. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences. Due to the uncertainty of the future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 2001 and 2000.

    The following is a reconciliation of the normal expected federal income tax rate of 34 percent to the income (loss) in the financial statements:

                                           2001           2000           1999
                                      -----------    -----------    -----------
   Expected federal income tax
     expense (benefit) .............. $ 1,157,000    $(1,233,000)   $(1,251,000)
   Increase (decrease) in valuation
     allowance ......................  (1,312,000)      (121,000)     1,199,000
   Expiration of net operating
     loss carryforward ..............     150,000      1,340,000           --
   Other ............................       5,000         14,000         52,000
                                      -----------    -----------    -----------
   Provision for income tax expense   $      --      $      --      $      --
                                      ===========    ===========    ===========


    The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 2001 and 2000:

                                                      2001           2000
                                                  -----------    -----------
   Federal deferred tax assets (liabilities):
      Net operating loss carryforwards ........   $ 3,694,000    $ 3,653,000
      Accumulated depreciation and amortization       222,000        468,000
      Valuation allowance for impairment losses       683,000      1,366,000
      Other ...................................        31,000        455,000
                                                  -----------    -----------
         Total net federal deferred tax assets      4,630,000      5,942,000
         Less valuation allowance .............    (4,630,000)    (5,942,000)
                                                  -----------    -----------
   Net federal deferred tax assets ............   $      --      $      --
                                                  ===========    ===========

10. Leasing activities:

    The Company, as lessor, leased office space in an office building under operating leases that were primarily for periods ranging from one to five years, occasionally with options to renew. This office building was sold in December 2000. The Company is also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 44 years which commenced in 1981 and 1982 (see Note 5).

    The following is a schedule of the Company's rental property included in property and equipment as of June 30, 2000:

        Land ...................   $   258,000
        Building ...............       773,393
        Tenant improvements ....       140,306
                                   -----------
                                     1,171,699
        Accumulated depreciation      (424,821)
                                   -----------
                                   $   746,878
                                   ===========

    On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company has occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner of the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space. The future minimum rent payments under the lease agreement are as follows for the years ending June 30: $68,000- 2002; $70,000- 2003; $72,000- 2004; $75,000- 2005; $77,000-
    2006; $443,000 thereafter and $805,000 in the aggregate.

    The following is a summary of the results from operations of the office building included in the financial statements:

                                              2001       2000       1999
                                            --------   --------   --------
        Rents ...........................   $243,000   $477,000   $424,000
        Costs ...........................     54,000    112,000    138,000
        Allocated SG&A ..................     13,000     26,000     21,000
        Depreciation ....................     16,000     80,000     79,000
                                            --------   --------   --------
        Income from operations ..........    160,000    259,000    186,000
        Interest expense ................     81,000    167,000    137,000
                                            --------   --------   --------
        Income from continuing operations     79,000     92,000     49,000
                                            ========   ========   ========

11. Business segment information:

    The Company operates principally in four business segments: bowling centers, commercial real estate rental, real estate development, and golf club shaft manufacturing. The golf club shaft manufacturing segment commenced in January 1997 when the Company acquired a small golf club shaft manufacturer. Other revenues, which are not part of an identified segment, consist of property management and development fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage.

    The following is summarized information about the Company's operations by business segment.

                                                           Real         Real
                                                          Estate       Estate                    Unallocated
                                             Bowling     Operation   Development        Golf      And Other        Totals
                                          -----------    ----------  -----------    -----------  -----------    -----------
YEAR ENDED JUNE 30, 2001
------------------------
Revenues ..............................   $ 2,209,585    $  477,620    $    --      $ 1,527,117  $   311,399    $ 4,525,721
Depreciation and amortization .........        37,108        71,099         --          149,558       43,495        301,260
Interest expense ......................        91,117        98,750      235,208          4,048      196,350        625,473
Equity in income of investees .........          --         318,977     (159,000)          --           --          159,977
Gain on sale of assets ................       482,487     2,764,483    5,544,743           --           --        8,791,713
Segment profit (loss) .................       140,519     3,113,796    4,973,847     (2,753,777)    (591,364)     4,883,021
Investment income .....................          --            --           --             --           --           32,623
Income (loss) -continuing .............          --            --           --             --           --        4,915,644
operations
Segment assets ........................       217,610       118,785      840,867      2,106,825      164,387      3,448,474
Expenditures for segment
  assets ..............................        30,839          --         30,755        433,043       43,454        538,091

YEAR ENDED JUNE 30, 2000
------------------------
Revenues ..............................   $ 2,578,455    $  709,182    $    --      $ 1,119,457  $   381,637    $ 4,788,731
Depreciation and amortization .........       104,211       135,405         --           97,452       49,953        387,021
Impairment losses .....................          --            --           --             --         37,926         37,926
Interest expense ......................       141,777       166,528      267,022         13,473       39,130        627,930
Equity in income of investees .........          --         437,420      (59,800)          --           --          377,620
Segment profit (loss) .................      (463,375)      514,327     (572,501)    (2,750,612)    (402,644)    (3,674,805)
Investment income .....................          --            --           --             --           --           49,742
Loss from continuing
  operations ..........................          --            --           --             --           --       (3,625,063)
Segment assets ........................     1,846,575       986,767    2,066,888      1,448,947      252,059      6,601,236
Expenditures for segment
  assets ..............................        20,146         1,948      109,850        294,386       19,440        445,770

YEAR ENDED JUNE 30, 1999
------------------------
Revenues ..............................    $2,663,865    $  632,705    $    --      $   383,803  $   338,249    $ 4,018,622
Depreciation and amortization .........       108,708       134,570         --           86,103       52,115        381,496
Impairment losses .....................          --            --         90,629           --           --           90,629
Interest expense ......................       148,106       137,091      251,973         22,013       27,040        586,223
Equity in income of investees .........          --         516,713       55,080           --           --          571,793
Segment profit (loss) .................      (268,730)      582,747     (495,540)    (2,673,049)    (814,070)    (3,668,642)
Investment income .....................          --            --           --             --           --          166,709
Loss from continuing
  operations ..........................          --            --           --             --           --       (3,501,933)
Segment assets ........................     1,997,376     1,054,729    2,644,111      1,157,089      145,515      6,998,820
Expenditures for segment
  assets ..............................        38,960         2,383        7,454         96,271        3,187        148,255


                                    2001           2000           1999
                                -----------    -----------    -----------
Revenues per segment schedule   $ 4,525,721    $ 4,788,731    $ 4,018,622
Intercompany rent eliminated        (32,985)       (64,296)       (61,611)
                                -----------    -----------    -----------
Consolidated revenues .......   $ 4,492,736    $ 4,724,435    $ 3,957,011
                                ===========    ===========    ===========

12. Significant Event:

    On December 29, 2000 the Company sold the land and building occupied by the Valley Bowling Center for $2,215,000 cash and recorded a gain of $482,487. The proceeds of the sale were used to pay the existing loan of $1,650,977 and selling expenses of $167,672. The bowling center discontinued its operations on December 21, 2000. The following is a summary of the results of operations of the bowling center included in the financial statements:

                                    2001           2000           1999
                                  ---------    -----------    -----------
        Revenues ..............   $ 439,000    $ 1,064,000    $ 1,155,000
        Costs .................     320,000        701,000        724,000
        Direct SG&A ...........      77,000        188,000        199,000
        Allocated SG&A ........      33,000         89,000         94,000
        Depreciation ..........      26,000         93,000         92,000
                                  ---------    -----------    -----------
                                    (17,000)        (7,000)        46,000
        Interest expense ......      91,000        142,000        148,000
                                  ---------    -----------    -----------
        Income (loss) from
          continuing operations    (108,000)      (149,000)      (102,000)
                                  =========    ===========    ===========

13. Supplementary Non-Cash information:

    The following is a summary of the changes to the balance sheet related to the non-cash portions of the sale of the office building, Valley Bowl real estate and undeveloped land:

                                         Office      Valley Bowl    Undeveloped
                                        Building     Real estate       Land
                                      -----------    -----------    -----------
     Receivables .................... $     6,201    $      --      $      --
     Prepaid expenses ...............     (83,676)          --             --
     Property and equipment .........  (1,171,699)    (2,434,539)          --
     Accumulated depreciation .......    (438,096)      (877,536)          --
     Undeveloped land ...............        --             --       (1,532,073)
     Deferred loan costs ............     (52,200)        (7,838)          --
     Other assets ...................     (11,516)          --             --
     Assessment district obligation .        --             --       (3,066,388)
     Property taxes in default ......        --             --         (394,392)
     Long-term debt .................  (1,950,478)          --             --
     Other liabilities ..............     (26,462)          --             --


14. Liquidity:

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

15. Quarterly financial data (unaudited):

    The following summarizes the condensed quarterly financial information for the Company:

                                                               QUARTERS ENDED 2001
                                              ----------------------------------------------------
                                              September 30   December 31    March 31      June 30
                                               ----------    ----------    ----------    ----------
Revenue ....................................   $1,143,386    $1,111,879    $1,075,900    $1,161,571
Total costs and expenses ...................    2,043,891     2,098,885     2,064,240     1,728,916
Gain on sale ...............................         --       3,246,970          --       5,544,743
Other income & expense, net ................     (158,222)     (150,023)      (42,575)      (82,053)
Minority interest ..........................         --            --            --      (1,312,410)
Income (loss) before extraordinary items ...   (1,058,727)    2,109,941    (1,030,915)    3,582,935
Basic and diluted net income (loss) per
   common share from:
      Continuing operations ................      (.04)          .08          (.04)          .13
      Net income (loss) ....................      (.04)          .08          (.04)          .12

                                                               QUARTERS ENDED 2000
                                              -----------------------------------------------------
                                              September 30   December 31    March 31       June 30
                                               ----------    ----------    ----------    ----------
Revenue ....................................   $  931,613    $1,000,490    $1,418,100    $1,374,232
Total costs and expenses ...................    1,831,993     1,927,187     2,164,766     2,224,984
Other income & expense, net ................         (819)      (39,306)      (90,353)      (70,090)
Income (loss) before extraordinary items ...     (901,199)     (966,003)     (837,019)     (920,842)
Basic and diluted net income (loss) per
   common share from:
      Continuing operations ................      (.03)         (.04)         (.03)         (.03)
      Net income (loss) ....................      (.03)         (.04)         (.03)         (.03)

     Certain 2001 and 2000 amounts have been reclassified to conform to the presentation used in these financial statements.

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 2001 and 2000, and the related statements of income and partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2001. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





                                                          KPMG LLP

San Diego, California
June 27, 2001

                                    UCV, L.P.
                       (a California Limited Partnership)
                    BALANCE SHEETS - MARCH 31, 2001 and 2000




                                     ASSETS


                                                      2001            2000
                                                  ------------    ------------
    Property and equipment (Note 3):
         Land .................................   $  1,289,565    $  1,289,565
         Buildings ............................      5,189,188       5,189,188
         Equipment ............................        533,585         529,825
                                                  ------------    ------------
                                                     7,012,338       7,008,578
         Less accumulated depreciation ........     (5,689,221)     (5,670,346)
                                                  ------------    ------------
                                                     1,323,117       1,338,232

    Cash ......................................        726,041         293,684
    Restricted cash (Note 3) ..................        807,031         157,420
    Accounts receivable .......................         12,110          12,167
    Prepaid expenses ..........................         97,323         109,199
    Redevelopment planning costs ..............      1,237,621         831,154
    Deferred loan costs, less accumulated
      amortization of $60,254 in 2001 and
      $295,196 in 2000 ........................        905,511         270,767
                                                  ------------    ------------

                                                  $  5,108,754    $  3,012,623
                                                  ============    ============






                     LIABILITIES AND PARTNERS' DEFICIT


    Long-term debt (Note 3) ...................   $ 33,000,000    $ 29,039,490
    Accounts payable ..........................         91,804         156,529
    Accrued interest ..........................        155,533         208,053
    Other accrued expenses ....................         23,817          30,559
    Tenants' security deposits ................        208,533         195,534
                                                  ------------    ------------

                                                    33,479,687      29,630,165

    Partners' deficit .........................    (28,370,933)    (26,617,542)
                                                  ------------    ------------

                                                  $  5,108,754    $  3,012,623
                                                  ============    ============







                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                   STATEMENTS OF INCOME AND PARTNERS' DEFICIT
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999





                                                  2001            2000            1999
                                             ------------    ------------    ------------
Revenues:
   Apartment rentals .....................   $  4,903,939    $  4,650,709    $  4,455,235
   Other rental related ..................        180,718         173,092         166,529
                                             ------------    ------------    ------------

                                                5,084,657       4,823,801       4,621,764
                                             ------------    ------------    ------------


Costs and expenses:
   Operating .............................      1,243,651       1,299,381       1,186,348
   General and administrative ............        238,152         236,045         207,828
   Management fees, related party (Note 2)        129,102         122,194         116,088
                                             ------------    ------------    ------------

                                                1,610,905      1,657,620        1,510,264
                                             ------------    ------------    ------------

Income before depreciation, interest
   and other expense .....................      3,473,752       3,166,181       3,111,500


   Depreciation ..........................        (18,875)        (26,336)        (28,563)
   Other expense .........................        (20,000)           --              --
   Interest and amortization of loan costs     (2,796,924)     (2,264,888)     (2,049,110)
                                             ------------    ------------    ------------


Income before extraordinary loss .........        637,953         874,957       1,033,827

Extraordinary loss from the early
  extinguishment of debt .................       (401,444)           --          (197,401)
                                             ------------    ------------    ------------


Net income ...............................        236,509         874,957         836,426


Partners' deficit, beginning of year .....    (26,617,542)    (22,954,999)    (18,344,925)

Cash distributed to partners .............     (1,989,900)     (4,537,500)     (5,446,500)
                                             ------------    ------------    ------------

Partners' deficit, end of year ...........   $(28,370,933)   $(26,617,542)   $(22,954,999)
                                             ============    ============    ============














                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                             2001           2000            1999
                                                        ------------    -----------    ------------
Cash flows from operating activities:
   Net income .......................................   $    236,509    $   874,957    $    836,426
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation ..................................         18,875         26,336          28,563
      Amortization of deferred loan costs ...........        204,837        159,819         145,343
      Extraordinary loss from extinguishment of debt         401,444           --           197,401
      Other .........................................         20,000           --              --
   Changes in assets and liabilities:
      (Increase) decrease in restricted cash ........        (57,478)       (46,861)          5,808
      Decrease in accounts receivable ...............             57          1,810          14,671
      (Increase) decrease in prepaid expenses .......         11,876         (4,533)         (4,126)
      Increase (decrease) in accounts payable and
        other accrued expenses ......................        (71,467)         6,035          80,112
      Increase (decrease) in accrued interest .......        (52,520)        57,359         150,694
      Other .........................................         12,999         15,825           3,951
                                                        ------------    -----------    ------------

   Net cash provided by operating activities ........        725,132      1,090,747       1,458,843
                                                        ------------    -----------    ------------

Net cash from investing activities:
   Additions to redevelopment planning costs ........       (406,467)      (498,041)       (303,649)
   Additions to property and equipment ..............         (3,760)       (16,965)        (37,433)
                                                        ------------    -----------    ------------
   Net cash used by investing activities ............       (410,227)      (515,006)       (341,082)
                                                        ------------    -----------    ------------

Cash flows from financing activities:
   Principal payments on long-term debt .............       (560,803)          --              --
   Extinguishment of long-term debt .................    (28,478,687)          --       (19,833,500)
   Costs related to early extinguishment of long-term
      debt ..........................................       (295,260)          --          (157,521)
   Proceeds from long term debt .....................     33,000,000      4,039,490      25,000,000
   Refund of restricted cash held by lender .........        161,907           --              --
   Funding of restricted cash from loan proceeds ....       (754,040)          --              --
   Loan costs .......................................       (965,765)      (122,914)       (383,049)
   Cash distributed to partners .....................     (1,989,900)    (4,537,500)     (5,446,500)
                                                        ------------    -----------    ------------

   Net cash provided (used) by financing activities .        117,452       (620,924)       (820,570)
                                                        ------------    -----------    ------------

Net increase (decrease) in cash .....................        432,357        (45,183)        297,191

Cash, beginning of year .............................        293,684        338,867          41,676
                                                        ------------    -----------    ------------

Cash, end of year ...................................   $    726,041    $   293,684    $    338,867
                                                        ============    ===========    ============

Supplemental cash flow information:
   Interest paid ....................................   $  2,644,607    $ 2,047,710    $  1,753,073
                                                        ============    ===========    ============

   Non-cash investing activities:
     In the year ended March 31, 1999 the Partnership disposed of fully depreciated assets with a cost and accumulated depreciation of $22,213.


                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

1. Organization and Summary of Significant Accounting Policies:

    (a)Organization- Effective June 1, 1994 the form of organization was changed from a joint venture to a limited partnership and the name of the entity was changed from University City Village to UCV, L.P., a California limited partnership (the Partnership). The Partnership conducts business as University City Village.

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

        Cash, restricted cash, accounts  receivable,  accounts payable,  accrued interest and other accrued expenses- the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

        Long-term debt - The carrying  value of long-term  debt  reported in the balance sheet approximates the fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Partnership in the marketplace for similar instruments.

    (h) Derivative Financial Instruments- The Partnership adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001. As a result of refinancing the Partnership's long-term debt, the new loan agreement requires the Partnership to maintain an interest rate cap (the
        Cap) on the notional principal amount of the debt. The Partnership uses this derivative financial instrument to effectively manage the interest rate risk of its variable rate note payable. Accounting for any gains or losses resulting from changes in the market value of the derivative depend upon the use of the derivative and whether it qualifies for hedge accounting.

        The instrument was negotiated with a high credit quality counterparty, therefore, the risk of nonperformance by the counterparty is considered to be negligible. See additional information regarding financial instruments in Note 4.


    (i) Use of estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles general accepted in the United States of America. Actual results could differ from these estimates.

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

    (j) Valuation impairment-Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets.

2.  Related party transactions:

    An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues, as defined.

    In July 1998 the Partnership entered into development services agreements with two affiliates of a partner. The agreements are cancelable on 30 days notice and relate to planning for redevelopment of the apartments. During the years ended March 31, 2001, 2000 and 1999, the affiliate was paid $96,000, $96,000 and $72,000, respectively, for these development services.

3. Long-term debt:

    On March 8, 2001, the Partnership paid its existing $28,478,687 note payable with the proceeds from a $33,000,000 loan. The new loan provides for monthly payments of interest only at a variable rate of interest equal to LIBOR (not less than 6 percent) plus 2-1/2 percentage points. UCV paid a fee to cap LIBOR at 6 percent. The note payable matures August 2002 but may be extended for two 12-month periods upon entering into an agreement to cap LIBOR at 7 percent. The loan may be prepaid at any time, however, there are prepayment fees as follows: 3 percent if paid prior to the sixth payment date; 1-1/2 percent if paid prior to the ninth payment date; 1 percent if paid prior to the twelfth payment date; and none thereafter. The note payable is collateralized by the land, buildings, leases and security deposits. The refinancing resulted in charges of $401,444 related to the prepayment penalty of $295,260 and $106,184 of the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as an extraordinary loss from extinguishment of debt in the financial statements.

                                                          2001          2000
                                                       -----------   -----------
     Payable in monthly  installments  of interest
       only based on a rate of 8-1/2% per annum.       $33,000,000   $    --

     Payable through April 2000 in monthly
       installments of interest only (7.94%
       as of March 31, 2000) based on a variable
       rate of interest equal to LIBOR plus 2
       percentage points, thereafter payable in
       monthly installments of interest plus principal
       based on a 25 year amortization schedule               --      25,000,000

     Payable through April 2000 in monthly
       installments of interest only (10.69%
       as of March 31, 2000) based on a variable
       rate of interest equal to the greater of 10%
       or LIBOR plus 4.75 percentage points,
       thereafter payable in monthly installments
       of interest plus principal based on a 25 year
       amortization schedule. Additional principal
       payments are due quarterly equal to 50% of
       the quarterly cash flow.                               --       4,039,490
                                                       -----------   -----------
     Total                                             $33,000,000   $29,039,490
                                                       ===========   ===========

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


    The Partnership is required to make monthly payments of approximately $16,290 to a property tax and insurance impound account maintained by the lender. Additionally, $754,040 was deducted from the loan proceeds and is being held by the lender as a "capital" replacement reserve. The Partnership is also required to keep an amount equal to fifty percent of the tenant security deposits in a separate account at a bank designated by the lender. This account was established and funded with $110,000 on June 18, 2001. Restricted cash represents the balance of the tax impound and replacement reserve accounts and the bank accounts used for security deposits.

4.  Interest Rate Cap:

    The Partnership adopted SFAS 133 on January 1, 2001. Due to the extensive documentation and administration requirements of SFAS 133, the Partnership's derivative instrument does not currently qualify for hedge accounting treatment. Although the Partnership's Cap is designed as a cash flow hedge, the Partnership cannot adopt hedge accounting treatment, until all required documentation is completed and hedging criteria is met. Since SFAS 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, the Partnership accounted for the Cap in this manner. As of March 31, 2001 the Partnership recorded a loss of $20,000 in other expense in the income statement for the change in the value of the Cap since inception of the transaction on March 8, 2001.

                                   SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    (Registrant)                    SPORTS ARENAS, INC.


    By (Signature and Title)        /s/ Harold S. Elkan
                                    ---------------------------------------
                                      Harold S. Elkan, President & Director


    DATE:                             OCTOBER 12, 2001
                                      ----------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           SIGNATURE                     TITLE                       DATE
  ----------------------- --------------------------------         --------


  /s/ Steven R. Whitman   Chief Financial Officer, Director,    October 12, 2001
  ----------------------     and Principal Accounting Officer   ----------------
      Steven R. Whitman



  /s/ Robert A. MacNamara           Director                    October 12, 2001
  -----------------------                                       ----------------
      Robert A. MacNamara



  /s/ Patrick D. Reiley             Director                    October 12, 2001
  -----------------------                                       ----------------
      Patrick D. Reiley

                                                                      EXHIBIT 22
                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                           SUBSIDIARIES OF REGISTRANT

        State of
      Incorporation        Subsidiary
      -------------        -------------------------------------------
        New York           Cabrillo Lanes, Inc.

        Delaware           Downtown Properties, Inc.

       California             Old Vail Partners, a California general
                                partnership (50% general partner)

       California          Downtown Properties Development Corp.

       California          UCVGP, Inc.

       California             UCV, L.P. (1% general partner)

       California          Sports Arenas Properties, Inc.

       California             UCV, L.P. (49% limited partner)

       California          Ocean West, Inc.

       California          RCSA Holdings, Inc.

       California             Old Vail Partners, a California general
                                partnership (50% general partner)

       California             Old Vail Partners, L.P. (49% limited partner)

       California                Vail Ranch Limited Partnership
                                  (50% limited partner)

       California          OVGP, Inc.

       California             Old Vail Partners, L.P. (1% general partner)

       California          Ocean Disbursements, Inc.

       California          Bowling Properties, Inc.

       California          Penley Sports, LLC (90% managing member)

    All subsidiaries are 100% owned, unless otherwise indicated, and are included in the Registrant's consolidated financial statements, except for Vail Ranch Limited Partnership and UCV, L.P.