Form 10-Q
period 2001-09-30
SPORTS ARENAS INC
filed 2001-11-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 2001 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

        Unaudited Balance Sheets as of September 30, 2001
           and June 30, 2001..........................................   1-2

        Unaudited Statements of Operations for the Three Months Ended
                September 30, 2001 and 2000...........................    3

        Unaudited Statements of Cash Flows for the Three Months Ended
                September 30, 2001 and 2000...........................    4

        Notes to Financial Statements.................................   5-6


Item 2.- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   7-9

Item 3.- Quantitative and Qualitative Disclosures about Market Risk...    10

Part II - Other Information...........................................    11


Signatures..........................................................      12

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                    September 30,   June 30,
                                                         2001         2001
                                                     -----------  -----------


Current assets:
   Cash and cash equivalents ........................$   163,334  $   515,204
   Receivables ......................................    212,920      324,912
   Inventories ......................................    564,105      585,111
   Prepaid expenses .................................     80,203       61,365
                                                     -----------  -----------
      Total current assets ..........................  1,020,562    1,486,592
                                                     -----------  -----------

Receivables due after one year:
   Note receivable- affiliate, net ..................       --           --
                                                     -----------  -----------

Property and equipment, at cost:
   Equipment and leasehold improvements .............  2,345,406    2,345,406
      Less accumulated depreciation and amortization  (1,118,460)  (1,060,626)
                                                     -----------  -----------
       Net property and equipment ...................  1,226,946    1,284,780
                                                     -----------  -----------

Other assets:
   Intangible assets, net ...........................    140,862      150,657
   Investments ......................................    352,446      405,446
   Other ............................................    120,999      120,999
                                                     -----------  -----------
                                                         614,307      677,102
                                                     -----------  -----------

                                                     $ 2,861,815  $ 3,448,474
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                  (Unaudited)


                                                    September 30,   June 30,
                                                         2001         2001
                                                     -----------  -----------

Current liabilities:
   Notes payable-short term .........................$ 1,250,000  $ 1,250,000
   Current portion of long-term debt ................     22,000       32,000
   Accounts payable .................................    640,183      708,307
   Accrued payroll and related expenses .............    225,908      195,367
   Accrued interest .................................    227,439      203,578
   Other liabilities ................................    204,851      183,466
                                                     -----------  -----------
      Total current liabilities .....................  2,570,381    2,572,718
                                                     -----------  -----------

Long-term debt, excluding current portion ...........     11,182       13,942
                                                     -----------  -----------

Distributions received in excess of basis
  in investment ..................................... 15,931,529   15,792,373
                                                     -----------  -----------

Other liabilities ...................................    156,000      144,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........    827,677      852,677
                                                     -----------  -----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .........................    272,500      272,500
   Additional paid-in capital .......................  1,730,049    1,730,049
   Accumulated deficit ..............................(16,346,011) (15,638,293)
                                                     -----------  -----------
                                                     (14,343,462) (13,635,744)
   Less note receivable from shareholder ............ (2,291,492)  (2,291,492)
                                                     -----------  -----------

     Total shareholders' deficit ....................(16,634,954) (15,927,236)
                                                     -----------  -----------

Commitments and contingencies (Note 5)

                                                     $ 2,861,815  $ 3,448,474
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                         2001         2000
                                                     -----------  -----------
Revenues:
   Bowling ..........................................$   383,821  $   608,911
   Rental ...........................................     58,859      168,833
   Golf .............................................    444,223      287,009
   Other ............................................     38,139       34,282
   Other-related party ..............................     46,069       44,351
                                                     -----------  -----------
                                                         971,111    1,143,386
                                                     -----------  -----------
Costs and expenses:
   Bowling ..........................................    346,919      533,377
   Rental ...........................................     58,710       69,283
   Golf .............................................    499,069      552,597
   Development ......................................       --         41,280
   Selling, general, and administrative .............    652,763      748,238
   Depreciation and amortization ....................     71,663       99,116
                                                     -----------  -----------
                                                       1,629,124    2,043,891
                                                     -----------  -----------

Loss from operations ................................   (658,013)    (900,505)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................      6,771         --
     Other ..........................................      1,807         --
   Interest expense:
     Development activities .........................       --        (83,394)
     Other and amortization of finance costs ........    (24,982)    (129,990)
   Equity in income (loss) of investees .............    (33,301)      55,162
                                                     -----------  -----------
                                                         (49,705)    (158,222)
                                                     -----------  -----------


Net loss ............................................$  (707,718) $(1,058,727)
                                                     ===========  ===========


Basic and diluted net loss per common share
 (based on 27,250,000 weighted average
 common shares outstanding) .........................  $(0.03)       $(0.04)
                                                       =======       =======









     See accompanying notes to consolidated condensed financial statements.

                             SPORTS ARENAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                          (Unaudited)

                                                         2001         2000
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss ..........................................$  (707,718) $(1,058,727)
  Adjustments to reconcile net loss to the net
   cash used by operating activities:
      Amortization of deferred financing costs ......       --          2,280
      Depreciation and amortization .................     71,663       99,116
      Equity in (income) loss of investees ..........     33,301      (55,162)
      Deferred income ...............................     12,000       12,000
      Interest accrued on assessment district
        obligations .................................       --         83,394
    Changes in assets and liabilities:
      Decrease in receivables .......................    111,992       81,315
      Decrease in inventories .......................     21,006       27,973
      Increase in prepaid expenses ..................    (18,838)     (41,169)
      Increase (decrease) in accounts payable .......    (68,124)     141,018
      Increase in accrued expenses ..................     75,787       97,257
      Other .........................................      9,321        8,997
                                                     -----------  -----------
        Net cash used by operating activities .......   (459,610)    (601,708)
                                                     -----------  -----------

Cash flows from investing activities:
   Decrease in notes receivable .....................       --         71,079
   Capital expenditures .............................       --       (167,767)
   Increase in development costs on
     undeveloped land ...............................       --         (5,734)
   Distribution to holders of minority interest .....    (25,000)        --
   Distributions from investees .....................    145,500       84,000
                                                     -----------  -----------
        Net cash provided (used) by investing
          activities ................................    120,500      (18,422)
                                                     -----------  -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt ...    (12,760)     (70,804)
   Proceeds from note payable .......................       --        700,000
                                                     -----------  -----------
       Net cash provided (used) by  financing
          activities ................................    (12,760)     629,196
                                                     -----------  -----------

Net increase (decrease) in cash and
   cash equivalents .................................   (351,870)       9,066
Cash and cash equivalents, beginning of period ......    515,204       13,961
                                                     -----------  -----------

Cash and cash equivalents, end of period ............$   163,334  $    23,027
                                                     ===========  ===========






     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2001 AND 2000(Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Certain prior period amounts have been reclassified to conform to the presentation used in the current period.

3. Due to the seasonal fluctuations of the bowling and golf club shaft manufacturing operations, the financial results for the interim periods ended September 30, 2001 and 2000, are not necessarily indicative of operations for the entire year.

4. Investments:

   (a) Investments consist of the following:
                                                    September 30,   June 30,
                                                          2001        2001
                                                     -----------  -----------
     Vail Ranch Limited Partnership
       (equity method) ..............................$   352,446  $   405,446
                                                     ===========  ===========
     Investment in UCV, L.P. classified
      as liability- Distributions received
      in excess of basis in investment ..............$15,931,529  $15,792,373
                                                     ===========  ===========

      The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                           2001        2000
                                         --------    --------
        UCV, L.P. ....................   $ 19,699    $ 70,162
        Vail Ranch Limited Partnership    (53,000)    (15,000)
                                         --------    --------
                                         $(33,301)   $ 55,162
                                         ========    ========

      The following is a summary of distributions received from investees:
                                           2001        2000
                                         --------    --------
        UCV, L.P. ....................   $145,500    $ 84,000
        Vail Ranch Limited Partnership       --          --
                                         --------    --------
                                         $145,500    $ 84,000
                                         ========    ========

   (b) Investment in UCV, L.P.

      The operating  results of this investment are included in the accompanying
      consolidated   condensed   statements   of   operations   based  upon  the
      partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the three-month periods ended June 30, 2001 and 2000 are as follows:
                                           2001        2000
                                       ----------  ----------
        Revenues ..................... $1,329,000  $1,235,000
        Operating and general and
          administrative costs .......    418,000     407,000
        Depreciation .................      3,000       5,000
        Interest expense .............    868,000     683,000
        Net income ...................     40,000     140,000

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

   The following is summarized information about the Company's operations by business segment.


                                                 Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2001:
--------------------------------------
Revenues .......................   $   383,821    $    58,859   $      --      $   444,223    $    84,208    $   971,111
Depreciation and amortization...         2,490         13,829          --           42,774         12,570         71,663
Interest expense ...............          --             --            --             --           24,982         24,982
Equity in income of investees ..          --           19,699       (53,000)          --             --          (33,301)
Segment profit (loss) ..........       (53,573)         6,019       (58,000)      (465,254)      (145,488)      (716,296)
Investment income ..............                                                                                   8,578
Loss from operations ...........                                                                                (707,718)

THREE MONTHS ENDED SEPTEMBER 30, 2000:
--------------------------------------
Revenues .......................   $   608,911    $   185,081   $      --      $   287,009    $    78,633    $ 1,159,634
Depreciation and amortization...        25,842         29,612          --           33,585         10,077         99,116
Interest expense ...............        37,417         41,423        83,394          2,019         49,131        213,384
Equity in income of investees ..          --           70,162       (15,000)          --             --           55,162
Loss on sale ...................          --             --            --             --             --             --
Segment profit (loss) ..........      (155,380)       108,925      (144,674)      (742,411)      (125,187)    (1,058,727)
Investment income ..............                                                                                    --
Loss from operations ...........                                                                              (1,058,727)

                                        2001          2000
                                    -----------   -----------
Revenues per segment schedule ..    $  971,111    $ 1,159,634
Intercompany rent eliminated ...          --          (16,248)
                                    -----------   -----------
Consolidated revenues ..........    $  971,111    $ 1,143,386
                                    ===========   ===========

7. Liquidity

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS:
            -----------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The Company has a working capital deficit of $1,549,819 at September 30, 2001, which is a $463,693 increase from the working capital deficit of $1,086,126 at June 30, 2001. The increase in working capital deficit is primarily attributable to the cash used by operating activities for the three months ended September 30, 2001. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:
                                      2001          2000        Change
                                  ----------    ----------    ----------
    Bowling ...................   $  (51,000)   $ (129,000)   $   78,000
    Rental ....................         --          70,000       (70,000)
    Golf ......................     (423,000)     (709,000)      286,000
    Development ...............       (5,000)      (46,000)       41,000
    General corporate expense
      and other ...............     (112,000)     (103,000)       (9,000)
                                  ----------    ----------    ----------
    Cash used by continuing
      operations ..............     (591,000)     (917,000)      326,000
    Capital expenditures, net
      of financing ............         --        (174,000)      174,000
    Principal payments on
      long-term debt ..........      (13,000)      (71,000)       58,000
                                  ----------    ----------    ----------
    Cash used .................     (604,000)   (1,162,000)      558,000
                                  ==========    ==========    ==========
    Distributions received from
      investees ...............      146,000        84,000        62,000
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

Management estimates negative cash flow of $900,000 to $1,000,000 in total for the remaining quarters of the year ending June 30, 2002 from operating activities after deducting capital expenditures and principal payments on notes payable. Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. However, there can be no assurances that Penley Sports will ever achieve profitable operations.
Management is currently evaluating other sources of working capital from refinancing the long-term debt of UCV or obtaining additional investors in Penley Sports to provide sufficient funds for the expected future cash flow deficits. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has not yet assessed the impact of SFAS No. 143.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

              "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995
              ----------------------------------------------------
With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Company's filings with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS
                              ---------------------
The following is a summary of the changes in the results of operations of the three-month period ended September 30, 2001 to the same period in 2000 and a discussion of the significant changes:

                                                      Rental     Real Estate               Unallocated
                                         Bowling     Operation   Development     Golf       And Other      Totals
                                        ---------    ---------    ---------    ---------    ---------    ---------
    Revenues ........................   $(225,090)   $(126,222)   $    --      $ 157,214    $   5,575     (188,523)
    Costs ...........................    (186,458)     (10,573)     (41,280)     (53,528)        --       (291,839)
    SG&A-direct .....................     (57,040)        --           --        (72,585)      17,902     (111,723)
    SG&A-allocated ..................     (22,630)      (6,000)        --         (1,000)      29,630         --
    Depreciation and amortization ...     (23,352)     (15,783)        --          9,189        2,493      (27,453)
    Interest expense ................     (37,417)     (41,423)     (83,394)      (2,019)     (24,149)    (188,402)
    Equity in investees .............        --        (50,463)     (38,000)        --           --        (88,463)
    Segment profit (loss) ...........     101,807     (102,906)      86,674      277,157      (20,301)     342,431
    Investment income ...............                                                                        8,578
    Loss from operations ............                                                                      351,009

  Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $16,248.

BOWLING OPERATIONS:
-------------------
The segment includes the operations of two bowling centers, Valley Bowl and Grove Bowl. On December 21, 2000, the Company closed the operations of Valley Bowl in conjunction with the sale of the real estate on December 29, 2000. The following is a summary by bowling center of the changes in the results of operations:
                                              2001 vs. 2000
                                    -------------------------------------
                                      Grove        Valley      Combined
                                    ---------    ----------    ----------
    Revenues ..................     $ (4,802)    $(220,288)    $(225,090)
    Costs .....................      (15,578)     (170,880)     (186,458)
    SG&A-direct ...............      (11,578)      (45,462)      (57,040)
    SG&A-allocated ............       (5,930)      (16,700)      (22,630)
    Depreciation and
       amortization ...........         --         (23,352)      (23,352)
    Interest expense ..........         --         (37,417)      (37,417)
    Segment profit (loss) .....       28,284        73,523       101,807

The following is a comparison of the operations of the Grove Bowl to the prior year. Bowl revenues decreased by 1% primarily due to a 16% decrease in the number of games bowled. All of this decrease was in the open play. This decrease was offset by a 9% increase in the average price of all games bowled. Bowl costs decrease primarily due to decreases in utility rates. SG&A costs decreased primarily due to decreases in promotion costs.

RENTAL OPERATIONS:
------------------
This segment includes the operations of the office building sold December 28, 2000, the equity in income of the operation of a 542 unit apartment project
(UCV), a subleasehold interest in land underlying a condominium project, the sublease of a portion of the Penley factory and other miscellaneous rents received on undeveloped land. The following is a summary of the changes in operations:
                                             2001 vs. 2000
                                  --------------------------------------
                                    Office        Other        Combined
                                  ----------    ----------    ----------
    Revenues ..................   $ (126,708)    $     486     $(126,222)
    Costs .....................      (27,973)       17,400       (10,573)
    SG&A-allocated ............       (6,000)         --          (6,000)
    Depreciation and ..........      (15,783)         --         (15,783)
    amortization
    Interest expense ..........      (41,423)         --         (41,423)
    Equity in income of UCV ...         --         (50,463)      (50,463)
    Segment profit (loss) .....      (35,529)      (67,377)     (102,906)

A temporary easement granted by the Company for the use of a portion of its undeveloped land in Temecula, California expired in September 2000. The Company had been amortizing approximately $17,000 of deferred rent to income each quarter. Other rental revenues decreased by $17,000 in 2001 related to this easement.

Other rental revenues and other rental costs increased in 2001 by $17,000 and $18,000 respectively, related to the sublease for the Penley factory. Approximately 10,000 square feet of the Penley factory space (38,000 square feet) was subleased commencing in November 2000 under a lease that expires in October 2002.

The equity in income of UCV decreased by $50,000 in 2001 and $79,000 in 2000 primarily due to increases in interest expense and other costs of UCV that were only partially offset by increases in revenues. The following is a summary of the changes in the operations of UCV, LP in 2001 compared to the prior period:

      Revenues ..............................   $  94,000
      Costs .................................      11,000
      Depreciation ..........................      (2,000)
      Interest and amortization of loan costs     185,000
      Net income ............................    (100,000)

Rental income of UCV increased primarily due to a 6% increase in the average rental rate plus a decrease in the vacancy rate from 2.7% to 1.4%. UCV's interest expense increased primarily due to an increase in long-term debt in March 2001. UCV increased its long-term debt in March 2001 by $3,960,510.

REAL ESTATE DEVELOPMENT OPERATIONS:
-----------------------------------
Development costs primarily consisted of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners and property taxes on the undeveloped land. Interest expense related to development activities primarily related to interest accrued on assessment district obligations of Old Vail Partners. The undeveloped land was sold in June 2001.

The increase in the equity in loss of Vail Ranch Limited Partners (VRLP), relates to the increase in the loss from the operation of the partially completed shopping center for which the first store commenced operations in July 2000.

GOLF OPERATIONS:
----------------
Prior to January 2000, golf club shaft sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, direct sales to the after market also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors.

Operating expenses of the golf segment consisted of the following in 2001 and 2000:
                                     2001          2000      Decrease
                                  ----------    ----------    ----------
    Costs of sales and
       manufacturing overhead .   $  440,000    $  485,000    $  (45,000)
    Research and development ..       59,000        68,000        (9,000)
                                  ----------    ----------    ----------
       Total golf costs .......      499,000       553,000       (54,000)
                                  ==========    ==========    ==========
    Marketing and promotion ...      266,000       319,000       (53,000)
    Administrative costs- direct      41,000        60,000       (19,000)
                                  ----------    ----------    ----------
      Total SG&A-direct .......      307,000       379,000       (72,000)
                                  ==========    ==========    ==========

Total golf costs decreased in 2001 primarily due to cost cutting measures to reduce manufacturing overhead. Marketing and promotion expenses decreased primarily due to decreases in player sponsorship fees ($18,000), trade show expenses ($22,000) and tour program expenses ($9,000). The Company changed its approach to sponsorship fees to fewer but higher profile players for calendar 2001. The decrease in trade show expenses related to the Company not presenting a trade booth at the Las Vegas golf industry trade show in September 2001, which was cancelled. Administrative expenses decreased primarily due to $11,000 decrease in professional fees related to trade mark and patent filings.


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

                           2002       2003    2004       Total       Fair Value
                       ----------   -------  -------   ----------    ----------
                                                                         (1)
Fixed rate debt ..     $   22,000   $ 7,000  $ 4,000   $   33,000    $   33,000
Weighted average
   interest rate .        11.9%       13.4%    13.6%      12.7%

Variable rate debt     $1,250,000      --       --     $1,250,000    $1,250,000
Weighted average
   interest rate .         7.8%        --       --         7.8%

The amounts for 2002 relate to the nine months ending June 30, 2002.

   (1)The fair value of fixed-rate debt and variable-rate debt were estimated based on the current rates offered for fixed-rate debt and variable-rate debt with similar risks and maturities.

The variable rate debt includes a $1,250,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2002.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $33,000,000 as of June 30, 2001 for which the interest rate was 8.5 percent. However, the combination of a floor established by the lender and a cap purchased by UCV has resulted in the rate being fixed at 8.5 percent for the initial term of the loan. The scheduled principal payments for each of UCV's fiscal years ending March 31 is: 2002- none; 2003- $33,000,000, and in total- $33,000,000. The estimated fair value of this debt is $33,800,000 based on the current rates offered for this type of loan with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

         As of September 30, 2001, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2001.


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


      Date:   November 14, 2001
            --------------------



      By:/s/ Steven R. Whitman
         ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



      Date: November 14, 2001
           ------------------