Form 10-Q
period 2001-12-31
SPORTS ARENAS INC
filed 2002-02-19
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of January 31, 2002 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2001

                                      INDEX



Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Unaudited Balance Sheets as of December 31, 2001
             and June 30, 2001 ........................................   1-2

      Unaudited Statements of Operations for the Three Months Ended
             December 31, 2001 and 2000 ...............................    3

      Unaudited Statements of Operations for the Six Months Ended
             December 31, 2001 and 2000 ...............................    4

      Unaudited Statements of Cash Flows for the Six Months Ended
             December 31, 2001 and 2000 ...............................    5

      Notes to Financial Statements ...................................   6-9


Item 2.- Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................  10-15

Item 3.- Quantitative and Qualitative Disclosures about Market Risk ...    15

Part II - Other Information ...........................................    16


Signatures ...........................................................     17

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS
                                   (Unaudited)
                                                      December 31,   June 30,
                                                          2001         2001
                                                      ------------  ----------
Current assets:
   Cash and cash equivalents                           $   17,444    $ 515,204
   Receivables                                            179,466      324,912
   Inventories                                            521,704      585,111
   Prepaid expenses                                        87,099       61,365
                                                      ------------  ----------
      Total current assets                                805,713    1,486,592
                                                      ------------  ----------

Receivables due after one year:
   Note receivable- affiliate, net                           --           --
                                                      ------------  ----------

Property and equipment, at cost:
   Equipment and leasehold improvements                 2,345,406    2,345,406
   Less accumulated depreciation and
        amortization                                   (1,176,294)  (1,060,626)
                                                      ------------  ----------
       Net property and equipment                       1,169,112    1,284,780
                                                      ------------  ----------

Other assets:
   Intangible assets, net                                  89,626      150,657
   Investments                                            332,446      405,446
   Other                                                  120,999      120,999
                                                      ------------  ----------
                                                          543,071      677,102
                                                      ------------  ----------

                                                       $2,517,896   $3,448,474
                                                      ============  ==========

                       SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                 (Unaudited)

                                                     December 31,   June 30,
                                                        2001         2001
                                                     ------------  ----------


Current liabilities:
   Notes payable-short term                          $ 1,400,000   $1,250,000
   Current portion of long-term debt                      16,000       32,000
   Accounts payable                                      667,418      708,307
   Accrued payroll and related expenses                  188,920      195,367
   Accrued interest                                      249,640      203,578
   Other liabilities                                     249,397      183,466
                                                     ------------  ----------
      Total current liabilities                        2,771,375    2,572,718
                                                     ------------  ----------

Long-term debt, excluding current portion                 10,721       13,942
                                                     ------------  ----------

Distributions received in excess of
   basis in investment                                15,925,184   15,792,373
                                                     ------------  ----------

Other liabilities                                        168,000      144,000
                                                     ------------  ----------

Minority interest in consolidated subsidiary             827,677      852,677
                                                     ------------  ----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding                              272,500      272,500
   Additional paid-in capital                          1,730,049    1,730,049
   Accumulated deficit                               (16,896,118) (15,638,293)
                                                     ------------  ----------
                                                     (14,893,569) (13,635,744)
   Less note receivable from shareholder              (2,291,492)  (2,291,492)
                                                     ------------  ----------
      Total shareholders' deficit                    (17,185,061) (15,927,236)
                                                     ------------  ----------

Commitments and contingencies (Note 5)

                                                      $2,517,896   $3,448,474
                                                     ============  ==========









     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

                                                         2001        2000
                                                      -----------  ----------
Revenues:
   Bowling                                            $  445,947   $  637,352
   Rental                                                 58,539      153,914
   Golf                                                  343,276      243,620
   Other                                                 117,636       44,152
   Other-related party                                    46,315       44,441
                                                      -----------  ----------
                                                       1,011,713    1,123,479
                                                      -----------  ----------
Costs and expenses:
   Bowling                                               319,376      509,679
   Rental                                                 57,207       74,868
   Golf                                                  407,133      512,418
   Development                                              --         43,712
   Selling, general, and administrative                  656,374      904,113
   Depreciation and amortization                          71,189       65,695
   Impairment loss on deferred lease costs                41,915         --
                                                      -----------  ----------
                                                       1,553,194    2,110,485
                                                      -----------  ----------

Loss from operations                                    (541,481)    (987,006)
                                                      -----------  ----------

Other income (charges):
   Investment income-related party                         9,457        7,263
   Interest expense:
     Development activities                                 --        (46,885)
     Other and amortization of finance costs             (23,103)    (160,684)
   Gain on sale of office building                          --      2,764,483
   Gain on sale of bowling center building                  --        482,487
   Equity in income of investees                           5,020       50,283
                                                      -----------  ----------
                                                          (8,626)   3,096,947
                                                      -----------  ----------

Net income (loss)                                     $ (550,107)  $2,109,941
                                                      ===========  ==========


Basic and diluted net income (loss) per
  common share (based on 27,250,000 weighted
  average common shares outstanding)                    $(0.02)       $0.08
                                                        =======       =====








     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

                                                          2001        2000
                                                      -----------  ----------
Revenues:
   Bowling                                            $  829,768   $1,246,263
   Rental                                                117,398      322,747
   Golf                                                  787,499      530,629
   Other                                                 155,775       78,434
   Other-related party                                    92,384       88,792
                                                      -----------  ----------
                                                       1,982,824    2,266,865
                                                      -----------  ----------
Costs and expenses:
   Bowling                                               666,295    1,043,056
   Rental                                                115,917      144,151
   Golf                                                  906,202    1,065,015
   Development                                              --         84,992
   Selling, general, and administrative                1,309,137    1,652,351
   Depreciation and amortization                         142,852      164,811
   Impairment loss on deferred lease costs                41,915         --
                                                      -----------  ----------
                                                       3,182,318    4,154,376
                                                      -----------  ----------

Loss from operations                                  (1,199,494)  (1,887,511)
                                                      -----------  ----------

Other income (charges):
   Investment income:
     Related party                                        16,228        7,263
     Other                                                 1,807         --
   Interest expense:
     Development activities                                 --       (130,279)
     Other and amortization of finance costs             (48,085)    (290,674)
   Gain on sale of office building                          --      2,764,483
   Gain on sale of bowling center building                  --        482,487
   Equity in income (loss) of investees                  (28,281)     105,445
                                                      -----------  ----------
                                                         (58,331)   2,938,725
                                                      -----------  ----------


Net income (loss)                                    $(1,257,825)  $1,051,214
                                                      ===========  ==========


Basic and diluted net income (loss) per
  common share (based on 27,250,000 weighted
  average common shares outstanding)                    $(0.05)       $0.04
                                                        =======       =====



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

                                                          2001        2000
                                                       ------------ ----------
Cash flows from operating activities:
  Net income (loss)                                   $(1,257,825)  $1,051,214
  Adjustments to reconcile net income (loss) to
    the net cash used by operating activities:
      Amortization of deferred financing costs               --         18,846
      Depreciation and amortization                       142,852      164,811
      Equity in (income) loss of investees                 28,281     (105,445)
      Deferred income                                      24,000       24,000
      Impairment loss on deferred lease costs              41,915         --
      Gain on sale of assets                                 --     (3,246,970)
      Interest accrued on assessment district
        obligations                                          --        130,279
    Changes in assets and liabilities:
      Decrease in receivables                             145,446       14,032
      Decrease in inventories                              63,407       21,060
     (Increase) decrease in prepaid expenses              (25,734)      29,035
      Decrease in accounts payable                        (40,889)    (112,541)
      Increase in accrued expenses                        105,546      198,376
      Other                                                18,642       19,675
                                                       -----------  ----------
        Net cash used by operating activities            (754,359)  (1,793,628)
                                                       -----------  ----------

Cash flows from investing activities:
   Decrease in notes receivable                              --         73,866
   Capital expenditures                                      --       (198,173)
   Increase in development costs on undeveloped land         --        (12,527)
   Proceeds from sale of office building                     --      1,662,337
   Proceeds from bowling center building                     --      2,047,328
   Distribution to holder of minority interest            (25,000)        --
   Distributions from investees                           150,820      114,000
   Contributions to investees                                --       (100,000)
                                                       -----------  ----------
    Net cash provided by investing activities             125,820    3,586,831
                                                       -----------  ----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt         (19,221)    (130,980)
   Extinguishment of long-term debt                             -   (1,650,977)
   Proceeds from short-term notes payable                 150,000    1,200,000
   Payments on short-term notes payable                         -     (500,000)
   Other                                                        -      (22,598)
                                                       -----------  ----------
    Net cash provided (used) by financing activities      130,779   (1,104,555)
                                                       -----------  ----------

Net increase (decrease) in cash and cash equivalents     (497,760)     688,648
Cash and cash equivalents, beginning of year              515,204       13,961
                                                       -----------  ----------
Cash and cash equivalents, end of year                 $   17,444   $  702,609
                                                       ===========  ==========



     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Certain prior period amounts have been reclassified to conform to the presentation used in the current period.

3. Due to the seasonal fluctuations of the bowling and golf club shaft manufacturing operations, the financial results for the interim periods ended December 31, 2001 and 2000, are not necessarily indicative of operations for the entire year.

4. Investments:
   (a) Investments consist of the following:
                                                     December 31,   June 30,
                                                         2001         2001
                                                     -----------  -----------
     Vail Ranch Limited Partnership
       (equity method) ..............................$   332,446  $   405,446
                                                     ===========  ===========
     Investment in UCV, L.P. classified
      as liability- Distributions received
      in excess of basis in investment ..............$15,925,184  $15,792,373
                                                     ===========  ===========

      The following is a summary of the equity in income (loss) of the investments accounted for by the equity method for the six-month periods ended December 31,:
                                           2001        2000
                                         --------    --------
        UCV, L.P. ....................   $ 44,719    $135,445
        Vail Ranch Limited Partnership    (73,000)    (30,000)
                                         --------    --------
                                         $(28,281)   $105,445
                                         ========    ========

     The following is a summary of distributions received from investees for the six-month periods ended December 31,:
                                           2001        2000
                                         --------    --------
        UCV, L.P. ....................   $150,820    $114,000
        Vail Ranch Limited Partnership       --          --
                                         --------    --------
                                         $150,820    $114,000
                                         ========    ========

   (b) Investment in UCV, L.P.

      The operating  results of this investment are included in the accompanying
      consolidated   condensed   statements   of   operations   based  upon  the
      partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the six and three-month periods ended September 30, 2001 and 2000 are as follows:
                                        Six Months            Three Months
                                 ---------------------- ---------------------
                                     2001       2000       2001        2000
                                 ----------  ---------- ---------- ----------
        Revenues                 $2,683,000  $2,521,000 $1,354,000 $1,286,000
        Operating and general
          and administrative
          costs                     841,000     849,000    423,000    442,000
        Depreciation                  7,000      11,000      4,000      5,000
        Interest expense          1,745,000   1,390,000    877,000    708,000
        Net income                   90,000     271,000     50,000    131,000

      As disclosed in the annual financial statements for the year ended June 30, 2001, the Company performs management services and development services for UCV pursuant to separate agreements with UCV. The Company believes that the terms of these agreements are no less favorable to the Company or UCV than could be obtained with an independent third party.

5. Contingencies:

      The Company is involved in various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company's financial position.

6. Short-term notes payable:

     On November 15, 2001, the Company borrowed an additional $150,000 from the Company's partner in UCV. As disclosed in the financial statements for the year ended June 30, 2001, the Company has received other loans from this partner. Although the terms of these loans are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

7. Liquidity

     The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets, obtaining additional investors in its subsidiary, Penley Sports, or increases in the sales volume of Penley Sports. The consolidated condensed financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

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

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
SIX MONTHS ENDED DECEMBER 31, 2001:
--------------------------------------
Revenues .......................   $   829,768    $   117,398   $      --       $   787,499    $   248,159    $ 1,982,824
Depreciation and amortization...         4,980         27,184          --            85,548         25,140        142,852
Interest expense ...............          --            1,662          --              --           46,423         48,085
Equity in income (loss)
  of investees .................          --           44,719       (73,000)           --             --          (28,281)
Impairment loss ................          --           41,915          --              --             --           41,915
Segment profit (loss) ..........       (14,386)       (24,561)      (77,000)       (975,581)      (184,332)    (1,275,860)
Investment income ..............                                                                                   18,035
Net loss.. .....................                                                                               (1,257,825)

SIX MONTHS ENDED DECEMBER 31, 2000:
--------------------------------------
Revenues .......................   $ 1,246,263    $   355,732   $      --      $   530,629    $   167,226    $ 2,299,850
Depreciation and amortization...        30,585         43,441          --           70,631         20,154        164,811
Interest expense ...............        91,117         80,993       130,279          3,377        115,187        420,953
Equity in income (loss)
  of investees .................          --          135,445       (30,000)           --             --         105,445
Gain on sale ...................       482,487      2,764,483           --             --             --       3,246,970
Segment profit (loss) ..........       222,344      2,972,075      (256,271)    (1,527,910)      (366,287)     1,043,951
Investment income ..............                                                                                   7,263
Net income .....................                                                                               1,051,214

THREE MONTHS ENDED DECEMBER 31, 2001:
--------------------------------------
Revenues .......................   $   445,947    $    58,539   $      --      $   343,276    $   163,951    $ 1,011,713
Depreciation and amortization...         2,490         13,355          --           42,774         12,570         71,189
Interest expense ...............          --            1,662          --             --           21,441         23,103
Equity in income (loss)
  of investees .................          --           25,020       (20,000)          --             --            5,020
Impairment loss.................          --           41,915          --             --             --           41,915
Segment profit (loss) ..........        39,187        (30,580)      (19,000)      (510,327)       (38,844)      (559,564)
Investment income ..............                                                                                   9,457
Net loss........................                                                                                (550,107)

THREE MONTHS ENDED DECEMBER 31, 2000:
--------------------------------------
Revenues .......................   $   637,352    $   170,651   $      --      $   243,620    $    88,593    $ 1,140,216
Depreciation and amortization...         4,743         13,829          --           37,046         10,077         65,695
Interest expense ...............        53,700         39,570        46,885          1,358         66,056        207,569
Equity in income (loss)
  of investees .................          --           65,283       (15,000)          --             --           50,283
Gain on sale ...................       482,487      2,764,483          --             --             --        3,246,970
Segment profit (loss) ..........       377,724      2,863,150      (111,597)      (785,499)      (241,100)     2,102,678
Investment income ..............                                                                                   7,263
Net income .....................                                                                               2,109,941

                                     Six Months              Three Months
                            ------------------------   -----------------------
                               2001          2000         2001         2000
                            ----------    ----------   ----------    ----------
Revenues per segment .......$1,982,824    $2,299,850   $1,011,713    $1,140,216
Intercompany rent eliminated      --         (32,985)        --         (16,737)
                            ----------    ----------   ----------    ----------
Consolidated revenues ......$1,982,824    $2,266,865   $1,011,713    $1,123,479
                            ==========    ==========   ==========    ==========

9. Subsequent events:

   (a)The Company has signed agreements to transfer its sublessor interests in a parcel of land that is subleased to individual owners of a condominium project. The agreements are subject to the approval of the Secretary of the Interior of the United States. Upon approval of the agreements, the Company is to receive a note receivable of $37,500 as consideration for the sublessor interest that the Company will then assign to the master lessors for a reduction in amounts owed by the Company to the master lessors. On April 1, 2002 the Company will also pay the master lessors $66,424 plus interest from November 1, 2001. Once this amount is paid, the Company will be released from any further liability under the master lease. As a result of these agreements, the Company has recorded a $41,915 impairment loss for a portion of the unamortized balance ($75,615) of the deferred lease costs related to this sublessor interest and has discontinued amortizing the deferred lease costs during the three month period ended December 31, 2001 as the asset is considered for sale.

      The following is a summary of the results from operations of the Palm Springs sublease included in the financial statements in the three and six month periods:
                                        Three Months           Six Months
                                     -------------------   ------------------
                                       2001       2000       2001      2000
                                     --------    -------   --------   -------
          Rents                       $41,000    $41,000   $ 83,000   $82,000
          Costs                        39,000     40,000     80,000    81,000
          Impairment loss              42,000        --      42,000       --
          Depreciation                    --         --         --      1,000
                                     --------    -------   --------   -------
          Income from operations      (40,000)     1,000    (39,000)      --
          Interest expense              2,000        --       2,000       --
                                      -------    -------    -------   -------
          Income from continuing
             operations              $(42,000)   $ 1,000   $(41,000)      --
                                     ========    =======   ========   =======

   (b)On January 11, 2002, the Company borrowed $300,000 from Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, pursuant to a short-term loan agreement that is due on demand but no later than April 5, 2002. The loan bears interest at ten percent (10%) per annum and is payable monthly. Although the terms of this note are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

   (c)On January 18, 2002, UCV signed a commitment letter with a lender to refinance the existing loan ($33,000,000 balance as of December 31, 2001) with a $36,000,000 or $37,000,000 loan, the amount of which is to be determined by UCV at closing. The new loan is to be for a term of 12 months. Monthly payments will be based on an interest rate equal to LIBOR (not less than 2.5%) plus 3.40 points plus principal related to a 30 year amortization schedule. The commitment requires UCV to pay a fee (currently estimated to be $30,000) to cap LIBOR at 5% during the term of the loan. In addition to a 1% origination fee due to the lender at loan closing, an additional fee is due at repayment based on 1% of the loan balance if the loan is paid in months 1-6 and .75% of the loan balance if paid in months 7-12. UCV estimates the cash proceeds from the refinance will be either $1,950,000 or $2,950,000 depending on whether the loan is $36,000,000 or $37,000,000, respectively. UCV plans to distribute the proceeds to the partners. The Company has agreed to use $750,000 of its share of the proceeds to pay a portion of the loan made to the Company by its partner in UCV.

   (d)On January 1, 2002, the Company agreed to extend the due date of the unsecured loans to Harold S. Elkan from January 1, 2002 to January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
This discussion and analysis should be read in conjunction with the consolidated condensed financial statements (unaudited) and the related notes thereto in this Form 10-Q, and with the Company's most recent annual report on Form 10-K for the fiscal year ended June 30, 2001.

                         Liquidity and Capital Resources
                         -------------------------------
The independent auditors' report dated September 7, 2001 included in our June 30, 2001 Annual Report on Form 10-K contained the following explanatory paragraph:

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

Management estimates negative cash flow from operating activities after deducting capital expenditures and principal payments on notes payable of $500,000 to $600,000 in total for the remaining quarters of the year ending June 30, 2002. This estimate does not included any distributions that the Company may receive from the proceeds of the UCV refinance discussed below or use of the proceeds for the partial repayment of the short-term loans from its partner in UCV.

The short-term loan from the Company's partner in UCV is due on demand. After any partial repayment as a result of the UCV refinancing, the Company will still owe its partner in excess of $700,000, including accrued interest. The Company is exploring selling its partner a portion of the Company's interest in UCV in satisfaction of the remaining loan obligations. At this point management is unable to assess the likelihood a transaction will be consummated.

Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. Although, there can be no assurances that Penley Sports will ever achieve profitable operations, management estimates that a combination of continued increases in the sales of Penley Sports and reduction of its operating costs will result in Penley Sports and the Company achieving a breakeven level of operations at the end of the next two quarters.

Management is currently evaluating other sources of working capital including the sale of assets or obtaining additional investors in Penley Sports. Other than the distribution proceeds estimated from the refinance of UCV's debt discussed below, management has not assessed the likelihood of any other sources of long-term or short-term liquidity. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern. However, management believes it will be able to meet its financial obligations for the next twelve months.

The Company has a working capital deficit of $1,965,662 at December 31, 2001, which is a $879,536 increase from the working capital deficit of $1,086,126 at June 30, 2001. The increase in working capital deficit is primarily attributable to the cash used by operating activities for the six months ended December 31, 2001. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:
                                         2001        2000        Change
                                     -----------  ----------   ----------
     Bowling                          $  (9,000)  $ (214,000)  $  205,000
     Rental                                   -      119,000     (119,000)
     Golf                              (891,000)  (1,457,000)     566,000
     Development                         (4,000)     (96,000)      92,000
     General corporate expense
      and other                        (117,000)    (315,000)     198,000
                                     -----------  ----------    ---------
     Cash used by continuing
     operations                      (1,021,000)  (1,963,000)     942,000
     Capital expenditures, net of
        financing                             -     (211,000)     211,000
     Principal payments on
      long-term debt                    (19,000)    (131,000)     112,000
                                     -----------  ----------    ---------
     Cash used                       (1,040,000)  (2,305,000)   1,265,000
                                     ===========  ==========    =========
     Distributions received from
       investees                        151,000      114,000      37,000
                                     ===========  ==========   =========

The Company has been unable to generate sufficient cash flow from operating activities to meet scheduled principal payments on long-term debt and capital replacement needs during the last several years. It has used its share of distributions from investees and proceeds from refinancings and sales of assets to fund these deficits.

On January 18, 2002, UCV signed a commitment letter with a lender to refinance the existing loan ($33,000,000 balance as of December 31, 2001) with a $36,000,000 or $37,000,000 loan, the amount of which is to be determined by UCV at closing. The new loan is to be for a term of 12 months. Monthly payments will be based on an interest rate equal to LIBOR (not less than 2.5%) plus 3.40 points plus principal related to a 30 year amortization schedule. The commitment requires UCV to pay a fee (currently estimated to be $30,000) to cap LIBOR at 5% during the term of the loan. In addition to a 1% origination fee due to the lender at loan closing, an additional fee is due at repayment based on 1% of the loan balance if the loan is paid in months 1-6 and .75% of the loan balance if paid in months 7-12. UCV estimates the cash proceeds from the refinance will be either $1,950,000 or $2,950,000 depending on whether the loan is $36,000,000 or $37,000,000, respectively. UCV plans to distribute the proceeds to the partners, of which the Company is entitled to one-half. The Company has agreed to use up to $750,000 of its share of the proceeds to pay a portion of the loan made to the Company by its partner in UCV.

                          Critical Accounting Policies
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the six months ended December 31, 2001 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets, except as it relates to the impairment of the deferred lease costs.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

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

                              Results of Operations
                              ---------------------
The following is a summary of the changes in the results of operations of the six and three-month periods ended December 31, 2001 compared to the same period in 2000 and a discussion of the significant changes:

                                  SIX MONTHS ENDED DECEMBER 31, 2001 VERSUS 2000
                                  ----------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $(416,495)  $  (238,334)  $     --     $  256,870   $  80,933    $ (317,026)
 Costs ..........................    (376,761)      (28,234)     (84,992)    (158,813)        --       (648,800)
 SG&A-direct ....................    (114,802)         --           --       (121,186)   (140,211)     (376,199)
 SG&A-allocated .................     (53,967)      (15,000)      (7,000)     (27,000)    102,967          --
 Depreciation and amortization ..     (25,605)      (16,257)        --         14,917       4,986       (21,959)
 Impairment loss ................        --          41,915         --           --          --          41,915
 Interest expense ...............     (91,117)      (79,331)    (130,279)      (3,377)    (68,764)     (372,868)
 Equity in investees ............        --         (90,726)     (43,000)        --           --       (133,726)
 Gain on sale ...................    (482,487)   (2,764,483)        --           --           --     (3,246,970)
 Segment profit (loss) ..........    (236,730)   (2,996,636)     179,271      552,329     181,955    (2,319,811)
 Investment income ..............                                                                        10,772
 Income from operations ..........                                                                   (2,309,039)

                                THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS 2000
                                ------------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $(191,405)  $ (112,112)   $    --      $  99,656   $   75,358    $  (128,503)
 Costs ..........................    (190,303)     (17,661)     (43,712)    (105,285)        --         (356,961)
 SG&A-direct ....................     (57,762)        --           --        (48,601)    (158,113)      (264,476)
 SG&A-allocated .................     (31,337)      (9,000)      (7,000)     (26,000)      73,337           --
 Depreciation and amortization ..      (2,253)        (474)        --          5,728        2,493          5,494
 Impairment loss ................        --         41,915         --           --           --           41,915
 Interest expense ...............     (53,700)     (37,908)     (46,885)      (1,358)     (44,615)      (184,466)
 Equity in investees ............        --        (40,263)      (5,000)        --           --          (45,263)
 Gain on sale ...................    (482,487)  (2,764,483)         --          --           --       (3,246,970)
 Segment profit (loss) ..........    (338,537)  (2,893,730)      92,597      275,172      202,256     (2,662,242)
 Investment income ..............                                                                          2,194
 Income from operations .........                                                                     (2,660,048)

   Note: The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $32,985 and $16,737 in the six and three month periods, respectively.

BOWLING OPERATIONS:
-------------------

The segment includes the operations of two bowling centers, Valley Bowl and Grove Bowl. On December 21, 2000, the Company closed the operations of Valley Bowl in conjunction with the sale of the real estate on December 29, 2000. The following is a summary by bowling center of the changes in the results of operations for the six and three-month periods ended December 31, 2001 compared to the same periods in 2000:

                             Six-Month Period           Three-Month Period
                        -----------------------------   -----------------------------
                         Grove     Valley    Combined   Grove      Valley    Combined
                        -------   --------   --------   -------   --------   --------
Revenues                 14,378   (430,873)  (416,495)   19,178   (210,583)  (191,405)
Costs                   (59,571)  (317,190)  (376,761)  (44,038)  (146,265)  (190,303)
SG&A-direct             (39,232)   (75,570)  (114,802)  (27,608)   (30,154)   (57,762)
SG&A-allocated          (23,667)   (30,300)   (53,967)  (17,737)   (13,600)   (31,337)
Depreciation and
  amortization             --      (25,605)   (25,605)     --       (2,253)    (2,253)
Interest expense           --      (91,117)   (91,117)     --      (53,700)   (53,700)
Gain on sale               --     (482,487)  (482,487)     --     (482,487)  (482,487)
Segment profit (loss)   136,848   (373,578)  (236,730)  108,561   (447,098)  (338,537)

The following is a comparison of the operations of the Grove Bowl to the prior year. Bowl revenues increased by 2% and 4% in the six and three month periods, respectively, primarily due to a 12-15% increase in the average price of games bowled. These increases were offset by an overall decrease in the number of games bowled of 14% and 12% in the six and three month periods, respectively. Open play games bowled decreased by 15% and 13% in the six and three month periods, respectively, and league games bowled decreased by 3% and 8% respectively. Bowl costs decreased primarily due to decreases in utility rates. SG&A costs decreased primarily due to decreases in payroll and promotion costs.

RENTAL OPERATIONS:
------------------
This segment includes the operations of the office building sold December 28, 2000, the equity in income of the operation of a 542 unit apartment project
(UCV), a subleasehold interest in land underlying a condominium project, the sublease of a portion of the Penley factory and other miscellaneous rents received on undeveloped land.

The following is a summary of the changes in operations:

                         Six Month Period                 Three Month Period
                  -----------------------------       ------------------------------
                     Office       Other    Combined      Office     Other     Combined
                  -----------    -------  ----------   ----------  -------  ----------
 Revenues            (243,521)     5,187    (238,334)    (116,813)   4,701    (112,112)
 Costs                (51,451)    23,217     (28,234)     (23,478)   5,817     (17,661)
 SG&A-allocated       (15,000)      --       (15,000)      (9,000)    --        (9,000)
 Depreciation and
  amortization        (15,783)      (474)    (16,257)        --       (474)       (474)
 Impairment loss         --       41,915      41,915         --     41,915      41,915
 Interest expense     (80,993)     1,662     (79,331)     (39,570)   1,662     (37,908)
 Equity in income
    of UCV               --      (90,726)    (90,726)        --    (40,263)    (40,263)
 Gain on sale      (2,764,483)      --    (2,764,483)  (2,764,483)    --    (2,764,483)
 Segment profit
  (loss)           (2,844,777)  (151,859) (2,996,636)  (2,809,248) (84,482) (2,893,730)

A temporary easement granted by the Company for the use of a portion of its undeveloped land in Temecula, California expired in September 2000. The Company had been amortizing approximately $17,000 of deferred rent to income each quarter. Other rental revenues decreased by $17,000 in the six month period of 2001 related to this easement. Other than this change, other rental revenues increased by $23,000 and $6,000 in the six and three month periods, respectively, and other rental costs increased in $24,000 and $6,000 in the six and three month periods, respectively, related to the sublease for the Penley factory. Approximately 10,000 square feet of the Penley factory space (38,000 square feet) was subleased commencing in November 2000 under a lease that expires in October 2002.

The equity in income of UCV decreased in the six and three month periods primarily due to increases in interest expense and other costs of UCV that were only partially offset by increases in revenues. The following is a summary of the changes in the operations of UCV, LP in the six and three months periods of 2001 compared to the prior period:
                                   Six Months  Three Months
                                   ----------  ------------
     Revenues                      $ 162,000      $ 68,000
     Costs                            (8,000)      (19,000)
     Depreciation                     (4,000)      ( 1,000)
     Interest and  amortization
      of loan costs                  355,000       169,000
     Net income                     (181,000)      (81,000)

Rental income of UCV increased in both periods primarily due to a 6% increase in the average rental rate plus a decrease in the vacancy rate from 2.4% to 1.1% in the six month period. UCV's interest expense increased primarily due to an increase in long-term debt in March 2001. UCV increased its long-term debt in March 2001 by $3,960,510.

REAL ESTATE DEVELOPMENT OPERATIONS:
----------------------------------
Development costs primarily consisted of legal costs incurred to contest the City of Temecula's attempts to down-zone the undeveloped land owned by Old Vail Partners and property taxes on the undeveloped land. Interest expense related to development activities primarily related to interest accrued on assessment district obligations of Old Vail Partners. The undeveloped land was sold in June 2001.

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

Operating expenses of the golf segment consisted of the following in 2001 and 2000:

                                       Three Months           Six Months
                                  --------------------  --------------------
                                     2001       2000       2001       2000
                                  ---------  ---------  ---------  ----------
     Costs of goods sold and
        manufacturing overhead    $ 352,000  $ 451,000  $ 792,000  $  935,000
     Research & development          55,000     61,000    114,000     130,000
                                  ---------  ---------  ---------  ----------
         Total golf costs           407,000    512,000    906,000   1,065,000
                                  =========  =========  =========  ==========
     Marketing & promotion          315,000    342,000    581,000     661,000
     Administrative-direct           32,000     53,000     72,000     114,000
                                  ---------  ---------  ---------  ----------
          Total SG&A-direct         347,000    395,000    653,000     775,000
                                  =========  =========  =========  ==========
     Allocated corporate costs       57,000     83,000    118,000     145,000
                                  =========  =========  =========  ==========

Total golf costs decreased in the three and six month periods of 2001 primarily due to cost cutting measures to reduce manufacturing overhead.

Marketing and promotion expenses decreased by $80,000 in the six month period primarily due to decreases in, trade show expenses ($26,000), trade advertising ($19,000). The decrease in trade show expenses related to the Company not presenting a trade booth at the Las Vegas golf industry trade show in September 2001, which was cancelled. Marketing and promotion expenses decreased by $27,000 in the three month period primarily due to a reduction in trade advertising ($19,000).

Administrative expenses decreased in the three and six month periods due to general reductions in all administrative costs.

OTHER:
------
Other income increased in the three and six month periods in 2001 related to funds received from its insurance company as reimbursement for the Company's legal costs to settle a lawsuit.

Selling, general and administrative expenses decreased primarily due to a reduction of corporate office wages. In December 2000, the Company awarded a $100,000 bonus to Harold Elkan. There was no bonus in 2001.

Interest expense has decreased primarily due to a reduction in short-term debt outstanding during the three and six month periods of 2001 compared to 2000, and also a reduction in the average interest rate of the outstanding debt.

                                      OTHER
                                     ------
The Company is not a party to off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and, except as disclosed herein, is not a party to any transactions with persons or entities that derive benefits from their non-independent relationships with the Company. Other than as described herein, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company's assets.


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

                         2002      2003     2004     Total      Fair Value
                     ----------   ------   ------  ----------  -----------
                                                                     (1)
Fixed rate debt         $16,000   $7,000   $4,000     $27,000      $27,000
Weighted   average
   interest rate          12.1%    13.4%    13.6%       12.9%

Variable rate debt   $1,400,000     --       --    $1,400,000   $1,400,000
Weighted   average
   interest rate           5.8%     --%      --%        5.8%

The amounts for 2002 relate to the six-months ending June 30, 2002.

   (1)The fair value of fixed-rate debt and variable-rate debt were estimated based on the current rates offered for fixed-rate debt and variable-rate debt with similar risks and maturities.

The variable rate debt includes a $1,400,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2002.

The Company's unconsolidated subsidiary, UCV, has variable rate debt of $33,000,000 as of December 31, 2001 for which the interest rate was 8.5 percent. However, the combination of a floor established by the lender and a cap purchased by UCV has resulted in the rate being fixed at 8.5 percent for the initial term of the loan. The scheduled principal payments for each of UCV's fiscal years ending March 31 is: 2002- none; 2003- $33,000,000, and in total- $33,000,000. The estimated fair value of this debt is $33,700,000 based on the current rates offered for this type of loan with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings
-------------------------
        As of December 31, 2001, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2001.


ITEM 2. Changes in Securities
-----------------------------
          NONE


ITEM 3. Defaults upon Senior Securities
---------------------------------------
          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder
----------------------------------------------------------
        On December 21, 2001 the Company held its annual shareholder meeting in which the following item was voted upon:
                                           Tabulation of Votes
                                     ---------------------------------
                                         For       Against     Abstain
                                     ----------    -------    --------
         Election of Directors:
            Harold S. Elkan          23,632,586       0        249,698
            Steven R. Whitman        23,632,486       0        249,798
            Patrick D. Reiley        23,632,635       0        249,649
            James E. Crowley         23,632,935       0        249,349
            Robert A. MacNamara      23,632,835       0        249,449


ITEM 5. Other Information
-------------------------
          NONE


ITEM 6. Exhibits & Reports on Form 8-K
--------------------------------------
     (a) Exhibits: NONE

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




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
          -------------------
            Harold S. Elkan, President and Director


     Date:   February 18, 2002
             -----------------



     By:/s/ Steven R. Whitman
            --------------------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: February 18, 2002
           -----------------