Form 10-Q
period 2002-03-31
SPORTS ARENAS INC
filed 2002-05-15
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

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


             7415 Carroll Road, Suite C, San Diego, California 92121
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (858) 408-0364




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of April 30, 2002 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                      INDEX



Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

         Unaudited Balance Sheets as of March 31, 2002
            and June 30, 2001 .........................................  1-2

         Unaudited Statements of Operations for the Three
            Months Ended March 31, 2002 and 2001 ......................   3

         Unaudited Statements of Operations for the Nine Months Ended
                   March 31, 2002 and 2001 ............................   4

         Unaudited Statements of Cash Flows for the Nine Months Ended
                   March 31, 2002 and 2001 ...........................    5

         Notes to Financial Statements ...............................   6-10


Item 2.- Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .........................  11-16

Item 3.- Quantitative and Qualitative Disclosures about Market Risk ..   16

Part II - Other Information ..........................................   17


Signatures ..........................................................    18

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)


                                                   March 31,      June 30,
                                                    2002            2001
                                               ------------    ------------

Current assets:
   Cash and cash equivalents ...............   $    132,984    $    515,204
   Receivables .............................        416,388         324,912
   Inventories .............................        681,398         585,111
   Prepaid expenses ........................         35,614          61,365
                                               ------------    ------------
      Total current assets .................      1,266,384       1,486,592
                                               ------------    ------------

Receivables due after one year:
   Note receivable- affiliate, net .........           --              --
                                               ------------    ------------

Property and equipment, at cost:
   Equipment and leasehold improvements ....      2,345,406       2,345,406
      Less accumulated depreciation
       and amortization ....................     (1,234,128)     (1,060,626)
                                               ------------    ------------
       Net property and equipment ..........      1,111,278       1,284,780
                                               ------------    ------------

Other assets:
   Intangible assets, net ..................         46,605         150,657
   Investments .............................        312,446         405,446
   Other ...................................         90,699         120,999
                                               ------------    ------------
                                                    449,750         677,102
                                               ------------    ------------

                                               $  2,827,412    $  3,448,474
                                               ============    ============

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   (Unaudited)


                                                  March 31,       June 30,
                                                    2002            2001
                                               ------------    ------------


Current liabilities:
   Notes payable-short term, related party .   $    445,000    $  1,250,000
   Current portion of long-term debt .......         13,000          32,000
   Accounts payable ........................        719,313         708,307
   Accrued payroll and related expenses ....        246,246         195,367
   Accrued interest ........................        267,032         203,578
   Other liabilities .......................        156,998         183,466
                                               ------------    ------------
      Total current liabilities ............      1,847,589       2,572,718
                                               ------------    ------------

Long-term debt, excluding current portion ..          7,091          13,942
                                               ------------    ------------

Distributions received in excess of
   basis in investment .....................     17,558,810      15,792,373
                                               ------------    ------------

Other liabilities ..........................        180,000         144,000
                                               ------------    ------------

Minority interest in consolidated subsidiary        827,677         852,677
                                               ------------    ------------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding ................        272,500         272,500
   Additional paid-in capital ..............      1,730,049       1,730,049
   Accumulated deficit .....................    (17,304,812)    (15,638,293)
                                               ------------    ------------
                                                (15,302,263)    (13,635,744)
   Less note receivable from shareholder ...     (2,291,492)     (2,291,492)
                                               ------------    ------------

     Total shareholders' deficit ...........    (17,593,755)    (15,927,236)
                                               ------------    ------------

Commitments and contingencies (Note 5)

                                               $  2,827,412    $  3,448,474
                                               ============    ============









                See accompanying notes to consolidated condensed
                             financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                               ------------    ------------
Revenues:
   Bowling .................................   $    516,454    $    534,812
   Rental ..................................         54,860          65,331
   Golf ....................................        741,226         419,576
   Other ...................................        139,059          34,618
   Other-related party .....................         46,659          44,763
                                               ------------    ------------
                                                  1,498,258       1,099,100
                                               ------------    ------------
Costs and expenses:
   Bowling .................................        362,329         429,419
   Rental ..................................         54,841          59,383
   Golf ....................................        722,769         661,116
   Development .............................           --            42,021
   Selling, general, and administrative ....        680,971         832,247
   Depreciation and amortization ...........         71,189          63,254
   Impairment loss on deferred lease costs .          3,000            --
                                               ------------    ------------
                                                  1,895,099       2,087,440
                                               ------------    ------------

Loss from operations .......................       (396,841)       (988,340)
                                               ------------    ------------

Other income (charges):
   Investment income-related party .........           (257)          8,529
   Investment income-other .................           --             1,609
   Interest expense:
    Development activities .................           --           (77,159)
     Other and amortization of finance costs        (26,325)        (50,483)
   Equity in income of investees ...........         14,729          74,929
                                               ------------    ------------
                                                    (11,853)        (42,575)
                                               ------------    ------------

Net loss ...................................   $   (408,694)   $ (1,030,915)
                                               ============    ============


Basic and diluted net loss per common share
 (based on 27,250,000 weighted average
 common shares outstanding) ................       $(0.01)        $(0.04)
                                                   =======        =======






                See accompanying notes to consolidated condensed
                             financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                               ------------    ------------
Revenues:
   Bowling .................................   $  1,346,222    $  1,781,075
   Rental ..................................        172,258         388,078
   Golf ....................................      1,528,725         950,205
   Other ...................................        294,834         113,052
   Other-related party .....................        139,043         133,555
                                               ------------    ------------
                                                  3,481,082       3,365,965
                                               ------------    ------------
Costs and expenses:
   Bowling .................................      1,028,624       1,472,475
   Rental ..................................        170,758         203,534
   Golf ....................................      1,628,971       1,726,131
   Development .............................           --           127,013
   Selling, general, and administrative ....      1,990,108       2,484,598
   Depreciation and amortization ...........        214,041         228,065
   Impairment loss on deferred lease costs .         44,915            --
                                               ------------    ------------
                                                  5,077,417       6,241,816
                                               ------------    ------------

Loss from operations .......................     (1,596,335)     (2,875,851)
                                               ------------    ------------

Other income (charges):
   Investment income:
     Related party .........................         15,971          15,792
     Other .................................          1,807           1,609
   Interest expense:
     Development activities ................           --          (207,438)
     Other and amortization of finance costs        (74,410)       (341,157)
   Gain on sale of office building .........           --         2,764,483
   Gain on sale of bowling center building .           --           482,487
   Equity in income (loss) of investees ....        (13,552)        180,374
                                               ------------    ------------
                                                    (70,184)      2,896,150
                                               ------------    ------------


Net income (loss) ..........................   $ (1,666,519)   $     20,299
                                               ============    ============


Basic and diluted net income (loss) per common
    share (based on 27,250,000 weighted
    average common shares outstanding) .....       $(0.06)        $0.00
                                                   =======        =====


                See accompanying notes to consolidated condensed
                             financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                    2002            2001
                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss) ........................   $ (1,666,519)   $     20,299
  Adjustments to reconcile net income (loss)
   to the net cash used by operating
   activities:
      Amortization of deferred financing costs         --            18,846
      Depreciation and amortization ........        214,041         228,065
      Equity in (income) loss of investees .         13,552        (180,374)
      Deferred income ......................         36,000          36,000
      Impairment loss on deferred lease costs        44,915            --
      Gain on sale of assets ...............           --        (3,246,970)
      Interest accrued on assessment district
        obligations ........................           --           207,438
    Changes in assets and liabilities:
      Increase in receivables ..............        (91,476)        (20,792)
      Increase in inventories ..............        (96,287)        (50,055)
     Decrease in prepaid expenses ..........         25,751          63,259
      Increase (decrease) in accounts payable        11,006         (39,678)
      Increase in accrued expenses .........         87,865         549,950
      Other ................................         58,263          28,996
                                               ------------    ------------
        Net cash used by operating activities    (1,362,889)     (2,385,016)
                                               ------------    ------------

Cash flows from investing activities:
   Decrease in notes receivable ............           --            73,866
   Capital expenditures ....................           --          (375,039)
   Increase in development costs on
     undeveloped land ......................           --           (30,755)
   Proceeds from sale of office building ...           --         1,662,337
   Proceeds from bowling center building ...           --         2,047,328
   Distribution to holder of minority interest      (25,000)           --
   Distributions from investees ............      1,805,820       1,059,000
   Proceeds from assignment of subleasehold
     interest ..............................         30,700            --
   Contributions to investees ..............           --          (200,000)
                                               ------------    ------------
        Net cash provided by investing
          activities .......................      1,811,520       4,236,737
                                               ------------    ------------

Cash flows from financing activities:
   Scheduled principal payments on
     long-term debt ........................        (25,851)       (179,029)
   Extinguishment of long-term debt ........           --        (1,650,977)
   Proceeds from short-term notes payable ..        450,000       1,200,000
   Payments on short-term notes payable ....     (1,255,000)       (950,000)
   Other ...................................           --           (22,598)
                                               ------------    ------------
       Net cash used by financing activities       (830,851)     (1,602,604)
                                               ------------    ------------

Net increase (decrease) in cash and
   cash equivalents ........................       (382,220)        249,117
Cash and cash equivalents, beginning of year        515,204          13,961
                                               ------------    ------------
Cash and cash equivalents, end of year .....   $    132,984    $    263,078
                                               ============    ============

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

1. The information furnished reflects all adjustments which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods. All adjustments were of a normal recurring nature.

2. Certain prior period amounts have been reclassified to conform to the presentation used in the current period.

3. Due to the seasonal fluctuations of the bowling and golf club shaft manufacturing operations, the financial results for the interim periods ended March 31, 2002 and 2001, are not necessarily indicative of operations for the entire year.

4. Investments:
    (a) Investments consist of the following:
                                                      March 31,     June 30,
                                                         2002         2001
                                                     -----------  -----------
     Vail Ranch Limited Partnership
       (equity method) ..............................$   312,446  $   405,446
                                                     ===========  ===========
     Investment in UCV, L.P. classified
      as liability- Distributions received
      in excess of basis in investment ..............$17,558,810  $15,792,373
                                                     ===========  ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method for the nine-month periods ended March 31,:
                                            2002        2001
                                         --------    --------
        UCV, L.P. ....................   $ 79,448    $225,374
        Vail Ranch Limited Partnership    (93,000)    (45,000)
                                         --------    --------
                                         $(13,552)   $180,374
                                         ========    ========

     The following is a summary of distributions received from investees for the nine-month periods ended March 31,:
                                            2002          2001
                                         ----------    ----------
        UCV, L.P. ....................   $1,805,820    $1,059,000
        Vail Ranch Limited Partnership         --            --
                                         ----------    ----------
                                         $1,805,820    $1,059,000
                                         ==========    ==========

    (b) Investment in UCV, L.P.

     The operating results of this investment are included in the accompanying consolidated condensed statements of operations based upon the partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the nine and three-month periods ended December 31, 2001 and 2000 are as follows:

                                        Nine Months            Three Months
                                 ---------------------- ---------------------
                                     2002       2001       2002        2001
                                 ----------  ---------- ---------- ----------
        Revenues                 $4,048,000  $3,792,000 $1,365,000 $1,271,000
        Operating and general
          and administrative
          costs                   1,255,000   1,226,000    414,000    377,000
        Depreciation                 13,000      16,000      6,000      5,000
        Interest expense          2,621,000   2,099,000    876,000    709,000
        Net income                  159,000     451,000     69,000    180,000

     As disclosed in the annual financial statements for the year ended June 30, 2001, the Company performs management services and development services for UCV pursuant to separate agreements with UCV. The Company believes that the terms of these agreements are no less favorable to the Company or UCV than could be obtained with an independent third party.

     In March 2002, UCV refinanced its $33,000,000 note payable with two loans totaling $38,000,000. Each of the loans matures April 1, 2003 but provides for a six month extension upon meeting certain financial criteria.

     The first deed of trust is $36,000,000 and provides for monthly payments equal to interest plus principal based on a 30 year amortization schedule. Interest is based on an annual interest rate of 300 basis points above the greater of the 30-Day LIBOR rate or 2.4 percent, adjusted monthly. The current monthly payment of principal and interest is $202,151 based on a 5.4% annual interest rate. The loan may be repaid in full at any time subject to a fee of one percent if paid within the first six months and .75 percent thereafter. UCV paid a fee to cap the base rate of LIBOR at 4 percent, which effectively caps the maximum interest rate charged at 7 percent over the term. This note is collateralized by UCV's land, buildings and leases.

     The second deed of trust is $2,000,000 and provides for monthly payments of interest only at an annual rate of 12-1/2 percent. This loan may be repaid in full at any time subject to a fee equal to the difference between $185,000 and the amount of interest paid from inception to the loan payoff date. This loan is collateralized by UCV's land, buildings, and leases and the ownership interests of UCV's partners.

     The proceeds of the new loans,  after  extinguishing  the $33,000,000  note
     payable  were   utilized  to:  pay  loan  costs  of   $1,129,544   and  pay
     distributions to the partners of $3,400,000 in March 2002.

     The refinancing resulted in charges of $335,042 related to the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as an extraordinary loss from extinguishment of debt in the financial statements of UCV in its fourth quarter ending March 31, 2002. The Company's equity in the extraordinary loss of UCV will be recorded in the Company's fourth quarter ending June 30, 2002.

5. Intangible Assets:

     On March 20, 2002, the Company subsidiary, Downtown Properties Development Corporation (DPDC), transferred ownership of its sublessor interests in a parcel of land that is subleased to individual owners of a condominium project based on agreements entered into in October 2001 and approved by the Bureau of Indian Affairs on March 20, 2002. DPDC received a note receivable of $37,500 as consideration for the sublessor interest that DPDC then assigned to the master lessors for a reduction in amounts owed by DPDC to the master lessors. DPDC still owes the master lessors $66,424 plus interest from November 1, 2001. Once this amount is paid, the Company will be released from any further liability under the master lease. As a result of these agreements, the Company recorded a $44,915 impairment loss for a portion of the unamortized balance ($75,615) of the deferred lease costs related to this sublessor interest and discontinued amortizing the deferred lease costs effective October 2001.

     The following is a summary of the results from operations of the Palm Springs sublease included in the financial statements in the three and nine month periods:
                                        Three Months           Nine Months
                                     -------------------   -------------------
                                       2002       2001       2002      2001
                                     --------    -------   --------   --------
          Rents                      $ 36,000    $41,000   $119,000   $124,000
          Costs                        36,000     40,000    116,000    122,000
          Impairment loss               3,000        --      45,000        --
          Depreciation                    --         --         --       1,000
                                     --------    -------   --------   --------
          Income from operations       (3,000)     1,000    (42,000)     1,000
          Interest expense                --         --       2,000        --
                                      -------    -------    -------   --------
          Income from continuing
             operations              $ (3,000)   $ 1,000   $(44,000)     1,000
                                     ========    =======   ========   ========

6. Contingencies:

     The Company is involved in various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company's financial position.

7. Short-term notes payable:

     On November 15, 2001, the Company borrowed an additional $150,000 from the Company's partner in UCV. In March 2002 the Company paid $955,000 of the note payable.

     As disclosed in the financial statements for the year ended June 30, 2001, the Company has received other loans from this partner. Although the terms of these loans are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

     On January 11, 2002, the Company borrowed $300,000 from Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, pursuant to a short term loan agreement that is due on demand but no later than April 5, 2002. The loan bears interest at ten percent (10%) per annum and is payable monthly. Although the terms of this note are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party. The note was paid in March 2002.

7. Other:

     On January 1, 2002, the Company agreed to extend the due date of the unsecured loans to Harold S. Elkan from January 1, 2002 to January 1, 2003.

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

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
NINE MONTHS ENDED MARCH 31, 2002:
--------------------------------
Revenues .......................   $ 1,346,222    $   172,258   $      --      $ 1,528,725    $   433,877    $ 3,481,082
Depreciation and amortization...         7,470         40,539          --          128,322         37,710        214,041
Interest expense ...............          --            1,662          --             --           72,748         74,410
Equity in income (loss) of
  investees ....................          --           79,448       (93,000)          --             --          (13,552)
Impairment loss.................          --           44,915          --             --             --           44,915
Segment profit (loss) ..........        47,459         (6,168)      (97,000)    (1,461,302)      (167,286)    (1,684,297)
Investment income ..............                                                                                  17,778
Net loss .......................                                                                              (1,666,519)

NINE MONTHS ENDED MARCH 31, 2001:
--------------------------------
Revenues .......................   $ 1,781,075    $   421,063   $      --      $   950,205    $   246,607    $ 3,398,950
Depreciation and amortization...        33,075         57,270          --          107,489         30,231        228,065
Interest expense ...............        91,117         80,993       207,438          4,193        164,854        548,595
Equity in income (loss) of
  investees ....................          --          225,374       (45,000)          --             --          180,374
Gain on sale ...................       482,487      2,764,483          --             --             --        3,246,970
Segment profit (loss) ..........       207,504      3,054,123      (396,451)    (2,373,370)      (488,908)         2,898
Investment income ..............                                                                                  17,401
Net income .....................                                                                                  20,299

THREE MONTHS ENDED MARCH 31, 2002:
--------------------------------
Revenues .......................   $   516,454    $    54,860   $      --      $   741,226    $   185,718    $ 1,498,258
Depreciation and amortization...         2,490         13,355          --           42,774         12,570         71,189
Interest expense ...............          --             --            --             --           26,325         26,325
Equity in income (loss) of
 investees .....................          --           34,729       (20,000)          --             --           14,729
Impairment loss.................          --            3,000          --             --             --            3,000
Segment profit (loss) ..........        61,845         18,393       (20,000)      (485,721)        17,046       (408,437)
Investment income ..............                                                                                     257
Net loss .......................                                                                                (408,694)

THREE MONTHS ENDED MARCH 31, 2001:
--------------------------------
Revenues .......................   $   534,812    $    65,331   $      --      $   419,576    $    79,381    $ 1,099,100
Depreciation and amortization...         2,490         13,829          --           36,858         10,077         63,254
Interest expense ...............          --             --          77,159            816         49,667        127,642
Equity in income (loss) of
 investees .....................          --           89,929       (15,000)          --             --           74,929
Segment profit (loss) ..........       (14,840)        82,048      (140,180)      (845,460)      (122,621)    (1,041,053)
Investment income ..............                                                                                  10,138
Net loss .......................                                                                              (1,030,915)

                                    Nine Months              Three Months
                              -----------------------   -----------------------
                               2002          2001         2002         2001
                            ----------    ----------   ----------    ----------
Revenues per segment .......$3,481,082    $3,398,950   $1,498,258    $1,099,100
Intercompany rent eliminated      --         (32,985)        --            --
                            ----------    ----------   ----------    ----------
Consolidated revenues ......$3,481,082    $3,365,965   $1,498,258    $1,099,100
                            ==========    ==========   ==========    ==========

9. Liquidity

     The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets obtaining additional investors in its subsidiary, Penley Sports, or increases in the sales volume of Penley Sports. The consolidated condensed financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

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

Management estimates negative cash flow of $100,000 to $300,000 in total for the remaining quarter of the year ending June 30, 2002 from operating activities after deducting capital expenditures and principal payments on notes payable and adding estimated distributions from UCV.

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

The Company has a working capital deficit of $581,205 at March 31, 2002, which is a $504,921 decrease from the working capital deficit of $1,086,126 at June 30, 2001. The decrease in working capital deficit is primarily attributable to the distributions the Company received from UCV which were partially offset by the cash used by operating activities for the nine months ended March 31, 2002 and repayments of short term debt. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:
                                           2002           2001       Change
                                       -----------    -----------  -----------
Bowling ............................   $    55,000    $  (226,000) $   281,000
Rental .............................          --          119,000     (119,000)
Golf ...............................    (1,334,000)    (2,260,000)     926,000
Development ........................        (4,000)      (144,000)     140,000
General corporate expense and other        (76,000)      (405,000)     329,000
                                       -----------    -----------  -----------
Cash used by continuing operations .    (1,359,000)    (2,916,000)   1,557,000
Capital expenditures, net of financing        --         (406,000)     406,000
Principal payments on long-term debt       (26,000)      (179,000)     153,000
                                       -----------    -----------  -----------
Cash used ..........................    (1,385,000)    (3,501,000)   2,116,000
                                       ===========    ===========  ===========

Distributions received from investees    1,806,000      1,059,000      747,000
                                       ===========    ===========  ===========

                          Critical Accounting Policies
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the nine months ended March 31, 2002 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets, except as it relates to the impairment of the deferred lease costs.

                          New Accounting Pronouncements
                          -----------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to adopt the provisions of SFAS No. 141 immediately. The adoption of SFAS No. 141 will not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt Statement No. 142 effective July 1, 2002. As of March 31, 2002, the Company does not have any goodwill, intangible assets or unamortized negative goodwill. The Company does not believe SFAS No. 142 will have a material impact on the Company's financial statements.

In June 2001,  the FASB  issued SFAS No. 143,  Accounting  for Asset  Retirement
Obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not believe SFAS No. 143 will have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

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


                              Results of Operations
                              ---------------------
The following is a summary of the changes in the results of operations of the nine and three-month periods ended March 31, 2002 compared to the same period in 2001 and a discussion of the significant changes:

                  Nine Months Ended March 31, 2002 versus 2001
                 ----------------------------------------------
                                                   Rental      Real Estate                  Unallocated
                                   Bowling       Operation     Development       Golf         And Other      Totals
                                 -----------    -----------    -----------    -----------    -----------    -----------
Revenues .....................   $  (434,853)   $  (248,805)          --      $   578,520    $   187,270    $    82,132
Costs ........................      (443,851)       (32,776)      (127,013)       (97,160)          --         (700,800)
SG&A-direct ..................      (134,658)          --             --         (227,028)      (165,789)      (527,475)
SG&A-allocated ...............       (62,064)       (15,000)       (13,000)       (26,000)       116,064           --
Depreciation and amortization        (25,605)       (16,731)          --           20,833          7,479        (14,024)
Impairment loss ..............          --           44,915           --             --             --           44,915
Interest expense .............       (91,117)       (79,331)      (207,438)        (4,193)       (92,106)      (474,185)
Equity in investees ..........          --         (145,926)       (48,000)          --             --         (193,926)
Gain on sale .................      (482,487)    (2,764,483)          --             --             --       (3,246,970)
Segment profit (loss) ........      (160,045)    (3,060,291)       299,451        912,068        321,622     (1,687,195)
Investment income ............                                                                                      377
Loss from operations .........                                                                               (1,686,818)

                  Three Months Ended March 31, 2002 versus 2001
                  ---------------------------------------------
                                   Rental      Real Estate                                  Unallocated
                                   Bowling       Operation     Development       Golf         And Other        Totals
                                 -----------    -----------    -----------    -----------    -----------    -----------
Revenues .....................   $   (18,358)   $   (10,471)          --      $   321,650    $   106,337    $   399,158
Costs ........................       (67,090)        (4,542)       (42,021)        61,653           --          (52,000)
SG&A-direct ..................       (19,856)          --             --         (105,842)       (25,578)      (151,276)
SG&A-allocated ...............        (8,097)          --           (6,000)         1,000         13,097           --
Depreciation and amortization           --             (474)          --            5,916          2,493          7,935
Impairment loss ..............          --            3,000           --             --             --            3,000
Interest expense .............          --             --          (77,159)          (816)       (23,342)      (101,317)
Equity in investees ..........          --          (55,200)        (5,000)          --             --          (60,200)
Segment profit (loss) ........        76,685        (63,655)       120,180        359,739        139,667        632,616
Investment income ............                                                                                  (10,395)
Income from operations .......                                                                                  622,221

     Note:The change in rental revenues and SG&A expenses do not include the effect of the net change in elimination of intercompany rent of $32,985 in the nine month period.

BOWLING OPERATIONS:
-------------------
The segment includes the operations of two bowling centers, Valley Bowl and Grove Bowl. On December 21, 2000, the Company closed the operations of Valley Bowl in conjunction with the sale of the real estate on December 29, 2000. The following is a summary by bowling center of the changes in the results of operations for the nine and three-month periods ended March 31, 2002 compared to the same periods in 2001:

                                                      Nine-Month Period                        Three-Month Period
                                             -----------------------------------    -----------------------------------
                                               Grove        Valley      Combined      Grove       Valley      Combined
                                             ---------    ---------    ---------    ---------    ---------    ---------
Revenues .................................   $  (3,379)   $(431,474)    (434,853)   $ (17,757)   $    (601)   $ (18,358)
Costs ....................................    (124,016)    (319,835)    (443,851)     (64,366)      (2,724)     (67,090)
SG&A-direct ..............................     (59,406)     (75,252)    (134,658)     (20,253)         397      (19,856)
SG&A-allocated ...........................     (32,364)     (29,700)     (62,064)      (8,697)         600       (8,097)
Depreciation and amortization ............        --        (25,605)     (25,605)        --           --           --
Interest expense .........................        --        (91,117)     (91,117)        --           --           --
Gain on sale .............................        --       (482,487)    (482,487)        --           --           --
Segment profit (loss) ....................     212,407     (372,452)    (160,045)      75,559        1,126       76,685

The following is a comparison of the operations of the Grove Bowl to the prior year. The number of games bowled decreased by 14% in each of the nine and three month periods in 2002. This decrease was partially offset by an increase in the average price received for games bowled of 12% in each of the nine and three month periods in 2002. Bowl costs decreased in the nine and three month periods in 2002 primarily due to decreases in utility rates of $95,000 and $32,000 in the nine and three month periods of 2002, respectively. SG&A costs decreased primarily due to decreases in payroll ($34,000 and $23,000 in the nine and three month periods, respectively) and promotion costs ($19,000 in the nine month period).

RENTAL OPERATIONS:
------------------
This segment includes the operations of the office building sold December 28, 2000, the equity in income of the operation of a 542 unit apartment project
(UCV), a subleasehold interest in land underlying a condominium project, which was assigned to a third party effective March 20, 2002, the sublease of a portion of the Penley factory and other miscellaneous rents received on undeveloped land, which was sold in May 2001.

The following is a summary of the changes in operations:

                                                      Nine Month Period                        Three Month Period
                                            -----------------------------------------    -----------------------------------------
                                               Office          Other        Combined       Office          Other       Combined
                                            -----------    -----------    -----------    -----------    -----------    -----------
Revenues ................................   $  (243,521)   $    (5,284)   $  (248,805)          --      $   (10,471)       (10,471)
Costs ...................................       (52,734)        19,958        (32,776)        (1,283)        (3,259)        (4,542)
SG&A-allocated ..........................       (15,000)          --          (15,000)          --             --             --
Depreciation and amortization ...........       (15,783)          (948)       (16,731)          --             (474)          (474)
Impairment loss .........................          --           44,915         44,915           --            3,000          3,000
Interest expense ........................       (80,993)         1,662        (79,331)          --             --             --
Equity in income of UCV .................          --         (145,926)      (145,926)          --          (55,200)       (55,200)
Gain on sale ............................    (2,764,483)          --       (2,764,483)          --             --             --
Segment profit (loss) ...................    (2,843,494)      (216,797)    (3,060,291)         1,283        (64,938)       (63,655)

A temporary easement granted by the Company for the use of a portion of its undeveloped land in Temecula, California expired in September 2000. The Company had been amortizing approximately $17,000 of deferred rent to income each quarter. Other rental revenues decreased by $17,000 in the nine month period of 2002 related to this easement. Other than this change, other rental revenues increased by $18,000 and decreased by $4,000 in the nine and three month periods, respectively, and other rental costs increased in $25,000 and $1,000 in the nine and three month periods, respectively, related to the sublease for the Penley factory. Approximately 10,000 square feet of the Penley factory space (38,000 square feet) was subleased commencing in November 2000 under a lease that expires in October 2002.

The equity in income of UCV decreased in the nine and three month periods primarily due to increases in interest expense and other costs of UCV that were only partially offset by increases in revenues. The following is a summary of the changes in the operations of UCV, LP in the nine and three months periods of 2002 compared to the prior period:
                                                Nine Months    Three Months
                                               ------------    ------------
Revenues ...................................   $    256,000    $     94,000
Costs ......................................         29,000          37,000
Depreciation ...............................         (3,000)          1,000
Interest and amortization
  of loan costs ............................        522,000         167,000
Net income .................................       (292,000)       (111,000)

Rental income of UCV increased in both periods primarily due to a 6% increase in the average rental rate plus a decrease in the vacancy rate from 2.4% to 1.5% in the nine month period and from 2.5% to 2.0% in the three month period. UCV's interest expense increased primarily due to an increase in long-term debt in March 2001. UCV increased its long-term debt in March 2001 by $3,960,510.

In March 2002, UCV refinanced its $33,000,000 of notes payable with loans totaling $38,000,000. The average interest rate of the two new loans is approximately 5.8% compared to a 8.5% rate for the old loan. As a result of the reduced interest, the interest expense and amortization of the loans fees of the new $38,000,000 of loans will be approximately the same as the old $33,000,000 loan.

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

Operating expenses of the golf segment consisted of the following in 2002 and 2001:
                                       Three Months          Nine Months
                                  --------------------  --------------------
                                     2002       2001       2002       2001
                                  ---------  ---------  ---------  ----------
     Costs of goods sold and
        manufacturing overhead    $ 668,000  $ 583,000  $1,460,000  $1,518,000
     Research & development          55,000     78,000     169,000     208,000
                                  ---------  ---------  ----------  ----------
         Total golf costs           723,000    661,000   1,629,000   1,726,000
                                  =========  =========  ==========  ==========
     Marketing & promotion          365,000    451,000     947,000   1,113,000
     Administrative-direct           35,000     55,000     107,000     168,000
                                  ---------  ---------  ----------  ----------
          Total SG&A-direct         400,000    506,000   1,054,000   1,281,000
                                  =========  =========  ==========  ==========
     Allocated corporate costs       61,000     60,000     179,000     205,000
                                  =========  =========  ==========  ==========

Total golf costs increased in the three month period of 2002 primarily due to an increase in sales volume. Total golf costs for the nine month period of 2002 decreased due to cost cutting measures implemented in the second quarter to reduce manufacturing overhead.

Marketing and promotion expenses decreased by $166,000 in the nine month period primarily due to decreases in trade show expenses ($8,000), advertising ($84,000) and the tour program ($40,000). Marketing and promotion expenses decreased by $86,000 in the three month period primarily due to a reductions in advertising related expenses ($47,000), brochure development and printing ($25,000) and tour program expenses ($25,000).

Administrative expenses decreased in the three and nine month periods due to general reductions in all administrative costs.

OTHER:
------
Selling, general and administrative expenses decreased primarily due to a reduction of corporate office wages. In December 2000, the Company awarded a $100,000 bonus to Harold Elkan. There was no bonus in 2001.

Interest expense has decreased primarily due to a reduction in short term debt outstanding during the three and nine month periods of 2002 compared to 2001, and also a reduction in the average interest rate of the outstanding debt.

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

                         2002      2003     2004     Total      Fair Value
                     ----------   ------   ------  ----------  -----------
                                                                     (1)
Fixed rate debt         $13,000   $6,000   $1,000     $20,000      $20,000
Weighted   average
   interest rate          12.6%    13.4%    13.6%       13.26%

Variable rate debt     $445,000     --       --      $445,000     $445,000
Weighted   average
   interest rate           5.8%     --%      --%        5.8%

The amounts for 2002 relate to the three-months ending June 30, 2002.

(1) The fair value of fixed-rate debt and variable-rate debt were estimated based on the current rates offered for fixed-rate debt and variable-rate debt with similar risks and maturities.

The variable rate debt includes a $445,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2002.

The Company's unconsolidated subsidiary, UCV, has two notes payable which mature April 1, 2003 as a result of a refinancing in March 2002. The first loan is variable rate debt of $36,000,000 for which the interest rate was 5.4 percent as of March 31, 2002. However, the combination of a floor established by the lender and a cap purchased by UCV which effectively caps the maximum rate on this loan at 7%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $36,000,000. The estimated fair value of this debt is $36,000,000 based on the current rates offered for this type of loan with similar risks and maturities. The second loan of $2,000,000 is fixed rate debt at 12.5%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $2,000,000. The estimated fair value of this debt is $2,000,000 based on the current rates offered for this type of loan with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

     As of March 31, 2002, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2001.


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


     Date:   May 14, 2002
             -----------------



     By:/s/ Steven R. Whitman
            --------------------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: May 14, 2002
           -----------------