Form 10-K
period 2002-06-30
SPORTS ARENAS INC
filed 2002-10-11
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 2002

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________________ to ______________

                          Commission File Number 0-2380

                               SPORTS ARENAS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                          13-1944249
       ----------------------               -------------------------
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

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 25, 2002 was $190,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 25, 2002 was 27,250,000.

Documents Incorporated by Reference - None.

                                     PART I

ITEM I.  BUSINESS
-----------------

General Development and Narrative Description of Business
---------------------------------------------------------

     Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owns and operates one bowling center, an apartment project (50% owned), and a graphite golf club shaft manufacturer. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 7415 Carroll Road, Suite C, San Diego, California. Overall, the Company and its consolidated subsidiaries have approximately 76 employees. The following is a summary of the revenues of each segment stated as a percentage of total revenues for each of the last three years:
                                 2002      2001      2000
                                -----     -----     -----
      Bowling                     35        49        54
      Real estate operations       4        10        14
      Real estate development      -        -         -
      Golf                        51        34        24
      Other                       10        7         8

     (1) Bowling Centers - The Company's wholly owned subsidiary, Cabrillo Lanes, Inc. (the Bowl), operated one 60 lane bowling center during the year ended June 30, 2002 in San Diego, California. The Company had operated another 50 lane bowling center in San Diego, California until it was closed on December 21, 2000 in conjunction with the sale by the Company of the land and building. These two centers were purchased in August 1993.

The remaining bowling center's operations include food and beverage facilities and coin operated video and other games. The revenues from these activities have averaged 33-35 percent of total bowling related revenues for the last three fiscal years. The bowling center operates the food and beverage operations, which includes sale of beer, wine and mixed drinks. The Company receives a negotiated percentage of the gross revenues from the coin operated video games. The bowling center includes a pro shop, which is leased to an independent operator for a nominal amount. The center also has a day care facility, which is provided free of charge to the bowlers. The bowling center has automatic score-keeping and a computerized cash control system.

On average, approximately 35 percent of the games bowled are by bowling leagues that enter into league reservation agreements to use a specified number of lanes at a specified time and day for a specified period of weeks. On average, the league reservation agreements are for 35 weeks for the winter season (September through April) and 15 weeks for the summer season (May through August). League revenues for September through April average 76 percent of league revenues annually. Approximately 72 percent of all bowling related revenues are generated in the months of September through April.

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

At June 30, 2002, the bowling center was licensed to sell alcoholic beverages. Licenses are generally renewable annually provided there are no violations of government regulations. The bowling center was cited with two violations for incidents in July 2000 and November 2000. There have been no violations since. The bowling center served a 15 day suspension of its liquor license in August 2002 related to these two violations. The suspension did not have a material effect on bowling revenues. If the bowling center receives another citation prior to July 2003, the bowling center may lose its license permanently. The bowling center employs approximately 30 people.

     (2) Real Estate  Development - The Company,  through its subsidiaries  (see
Item 2. Properties (b) Real Estate Development for ownership), has an ownership interests in a 13 acre parcel of partially developed land in Temecula, California (Riverside County).

In September 1994, Vail Ranch Limited Partnership (VRLP) was formed as a partnership between Old Vail Partners, L.P., a California limited partnership,
(OVP), a subsidiary of the Company, and Landgrant Corporation (Landgrant) to develop a 32 acre parcel of land of which 27 acres was developable. Landgrant is not affiliated with the Company. VRLP completed construction of a community shopping center on 10 acres of land in May 1997 and sold approximately 3.6 partially improved acres in the year ended June 30, 1997 and .59 partially improved acres during the year ended June 30, 1998 to unaffiliated purchasers for cash of $2,365,000 and $400,000, respectively. The cash proceeds from these sales were applied to reduce the construction loan balance. On January 2, 1998, VRLP sold the shopping center to New Plan Excel Realty Trust, Inc. (Excel) for $9,500,000 cash. On August 7, 1998, VRLP entered into a an operating agreement

(Agreement) with ERT Development Corporation (ERT), an affiliate of Excel, to form Temecula Creek, LLC, a California limited liability company (TC). TC was formed for the purpose of developing, constructing and operating the remaining 13 acres of land as part of the community shopping center in Temecula, California. VRLP contributed the 13 acres of land to TC and TC assumed the balance of the assessment district obligation payable. For purposes of maintaining capital account balances in calculating distributions, VRLP's contribution, net of the liability assumed by TC, was valued at $2,000,000. ERT contributed $1,000,000 cash which was immediately distributed by TC to VRLP. VRLP, which is the managing member, and ERT are each 50 percent members. ERT also advanced approximately $220,000 to TC to reimburse VRLP for certain predevelopment costs incurred by VRLP for the 13 acres. The Agreement provides that ERT will advance funds to fund predevelopment costs, other than property taxes and assessment district costs. Each member is required to advance 50 percent of the property taxes and assessment district costs as they become due (approximately $163,000 annually). The development plan is for a 109,910 square foot shopping center on approximately 13 acres of land. In July 2000, TC completed development of 54,107 square feet of the shopping center. As of August 31, 2002 a total of 85,000 square feet had been constructed of which 94% is currently leased. The balance of the construction is expected to be completed within the next six to twelve months.

     (3) Commercial Real Estate Rental - Real estate rental operations during the year ended June 30, 2002 consisted of a sublessor interest in land leased to condominium owners in Palm Springs, California, which was sold on March 20, 2002, and a 50 percent ownership interest in a 542 unit apartment project in San Diego, California.

Downtown Properties Development Corporation (DPDC), a wholly owned subsidiary of the Company, was the lessee of 15 acres of land in the Palm Springs, California area under a ground lease expiring in September 2043. The land was subleased to owners of condominium units which were constructed on the property in 1982. The development was originally planned by DPDC and then sold to another developer, but DPDC retained the rights to the subleases. The subleases also expire in September 2043. The master lease provides for the payment of rent equal to the greater of a minimum rent, which is adjusted for increases in the consumer price index every five years, or 85 percent of the rents collected on the subleases, which are also adjusted for increases in the consumer price index every five years. On March 20, 2002 the DPDC assigned its interest in the leases to the condominium association. DPDC received a note receivable of $37,500 as consideration for the sublessor interest that DPDC then assigned to the master lessors for a reduction in amounts owed by DPDC to the master lessors. DPDC still owes the master lessors $66,424 plus interest from November 1, 2001. Once this amount is paid, the Company will be released from any further liability under the master lease. As a result of these agreements, the Company recorded a $44,915 impairment loss for a portion of the unamortized balance ($75,615) of the deferred lease costs related to this sublessor interest and discontinued amortizing the deferred lease costs effective October 2001.

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
                               2002       2001     2000       1999     1998
                             --------   --------  --------  --------  --------
  Occupancy                     98%        98%       99%       99%       99%
  Average monthly rent/unit      $816       $772      $728      $694      $675
  Real property tax          $116,000   $114,000  $112,000  $110,000  $108,000
  Real property tax rate       1.12%      1.12%     1.12%     1.12%     1.12%

     (4) Golf club shaft Manufacturer - On January 22, 1997, the Company purchased the assets of the Power Sports Group doing business as Penley Power Shaft (PPS) and formed Penley Sports, LLC (Penley) with the Company as a 90 percent managing member and Carter Penley as a 10 percent member. Currently, the Company owns an approximate 81 percent interest (See Note 7b of Notes to the Consolidated Financial Statements). PPS was a manufacturer of graphite golf club shafts that primarily sold its shafts to custom golf shops. PPS's sales had averaged approximately $375,000 in calendar 1995 and 1996. PPS marketed its shafts in limited quantities through phone contact and trade magazine advertisements directed at golf shops. Although PPS's manufacturing process was not automated, it had developed a good reputation in the golf industry as a manufacturer of high performance golf club shafts, in addition to maintaining relationships with the custom golf shops. Penley's plans are to market its products to golf club manufacturers and golf club component distributors. To compliment the program of marketing to higher volume purchasers, Penley purchased over $1,100,000 of equipment since January 22, 1997 to automate some of the production processes. Additionally, in June 2000 Penley moved from its 8,559 square foot facility into a 38,025 square foot facility, of which approximately 10,000 square feet are subleased to another tenant through October 2002.

Until January 2000, Penley's sales were principally to custom golf shops where the orders are for 2 to 10 shafts per order at prices averaging $18 per shaft. In January 2000, Penley commenced sales to two of the largest golf component distributors. As a result of the sales to these two distributors and other small golf club manufacturers, golf club shaft sales increased by $735,654 in the year ended June 30, 2000, $407,660 in the year ended June 30, 2001, and $1,062,176 in the year ended June 30, 2002. Penley currently has products in testing by several large golf club manufacturers. However, there can be no assurances that Penley will be able to enter into any significant sales contracts or that, if it does, the contracts will be profitable to Penley.

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

Management believes Penley has been successful in building a reputation as a leader in new shaft design and concepts. Penley has applied for several patents on shaft designs, of which three have been issued and one other is pending. Although Penley has developed several new products, no assurance can be given they will meet with market acceptance or Penley will be able to continue to design and manufacture additional new products.

The primary raw material used in all of Penley's graphite shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite prepreg. Due to low production levels, Penley currently purchases most of its graphite prepreg from three suppliers. There are numerous alternative suppliers of graphite prepreg. Although Management believes that it will be able to establish relationships with other graphite prepreg suppliers to ensure sufficient supplies of the material at competitive pricing as production increases, there can be no assurances unforeseen difficulties will not occur that could lead to interruptions and delays to Penley's production process.

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

Penley is trying to enter a highly competitive environment among established golf club shaft manufacturers. Although Penley has made significant progress in establishing its reputation for technology, its unproven production capability is making it difficult to attract the golf club manufacturers as customers.

Penley currently has three patents and one other patent pending and several copyrighted trademarks and logos. Although Management believes these items are of value to the business and Penley will protect them to the fullest extent possible, Management does not believe these items are critical to Penley's ability to develop business with the golf club manufacturers.

Penley currently has approximately 41 full and part-time employees.

Due to Penley's low sales volume and lack of a contract with a high volume purchaser, there is currently no significant backlog of sales orders, or customer concentration (based on consolidated revenues). Approximately 71 percent of Penley's sales occur in the months of February through July.

(b)  INDUSTRY  SEGMENT  INFORMATION:
-----------------------------------
     See Note 11 of Notes to Consolidated Financial Statements for required industry segment financial information.

ITEM 2. PROPERTIES
------------------
        (a)  Bowling Centers:
        ---------------------
The Company's remaining bowling center occupies the following facility:
      Name            Location            Size        Expiration Date of Lease
   ----------   ---------------------   --------     --------------------------
   Grove Bowl   San Diego, California   60 lanes     June 2003- options to 2018

The Grove Bowl occupies its facility pursuant to a long-term operating lease described in Note 8(a) of the Notes to Consolidated Financial Statements.

        (b)  Real Estate Development:
        ----------------------------
RCSA Holdings, Inc. (RCSA) and OVGP, Inc., wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP), which owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). As described in Note 6(c) of Notes to Consolidated Financial Statements, there is one other partner in OVP in the form of liquidating limited partnership interest. This other partner in OVP is entitled to 50 percent of the cash distributions from OVP, not to exceed $2,450,000, of which $1,410,000 has been paid as of June 30, 2002.

        (c)  Real Estate Operations:
        ---------------------------
UCVNV, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owns a 542-unit apartment project (University City Village) in the University City area of San Diego, California. The property is collateral for two notes payable by the partnership totaling $38,000,000 as of June 30, 2002.

DPDC was the lessee of 15 acres of land in the Palm Springs, California area under a lease expiring in September 2043. The land was subleased to the owners of the condominium units constructed on the property. The subleases also expire in September 2043. On March 20, 2002, DPDC assigned the leases to the condominium owners association.

        (d)  Golf Operations:
        ---------------------
Penley Sports, LLC leases 38,025 square feet of industrial space in San Diego, California pursuant to a lease that expires in March 31, 2010 with options to March 31, 2020. Penley has subleased approximately 10,000 square feet to a third party pursuant to a two year lease that expires in October 2002.

ITEM 3. LEGAL PROCEEDINGS:
-------------------------
At June 30, 2002 the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business.

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

                                 2002           2001
                            ------------    -------------
                             High   Low      High    Low
                            -----  -----    -----   -----
         First Quarter      $ .05  $ .02    $ .04   $ .04
         Second Quarter     $ .21  $ .02    $ .04   $ .04
         Third Quarter      $ .03  $ .03    $ .04   $ .04
         Fourth Quarter     $ .03  $ .03    $ .06   $ .04

(b) The number of holders of record of the common stock of the Company as of September 25, 2002 is approximately 4,300. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

(c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (NOT COVERED BY INDEPENDENT
-------------------------------------------------------------------------
         AUDITORS' REPORT)
         -----------------

                                                 Year Ended June 30,
                               -----------------------------------------------------------------------
                                   2002           2001           2000           1999           1998
                               -----------    -----------    -----------    -----------    -----------
Revenues ...................   $ 5,078,845    $ 4,492,736    $ 4,724,435    $ 3,957,011    $ 3,642,335
Loss from operations .......    (2,082,369)    (3,443,196)    (3,424,495)    (3,654,212)    (2,603,065)
Income (loss) from
  continuing operations ....    (2,011,407)     3,603,234     (3,625,063)    (3,501,933)      (895,524)
Basic and diluted income
  (loss) per common share
  from continuing operations       (.07)           .13           (.13)          (.13)          (.03)
Total assets ...............     2,903,403      3,448,474      6,601,236      6,998,820      9,448,653
Long-term debt, excluding
    current portion ........         5,456         13,942      1,967,169      3,911,694      3,287,783

     See Notes 4(b), 6(c), and 12 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        -------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The independent auditors' report dated August 23, 2002 included with this Annual Report on Form 10-K contained the following explanatory paragraph:
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the  consolidated  financial  statements,  the Company has
     suffered   recurring  losses,  has  a  working  capital  deficiency  and shareholders' deficit, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is expecting a $500,000 cash flow deficit in the year ending June 30, 2003 from operating activities after estimated distributions from UCV, and estimated capital expenditures ($30,000) and scheduled principal payments on short-term and long-term debt.

The short-term loan from the Company's partner in UCV is due on demand. The Company is exploring selling its partner a portion of the Company's interest in UCV in satisfaction of the remaining loan obligations. At this point management is unable to assess the likelihood a transaction will be consummated.

Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. Although, there can be no assurances that Penley Sports will ever achieve profitable operations, management estimates that a combination of continued increases in the sales of Penley Sports and reduction of its operating costs will result in Penley Sports and the Company achieving a breakeven level of operations at the end of the next fiscal year.

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

The Company has a working capital deficit of $685,296 at June 30, 2002, which is a $400,830 decrease from the working capital deficit of $1,086,126 at June 30, 2001. The working capital deficit decreased primarily due to distributions received from UCV. This source of funds was partially offset by $1,736,488 of cash used by operations and the repayment of short term debt. The cash provided
(used) before changes in assets and liabilities segregated by business segments was as follows:
                                           2002          2001           2000
                                       -----------   -----------    -----------
Bowling .............................  $    26,000   $ ( 289,000)  $  ( 356,000)
Rental ..............................       (4,000)      105,000        219,000
Golf ................................   (1,647,000)   (2,594,000)    (2,652,000)
Development .........................         --        (177,000)      (246,000)
General corporate expense and other .     (111,000)     (467,000)      (217,000)
                                       -----------   -----------    -----------
Cash provided (used) by continuing
  operations ........................   (1,736,000)   (3,422,000)    (3,252,000)
Capital expenditures, net of
  financing .........................         --        (538,000)      (446,000)
Principal payments on long-term debt       (32,000)     (214,000)      (360,000)
                                       -----------   -----------    -----------
Cash used ...........................   (1,768,000)   (4,174,000)    (4,058,000)
                                       ===========   ===========    ===========
Distributions received from investees    2,103,000     1,559,000      2,193,000
                                       ===========   ===========    ===========
Contributions to investees ..........         --        (200,000)       (43,000)
                                       ===========   ===========    ===========
Proceeds from sale of assets ........       31,000     5,680,000        190,000
                                       ===========   ===========    ===========
Payments on minority interests ......      (50,000)   (2,172,000)          --
                                       ===========   ===========    ===========

The Company  received  distributions  of  approximately  $1,700,000 in March and
April 2002,  $920,000 in March 2001,  and  $1,757,000  in October  1999 from the proceeds of refinancing UCV's long term debt in each of those years. Otherwise the cash distributions the Company received from UCV during the last three years were the Company's proportionate share of distributions from UCV's results of operations. The investment in UCV is classified as a liability because the cumulative distributions received from UCV exceed the sum of the Company's initial investment and the cumulative equity in income of UCV by $18,008,401 at June 30, 2002. Although this amount is presented in the liability section of the balance sheet, the Company has no liability to repay the distributions in excess of basis in UCV. The Company estimates that the current market value of the assets of UCV (primarily apartments) exceeded its liabilities by $20,000,000-$22,000,000 as of June 30, 2002. On October 3, 2000, UCV obtained approval for plans to redevelop the 542 unit apartment project into 1,109 units plus an 80 unit assisted living facility. UCV is currently evaluating alternatives for financing the redevelopment.

At June 30, 2002, the Company owned a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP), which is a 50 percent partner in Temecula Creek, LLC (TC), a limited liability company, the other member of which is ERT Development Corporation (an affiliate of Excel). TC has completed development of 85,000 square feet of the 110,000 square foot shopping center. The balance of the build out is expected to be completed within the next six to twelve months. The Company estimates that the value of the Company's 60 percent interest in VRLP at June 30, 2002 is approximately $700,000 to $900,000.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the year ended June 30, 2002 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets, except as it relates to the impairment of the deferred lease costs (See Note 5(a) to Consolidated Financial Statements).

                          NEW ACCOUNTING PRONOUNCEMENTs
                          -----------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company was required to adopt the provisions of SFAS No. 141 immediately. The adoption of SFAS No. 141 has not had a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt Statement No. 142 effective July 1, 2002. As of June 30, 2002, the Company does not have any goodwill, intangible assets or unamortized negative goodwill. The Company does not believe SFAS No. 142 will have a material impact on the Company's financial statements.

In June  2001,  FASB  issued  SFAS No.  143,  Accounting  for  Asset  Retirement
Obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not believe SFAS No. 143 will have a material impact on the Company's financial statements.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

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

In April of 2002, the FASB issued SFAS No.145, Rescission of SFAS No. 4, 44, and 64, Amendment to SFAS No.13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS

No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Only the provisions related to SFAS No.4 will have an impact on the presentation of the Company's financials statement. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.

In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will only have an effect on the Company's financial statements to the extent future exit or disposal activities relevant to SFAS No. 146 occur.

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

The following is a summary of the changes to the components of the segments in the years ended June 30, 2002 and 2001:

                                                   Real Estate     Real Estate                  Unallocated
                                      Bowling       Operation      Development       Golf        And Other        Totals
                                    -----------    -----------     ----------    -----------    -----------    -----------
YEAR ENDED JUNE 30, 2002
------------------------
Revenues ........................   $  (426,040)   $  (287,386)    $     --      $ 1,062,176    $   204,374    $   553,124
Costs ...........................      (447,204)       (74,977)      (156,688)       419,223           --         (259,646)
SG&A-direct .....................      (153,759)          --             --         (253,383)      (192,518)      (599,660)
SG&A-allocated ..................       (64,826)       (13,000)       (20,000)       (57,000)       154,826           --
Depreciation and amortization ...          (483)       (17,205)          --           20,453          3,923          6,688
Impairment losses ...............          --           44,915           --             --             --           44,915
Interest expense ................       (91,117)       (93,764)      (235,208)        (4,048)      (116,657)      (540,794)
Equity in income (loss) of ......          --         (211,244)       177,211           --             --          (34,033)
investees
Gain on sale ....................      (482,487)    (2,764,483)    (5,544,743)          --             --       (8,791,713)
Segment profit (loss) ...........      (151,138)    (3,109,082)    (4,955,636)       936,931        354,800     (6,924,125)
Investment income ...............                                                                                   (2,926)
Income from continuing operations                                                                               (6,927,051)

YEAR ENDED JUNE 30, 2001
------------------------
Revenues ........................   $  (368,870)   $  (231,562)    $     --      $   407,660    $   (70,238)   $  (263,010)
Costs ...........................      (214,662)       (39,907)       (68,991)       434,793           --          111,233
SG&A-direct .....................      (103,946)          --             --          (59,649)       (68,260)      (231,855)
SG&A-allocated ..................       (53,906)       (13,000)          --           (7,000)        73,906           --
Depreciation and amortization ...       (67,103)       (64,306)          --           52,106         (6,458)       (85,761)
Impairment losses ...............          --             --             --             --          (37,926)       (37,926)
Interest expense ................       (50,660)       (67,778)       (31,814)        (9,425)       157,220         (2,457)
Equity in income (loss) of ......          --         (118,443)       (99,200)          --             --         (217,643)
investees
Gain on sale ....................       482,487      2,764,483      5,544,743           --             --        8,791,713
Segment profit (loss) ...........       603,894      2,599,469      5,546,348         (3,165)      (188,720)     8,557,826
Investment income ...............                                                                                  (17,119)
Income from continuing operations                                                                                8,540,707

BOWLING OPERATIONS:
-------------------
The segment includes the operations of two bowling centers, Valley Bowl and Grove Bowl. On December 21, 2000, the Company closed the operations of Valley Bowl in conjunction with the sale of the real estate on December 29, 2000. The following is a summary by bowling center of the changes in the results of operations:

                                              2002 vs. 2001                          2001 vs. 2000
                                  -----------------------------------    -----------------------------------
                                     Grove       Valley     Combined        Grove       Valley     Combined
                                  ---------    ---------    ---------    ---------    ---------    ---------
Revenues ......................   $  13,060    $(439,100)   $(426,040)   $ 256,008    $(624,878)   $(368,870)
Costs .........................    (127,284)    (319,920)    (447,204)     166,375     (381,037)    (214,662)
SG&A-direct ...................     (76,818)     (76,941)    (153,759)       6,808     (110,754)    (103,946)
SG&A-allocated ................     (31,626)     (33,200)     (64,826)       2,594      (56,500)     (53,906)
Depreciation and
  amortization ................      25,122      (25,605)        (483)         (84)     (67,019)     (67,103)
Interest expense ..............        --        (91,117)     (91,117)        --        (50,660)     (50,660)
Gain on sale ..................        --       (482,487)    (482,487)        --        482,487      482,487
Segment profit (loss) .........     223,666     (374,804)    (151,138)      80,315      523,579      603,894

The following is a comparison of the change in operations from each prior year for only the Grove Bowl.

                                  2002 vs. 2001
                                  -------------
Although there was no significant change in bowling revenues, the number of paid games bowled decreased by 12 percent. This decrease was offset by a 13 percent increase in the average price of games bowled.

Bowl costs decreased by 8% primarily due to due to a $98,000 decrease in utility costs as a result of rate decreases. The direct category of selling general and administrative costs decreased by $76,818 primarily due to a decrease in management and administrative payroll and related costs. The allocated category of selling general and administrative expenses decreased due to a decrease in allocable corporate expenses.

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

RENTAL OPERATIONS
-----------------
This segment includes the operations of the office building (Office) sold December 28, 2000, a subleasehold interest in land underlying a condominium project (Sublease) which was sold in March 2002, and other activities which include the equity in income of the operation of a 542 unit apartment project
(UCV), the sublease of a portion of the Penley factory and other miscellaneous rents received on undeveloped land which was sold in June 2001.

The following is a summary of the changes in operations:

                                            2002 vs 2001                                       2001 vs 2000
                           ---------------------------------------------------  ----------------------------------------------
                             Office        Sublease       Others     Combined       Office   Sublease    Others     Combined
                           -----------   -----------  -----------  -----------  -----------  ---------  ---------  -----------
Revenues ................  $  (243,611)  $   (45,685) $     1,910  $  (287,386) $  (233,259) $  3,343   $ (1,646)  $ (231,562)
Costs ...................      (54,425)      (46,352)      25,800      (74,977)     (57,938)  (29,169)    47,200      (39,907)
SG&A-allocated ..........      (13,000)         --           --        (13,000)     (13,000)     --         --        (13,000)
Depreciation and
 amortization ...........      (15,783)       (1,422)        --        (17,205)     (64,306)     --         --        (64,306)
Impairment loss .........         --          44,915         --         44,915         --        --         --           --
Interest expense ........      (80,993)      (12,771)        --        (93,764)     (85,535)   17,757       --        (67,778)
Equity in income of UCV .         --            --       (211,244)    (211,244)        --        --      118,443)    (118,443)
Gain on sale ............   (2,764,483)         --           --     (2,764,483)   2,764,483      --         --      2,764,483
Segment profit (loss) ...   (2,843,893)      (30,055)    (235,134)  (3,109,082)   2,752,003    14,755   (167,289)   2,599,469

On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company had occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner of the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment for the office space was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space (see Note 10 to Consolidated Financial Statements).

The equity in income of UCV decreased by $211,000 in 2002 and $118,000 in 2001 primarily due to increases in interest expense and other costs of UCV that were only partially offset by increases in revenues. The following is a summary of the changes in the operations of UCV, LP in 2002 and 2001 compared to the previous years:

                                                      2002         2001
                                                   ---------    ---------
     Revenues ..................................   $ 321,000    $ 261,000
     Costs .....................................      61,000      (47,000)
     Depreciation ..............................      (5,000)      (7,000)
     Interest and amortization of loan costs ...     707,000      532,000
     Other expenses ............................     (20,000)      20,000
     Income before extraordinary loss ..........    (422,000)    (237,000)
     Extraordinary loss from debt extinguishment     (66,000)     401,000
     Net income ................................    (356,000)    (638,000)

Vacancy rates at UCV have averaged 1.7%, 2.3% and 1.9% in 2000, 2001 and 2002, respectively. Total revenues of UCV increased by 6 and 5 percent in 2002 and 2001, respectively, primarily due to increases in the average rental rate.

UCV costs increased in 2002 primarily due to professional fees related to tax planning and organization structure. UCV costs decreased in 2001 primarily due to a decrease in repairs and maintenance costs. UCV's interest expense increased in 2002 and 2001 primarily due to an increase in long-term debt in October 1999 and March 2001. UCV increased its long-term debt in March 2002 by $5,000,000, in March 2001 by $3,960,510 and in October 1999 by $4,039,490. The refinancings in March 2002 and March 2001 resulted in an extraordinary loss of $335,000 in 2002 and $401,000 in 2001 related to prepayment penalties and write-offs of the unamortized loan fees of the previous long-term debt.

REAL ESTATE DEVELOPMENT:
------------------------
The real estate development segment consists primarily of OVP's operations related to 33 acres of undeveloped land in Temecula, California, and an investment in VRLP. The 33 acres of land were sold in June 2001.

Development costs consisted primarily of legal expenses ($65,000 in 2001 and $104,000 in 2000) related to the litigation regarding the effective down-zoning of the 33 acres of land and property taxes ($88,000 in 2001 and $106,000 in 2000). Development interest primarily represented the interest portion of the assessment district payments due each year and the interest accrued on the delinquent payments.

On June 1, 2001, the OVP sold the 33 acres to an unrelated developer for $6,375,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,001,274) and recorded a gain of $5,544,743. The cash proceeds were used to pay $2,459,477 of delinquent taxes and assessments related to the property and $299,458 of selling expenses. A partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $1,410,000 has been paid through June 30, 2002 ($50,000 in 2002, $860,000 in 2001, $50,000 in 1999 and $450,000
in 1998). This limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets. Three other parties were granted liquidating partnership interests related to either their efforts with achieving the zoning approval for the 33 acres or making a loan to the Company that was used to fund payments to the County of Riverside for delinquent taxes. These partners received distributions totaling $1,312,410 from the sale of the undeveloped land in the year ended June 30, 2001 and their limited partnership interests were liquidated. The $1,312,410 paid to these partners is presented as "Minority interest in consolidated subsidiary" in the Statement of Operations for the year ended June 30, 2001.

The following is a summary of the changes in the operations of VRLP in 2002 and 2001 compared to the previous years:
                                        2002         2001
                                    ---------    ---------
     Revenues ...................   $    --      $ (10,000)
     Operating expenses .........      (1,000)     (56,000)
     Equity in income of investee     294,000     (225,000)
     Net income (loss) ..........     295,000     (179,000)

The equity in income (loss) of investee represents VRLP's share of the results of operations of Temecula Creek LLC. The equity in income of investee decreased in 2001 because it was developing a shopping center during all of 1999 and 2000 and a portion of 2001. The results of operations in 2001 represent the first partial year of operation of the shopping center. The equity in income of investee increased in 2002 reflecting the lease up and stabilization of the rental operations.

GOLF CLUB SHAFT MANUFACTURING:
------------------------------
Prior to January 2000, golf club shaft sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, direct sales to the after-market also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors. The following is a breakdown of the percentage of sales by customer category:
                                    2002  2001  2000
                                    ----  ----  ----
     Golf equipment distributors .   35%   31%   34%
     Small golf club manufacturers   26%   12%    8%
     Golf shops ..................   39%   57%   58%

Operating expenses of the golf segment consisted of the following in 2002, 2001 and 2000:
                                               2002         2001         2000
                                            ----------   ----------   ----------
 Costs of sales and manufacturing overhead  $2,385,000   $1,922,000   $1,502,000
 Research and development ................     219,000      263,000      248,000
                                            ----------   ----------   ----------
     Total golf costs ....................  $2,604,000   $2,185,000   $1,750,000
                                            ==========   ==========   ==========
 Marketing and promotion .................  $1,179,000   $1,407,000   $1,514,000
 Administrative costs- direct ............     162,000      237,000      190,000
                                            ----------   ----------   ----------
   Total SG&A-direct .....................  $1,341,000   $1,644,000   $1,704,000
                                            ==========   ==========   ==========

Total golf costs increased in 2002 and 2001 primarily due to an increase in the amount of cost of goods sold related to increased sales. Costs also increased in 2001 due to a $54,000 increase in rent for the factory that was moved into in June 2000, an increase in the cost of prototype shafts developed during the periods, and an increase in the payroll for research and development.

Marketing and promotion expense decreased in 2002 primarily due to decreases in advertising and the tour program expenses. Marketing and promotion expenses decreased in 2001 primarily due to decreases in player sponsorship costs and promotional goods. Administrative costs increased in 2001 primarily due to an increase in professional fees related to filings for trademark and patent matters. Those costs were not incurred in 2002.

UNALLOCATED AND OTHER:
----------------------
Revenues increased in 2002 primarily due to recovery from an insurance company for litigation costs on a matter that was settled during the year. The remainder of the increase in 2002 related to other one time events. Revenues decreased by $70,000 in 2001 due to a decrease in brokerage commissions.

Unallocated and Other SG&A decreased by $193,000 in 2002 and $68,000 in 2001. The decrease in 2002 was primarily due to a reduction of corporate office wages. In December 2000, the Company awarded a $100,000 bonus to Harold Elkan. There was no bonus in December 2001. The balance of the decrease in 2002 related to a decrease in rent expense for the corporate office as a result of it locating into the Penley factory facility in April 2001. The decrease in 2001 primarily related to a $44,000 reduction in brokerage commission fees.

Interest expense changed in 2002 and 2001 partly due to fluctuations in the balance of short term borrowings in 2002 and 2001and also due to the decline in interest rates during 2002.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. The following table presents scheduled principal payments and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30:

                                2003       2004       Total     Fair Value (1)
                             --------    -------    --------    --------
 Fixed rate debt .........   $  8,000    $ 5,000    $ 13,000    $ 13,000
 Weighted average interest
     rate ................      14.3%      13.1%       14.0%       14.0%

 Variable rate debt ......   $445,000       --      $445,000    $445,000
 Weighted average interest
     rate ................       5.8%       --          5.8%        5.8%

(1) The fair value of fixed-rate debt and variable-rate debt were estimated based on the current rates offered for fixed-rate debt and variable-rate debt with similar risks and maturities.

The variable rate debt includes a $445,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2003.

The Company's unconsolidated subsidiary, UCV, has two notes payable which mature April 1, 2003 as a result of a refinancing in March 2002. The first loan is variable rate debt of $36,000,000 for which the interest rate was 5.4 percent as of March 31, 2002. However, there is a floor of 5.4% established by the lender and a cap purchased by UCV which effectively caps the maximum rate on this loan at 7%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $36,000,000. The estimated fair value of this debt is $36,000,000 based on the current rates offered for this type of loan with similar risks and maturities. The second loan of $2,000,000 is fixed rate debt at 12.5%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $2,000,000. The estimated fair value of this debt is $2,000,000 based on the current rates offered for this type of loan with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
     (a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE    NONE
        --------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 2002. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

   Directors and Officers   Age   Position and Tenure with Company
   ----------------------   ---   --------------------------------
   Harold S. Elkan          59    Director since November 7, 1983;
                                    President since November 11, 1983

   Steven R. Whitman        49    Chief Financial Officer and Treasurer
                                    since May 1987; Director and Assistant
                                    Secretary since August 1, 1989
                                    Secretary since January 1995

   Patrick D. Reiley        61    Director since August 21, 1986

   James E. Crowley         55    Director since January 10, 1989

   Robert A. MacNamara      54    Director since January 9, 1989

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

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 2000 through 2002, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 2002 exceeded $100,000.
                                                        Long-term   All Other
    Name and                                              Compen-   Compen-
Principal Position    Year     Salary      Bonus   Other   sation   sation
-------------------   ----   --------   --------   -----   ------   ------
Harold S. Elkan, ..   2002   $350,000   $   --     $--     $ --     $ --
    President .....   2001    350,000    100,000    --       --       --
                      2000    350,000    100,000    --       --       --

Steven R. Whitman,    2002    100,000       --      --       --       --
    Chief Financial   2001    100,000       --      --       --       --
        Officer ...   2000    100,000     10,000    --       --       --

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

     (h) Employment  Contracts,  Termination of Employment and Change-in-Control
Arrangements: The employment agreement for Harold S. Elkan (Elkan), the Company's President, expired in January 1998, however, the Company is continuing to honor the terms of the agreement until such time as the Compensation Committee conducts a review and propose a new contract. Pursuant to the expired employment agreement, Elkan is to receive a sum equal to twice his annual salary ($350,000 as of June 30, 2002) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors has authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent.

     (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 2002.

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

Bonuses of $100,000 were awarded to Harold Elkan in each of the years ended June 30, 2000 and 2001. A Bonus of $10,000 was awarded to Steven R. Whitman in the year ended June 30, 2000.

     In the fiscal year ended June 30, 1993 the outside members of the Board of Directors approved a new employment agreement for Harold S. Elkan (Elkan) effective from January 1, 1993 until December 31, 1997. This agreement provided for annual base salary of $250,000 plus discretionary bonuses as the Board of Directors may determine and approve. In setting the compensation levels in this agreement, the Board of Directors, in addition to utilizing their personal knowledge of executive compensation levels in San Diego, California, referred to a special compensation study performed in 1987 for the Board of Directors by an independent outside consultant. The Board of Directors is currently reviewing information for purposes of entering into a new employment agreement with Elkan. In the meantime, the Board of Directors approved an increase in Elkan's base pay to $350,000 annually effective July 1, 1998. Outside members of Board of Directors approving the Compensation for Harold S. Elkan: Patrick D. Reiley James E. Crowley Robert A. MacNamara Directors' Compensation Committee for Other
Employees: Harold S. Elkan

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

The performance is calculated by assuming $100 is invested at the beginning of the period (July 1994) in the Company's common stock at a price equal to its market value (the bid price). At the end of each fiscal year, the total value of the investment is computed by taking the number of shares owned multiplied by the market price of the shares at the end of each fiscal year.

          SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                                 Sports                S&P Leisure
                 Year Ended    Arenas, Inc.   S&P 500       Time
                 ----------    -----------    -------  -----------
                    6/1997          100         100         100
                    6/1998          300         255         128
                    6/1999          200         309         116
                    6/2000          200         327          95
                    6/2001          500         275         118
                    6/2002          300         223          65

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
-----------------------------------------------------------
         AND MANAGEMENT (a) - (c):
         -------------------------
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
   officer as a group                       and voting power

(a) These shares of stock are owned by Andrew Bradley, Inc., which is owned by Harold S. Elkan- 88%, Andrew S. Elkan- 6%, and Bradley J. Elkan- 6%. Andrew Bradley, Inc. has pledged 10,900,000 of its shares of Sports Arenas, Inc. stock as collateral for its loan from Sports Arenas, Inc. See Note 3(b) of Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (a) - (c):
------------------------------------------------------------------
   1. The Company has $398,256 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his 88% owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 2002 ($394,339 as of June 30, 2001). The balance at June 30, 2002 bears interest at 8 percent per annum and is due in monthly installments of interest only plus annual principal payments of $50,000 due on December 31 of each year. The balance is due on demand. The largest amount outstanding during the year was $403,305 in April 2002. The $50,000 payment due December 31, 2001 was not paid.The Company is in the process of restructuring the repayment terms.

Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans. This charge was included in selling, general and administrative expense. The Company also discontinued recording the interest income on the loans except to the extent that balance of the loans remained below $390,000. As of June 30, 2002, $8,256 of interest accrued on the loans was unrecorded ($4,339 as of June 30, 2001).

     2. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold
S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (6.25 percent at June 30, 2002) and to be added to the principal balance annually. As of June 30, 2002 and 2001, $1,230,483 of interest had been accrued and added to the loan balance in the financial statements. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $809,735 as of June 30, 2002 ($620,007 as of June 30, 2001).

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   A.  The following documents are filed as a part of this report:

       1.   Financial Statements of Registrant

           Independent Auditors' Report                                    18
           Sports Arenas, Inc. and subsidiaries consolidated
            financial statements:
              Balance sheets as of June 30, 2002 and 2001                19-20
              Statements of operations for each of the years in the
                  three-year period ended June 30, 2002                    21
              Statements of shareholders' deficit for each of the years
                   in the three-year period ended June 30, 2002            22
              Statements of cash flows for each of the years in the
                  three-year period ended June 30, 2002                  23-24
              Notes to financial statements                              25-36

       2.   Financial Statements of Unconsolidated Subsidiaries

           UCV, L.P. (a California limited partnership)- 50 percent
            owned investee:
              Independent Auditors' Report                                 37
              Balance sheets as of March 31, 2002 and 2001                 38
              Statements of income and partners' deficit for
                   each of the years in the three-year
                   period ended March 31, 2002                             39
              Statements of cash flows for each of years in the
                  three-year period ended March 31, 2002                   40
              Notes to financial statements                              41-43


       3. Financial Statement Schedules

          There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto.


       4.   Exhibits

                Index to exhibits                                          46

B.  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


                                                             KPMG LLP

San Diego, California
September 23, 2002

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS-JUNE 30, 2002 AND 2001

                                     ASSETS


                                                          2002          2001
                                                      -----------   -----------
Current assets:
   Cash and cash equivalents .......................  $    39,345   $   515,204
   Trade receivables, net of allowance for doubtful
        accounts of $73,000 and $20,000 respectively      444,996       324,912
   Note receivable- Affiliate, net (Note 3a) .......         --            --
   Inventories (Note 2) ............................      792,690       585,111
   Prepaid expenses ................................       38,706        61,365
                                                      -----------   -----------
      Total current assets .........................    1,315,737     1,486,592
                                                      -----------   -----------

Property and equipment, at cost (Note 10):
   Equipment and leasehold and tenant improvements .    2,345,406     2,345,406
      Less accumulated depreciation and amortization   (1,314,680)   (1,060,626)
                                                      -----------   -----------

       Net property and equipment ..................    1,030,726     1,284,780
                                                      -----------   -----------

Other assets:
   Intangible assets, net (Note 5) .................       37,284       150,657
   Investments (Note 6) ............................      423,657       405,446
   Other assets ....................................       95,999       120,999
                                                      -----------   -----------
                                                          556,940       677,102
                                                      -----------   -----------

                                                      $ 2,903,403   $ 3,448,474
                                                      ===========   ===========
















          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS - JUNE 30, 2002 AND 2001 (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                          2002          2001
                                                      -----------   -----------
Current liabilities:
   Notes payable-short term (Note 7b) ..............   $  445,000   $ 1,250,000
   Current portion of long-term debt (Note 7a) .....        8,000        32,000
   Accounts payable ................................      963,402       708,307
   Accrued payroll and related expenses ............      215,093       195,367
   Accrued interest ................................      276,735       203,578
   Other liabilities ...............................       92,803       183,466
                                                      -----------   -----------
      Total current liabilities ....................    2,001,033     2,572,718
                                                      -----------   -----------

Long-term debt, excluding current portion (Note 7a)         5,456        13,942
                                                      -----------   -----------


Distributions received in excess of basis
   in investment (Notes 6a and 6b) .................   18,008,401    15,792,373
                                                      -----------   -----------

Other liabilities ..................................      192,000       144,000
                                                      -----------   -----------

Minority interest in consolidated
  subsidiary (Note 6c) .............................      802,677       852,677
                                                      -----------   -----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding ........................      272,500       272,500
   Additional paid-in capital ......................    1,730,049     1,730,049
   Accumulated deficit .............................  (17,817,221)  (15,638,293)
                                                      -----------   -----------
                                                      (15,814,672)  (13,635,744)
   Less note receivable from shareholder (Note 3b) .   (2,291,492)   (2,291,492)
                                                      -----------   -----------
     Total shareholders' deficit ...................  (18,106,164)  (15,927,236)
                                                      -----------   -----------

Commitments and contingencies
   (Notes 5a, 6c, 8 and 10)

                                                      $ 2,903,403   $ 3,448,474
                                                      ===========   ===========















          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000

                                                             2002           2001           2000
                                                         -----------    -----------    -----------
Revenues:
   Bowling ...........................................   $ 1,783,545    $ 2,209,585    $ 2,578,455
   Rental ............................................       190,234        444,635        644,886
   Golf ..............................................     2,589,293      1,527,117      1,119,457
   Other .............................................       329,402        132,442        209,671
   Other-related party (Note 6b) .....................       186,371        178,957        171,966
                                                         -----------    -----------    -----------

                                                           5,078,845      4,492,736      4,724,435
                                                         -----------    -----------    -----------

Costs and expenses:
   Bowling ...........................................     1,404,006      1,851,210      2,065,872
   Rental ............................................       189,458        264,435        304,342
   Golf ..............................................     2,604,436      2,185,213      1,750,420
   Development .......................................          --          156,688        225,679
   Selling, general, and administrative (Note 3a) ....     2,610,451      3,177,126      3,377,670
   Depreciation and amortization .....................       307,948        301,260        387,021
   Provision for impairment losses (Notes 5a and 6d) .        44,915           --           37,926
                                                         -----------    -----------    -----------

                                                           7,161,214      7,935,932      8,148,930
                                                         -----------    -----------    -----------

Loss from operations .................................    (2,082,369)    (3,443,196)    (3,424,495)
                                                         -----------    -----------    -----------

Other income (expenses):
   Investment income:
     Related party (Notes 3a and 3b) .................        27,890         28,926         38,450
     Other ...........................................         1,807          3,697         11,292
   Interest expense related to development activities           --         (235,208)      (266,001)
   Interest expense and amortization of finance costs        (84,679)      (390,265)      (361,929)
   Equity in income of investees (Note 6a) ...........       125,944        159,977        377,620
   Gain on sale of office building (Note 10) .........          --        2,764,483           --
   Gain on sale of bowling center building (Note 12) .          --          482,487           --
   Gain on sale of undeveloped land (Note 4b) ........          --        5,544,743           --
                                                         -----------    -----------    -----------

                                                              70,962      8,358,840       (200,568)
                                                         -----------    -----------    -----------

Income (loss) from continuing operations before
   minority interest .................................    (2,011,407)     4,915,644     (3,625,063)

Minority interest in consolidated subsidiary (Note 6c)          --       (1,312,410)          --
                                                         -----------    -----------    -----------

                                                          (2,011,407)     3,603,234     (3,625,063)
Extraordinary loss from early
    extinguishment of investee debt (Note 6a) ........      (167,521)      (200,722)          --
                                                         -----------    -----------    -----------

Net income (loss) ....................................   ($2,178,928)   $ 3,402,512    ($3,625,063)
                                                         ===========    ===========    ===========

Basic and diluted net income (loss) per common
 share from:
    Continuing operations ............................    ($ 0.07)        $  0.13        ($ 0.13)
    Extraordinary items ..............................    (  0.01)         ( 0.01)           -
                                                          -------         -------        -------
                                                          ($ 0.08)        $  0.12        ($ 0.13)
                                                          =======         =======        =======

          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000




                                                                                       Note
                                     Common Stock       Additional                   Receivable
                                 Number of                paid-in    Accumulated        From
                                  Shares      Amount      Capital      Deficit       Shareholder        Total
                                ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 1999 ....   27,250,000   $272,500   $1,730,049   ($15,415,742)   ($2,291,492)   ($15,704,685)

Net loss ....................         --         --           --       (3,625,063)          --        (3,625,063)
                                ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2000 ....   27,250,000    272,500    1,730,049    (19,040,805)    (2,291,492)    (19,329,748)

Net income ..................         --         --           --        3,402,512           --         3,402,512
                                ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2001 ....   27,250,000    272,500    1,730,049    (15,638,293)    (2,291,492)    (15,927,236)

Net loss ....................         --         --           --       (2,178,928)          --        (2,178,928)
                                ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2002 ....   27,250,000   $272,500   $1,730,049   ($17,817,221)   ($2,291,492)   ($18,106,164)
                                ==========   ========   ==========   ============    ===========    ============







          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000

                                                                 2002           2001           2000
                                                            -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss) .......................................   ($2,178,928)   $ 3,402,512    ($3,625,063)
  Adjustments to reconcile net income (loss) to the
    net cash used by operating activities:
      Amortization of deferred financing costs ..........          --           18,846          9,120
      Depreciation and amortization .....................       307,948        301,260        387,021
      Equity in income of investees .....................      (125,944)      (159,977)      (377,620)
      Deferred income ...................................        48,000         48,000         48,000
      Interest accrued on assessment district obligations          --          235,208        266,001
      Provision for impairment losses ...................        44,915           --           37,926
      (Gain) loss on sale of assets .....................          --       (8,781,237)         1,793
      Minority interest in consolidated subsidiary ......          --        1,312,410           --
      Extraordinary loss on debt extinguishment .........       167,521        200,722           --
    Changes in assets and liabilities:
      Increase in trade receivables .....................      (120,084)      (125,201)       (77,106)
     (Increase) decrease in inventories .................      (207,579)      (280,205)         5,254
     (Increase) decrease in prepaid expenses ............        22,659         93,678        (39,051)
      Increase (decrease) in accounts payable ...........       255,095        (88,176)       343,280
      Increase (decrease) in accrued expenses and
        other liabilities ...............................         2,220        199,337       (230,906)
      Other .............................................        62,284         38,317         (8,705)
                                                            -----------    -----------    -----------
        Net cash used by operating activities ...........    (1,721,893)    (3,584,506)    (3,260,056)
                                                            -----------    -----------    -----------
Cash flows from investing activities:
   Decrease in notes receivable .........................          --           73,866         30,963
   Additions to property and equipment ..................          --         (507,336)      (335,920)
   Proceeds from sale of office building ................          --        1,662,337           --
   Proceeds from sale of bowling center building ........          --        2,047,328           --
   Proceeds from sale of undeveloped land ...............          --        3,616,066        190,362
   Proceeds from sale of other assets ...................        30,700          5,000           --
   Increase in development costs on undeveloped land ....          --          (30,755)      (109,850)
   Distributions received from investees ................     2,102,820      1,559,000      2,193,400
   Contributions to investees ...........................          --         (200,000)       (43,319)
   Distribution to holders of minority interest .........       (50,000)    (2,172,410)          --
                                                            -----------    -----------    -----------
        Net cash provided by investing activities .......     2,083,520      6,053,096      1,925,636
                                                            -----------    -----------    -----------
Cash flows from financing activities:
   Scheduled principal payments .........................       (32,486)      (213,772)      (283,598)
   Proceeds from short-term borrowings ..................       450,000      1,200,000      1,900,000
   Payments of short-term borrowings ....................    (1,255,000)    (1,300,000)      (550,000)
   Loan costs ...........................................          --          (22,598)          --
   Extinguishment of long-term debt .....................          --       (1,650,977)       (75,927)
   Other ................................................          --           20,000           --
                                                            -----------    -----------    -----------
        Net cash provided (used) by financing activities       (837,486)    (1,967,347)       990,475
                                                            -----------    -----------    -----------
Net increase (decrease) in cash and equivalents .........      (475,859)       501,243       (343,945)
Cash and cash equivalents, beginning of year ............       515,204         13,961        357,906
                                                            -----------    -----------    -----------
Cash and cash equivalents, end of year ..................   $    39,345    $   515,204    $    13,961
                                                            ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000

SUPPLEMENTAL CASH FLOW INFORMATION:
                       2002       2001        2000
                    --------   ---------   ---------
    Interest paid   $ 11,000   $ 196,000   $ 326,000
                    ========   =========   =========

Supplemental schedule of non-cash investing and financing activities:

During the year ended June 30, 2002 the Company assigned its interests in the leasehold and the related subleasehold interests for a note receivable of $37,500. The note receivable was assigned to the master lessor in satisfaction of a portion of the rent due. There was $75,615 of unamortized deferred lease costs for which an impairment loss of $44,915 had been recorded in the year ended June 30, 2002.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

1.  Summary of significant accounting policies and practices:

   Description of business- The Company, primarily through its subsidiaries, owns and operates one bowling center, an apartment project (50% owned), and a graphite golf club shaft manufacturer. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing.

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

   Cash and cash equivalents - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. There were no cash equivalents at June 30, 2002 and 2001.

   Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and relate to golf club shaft manufacturing.

   Property and equipment - Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the related assets, which are from 3 to 15 years.

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

   Loss per share-  Basic  earnings  per share is computed  by  dividing  income
      (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of income (loss) for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period. The Company currently has no potentially dilutive securities outstanding. The weighted average shares used for basic and diluted earnings per share computation was 27,250,000 for each of the years in the three-year period ended June 30, 2002.

   Reclassification- Certain 2001 amounts have been reclassified to conform to the presentation used in 2002.

2.  Inventories:

    Inventories consist of the following:
                                     2002         2001
                                  ---------    ---------
     Raw materials ............   $ 199,255    $ 145,013
     Work in process ..........     428,573      200,192
     Finished goods ...........     253,862      297,906
                                  ---------    ---------
                                    881,690      643,111
       Less valuation allowance     (89,000)     (58,000)
                                  ---------    ---------
                                  $ 792,690    $ 585,111
                                  =========    =========

3. Notes receivable:

      (a)Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $27,890, $28,926, and $38,450 in 2002, 2001, and 2000, respectively. The loans bear interest at 8 percent per annum and are due on demand.

         Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans. This charge was included in selling, general and administrative expense. The Company also discontinued recording the interest income on the loans except to the extent that balance of the loans remained below $390,000. As of June
         30, 2002, $8,256 of interest accrued on the loans was unrecorded ($4,339 as of June 30, 2001).

      (b)Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (6.25 percent at June 30, 2002) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company.

         Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $809,735 as of June 30, 2002 ($620,007 as of June 30, 2001).

4. Undeveloped land:

      (a)In August 1984, the Company acquired approximately 500 acres of undeveloped land in Lake of Ozarks, Missouri from an entity controlled by Harold S. Elkan (Elkan). The purchase price approximated the affiliate's original purchase price. On September 7, 1999, the Company sold the land for cash of $215,000, less selling expenses of $24,638. As a result of the sale, the Company recorded a provision for impairment loss as of June 30, 1999 of $90,629 to reduce the carrying value to the net sales proceeds realized.

      (b)RCSA Holdings, Inc. (RCSA), a wholly owned subsidiary of the Company, owns a 50 percent managing general partnership interest in Old Vail Partners, a general partnership (OVPGP), which owned 33 acres of undeveloped land in Temecula, California. On September 23, 1999, the other partner assigned his partnership interest to Downtown Properties, Inc., a wholly owned subsidiary of the Company (see Note 6c). On June 1, 2001, the Company sold the 33 acres to an unrelated developer for $6,375,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,001,274) and recorded a gain of $5,544,743. The cash proceeds were used to pay $2,459,477 of delinquent taxes and assessments related to the property and $299,458 of selling expenses. The land had a carrying value of $1,501,318 at the time of sale, which was net of a $2,409,000 impairment loss provision recorded in the year ended June 30, 1997.

         The following is a summary of the results from operations of the development activities related to this undeveloped land included in the financial statements:
                                             2002       2001        2000
                                            -------   --------    --------
          Development costs .............   $   --   $ 157,000   $ 226,000
          Allocated SG&A ................       --      20,000      20,000
                                            -------   --------    --------
          Loss from operations ..........       --    (177,000)   (246,000)
          Interest expense- development .       --     235,000     266,000
                                            -------   --------    --------
          Loss from continuing operations   $   --   $(412,000)  $(512,000)
                                            =======   ========    ========

5. Intangible assets:

   Intangible assets consisted of the following as of June 30, 2002 and 2001:

                                                 2002         2001
                                              ---------    ---------
          Deferred lease costs:
            Subleasehold interest .........   $    --      $ 111,674
              Less accumulated amortization        --        (35,585)
            Lease inception fee ...........     232,995      232,995
              Less accumulated amortization    (195,711)    (158,427)
                                              ---------    ---------
                                              $  37,284    $ 150,657
                                              =========    =========

   (a)Downtown Properties Development Corporation (DPDC), a wholly owned subsidiary of the Company, was a sublessor of a parcel of land that is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980 and was amortizing the capitalized carrying costs over the period of the subleases on the straight-line method.

      On March 20, 2002, the DPDC transferred ownership of its sublessor interests to condominium owners association based on agreements entered into in October 2001 and approved by the Bureau of Indian Affairs on March 20, 2002. DPDC received a note receivable of $37,500 as consideration for the sublessor interest that DPDC then assigned to the master lessors for a reduction in amounts owed by DPDC to the master lessors. DPDC still owes the master lessors $61,424 plus interest from November 1, 2001. Once this amount is paid, the Company will be released from any further liability under the master lease. As a result of these agreements, the Company recorded a $44,915 impairment loss for a portion of the unamortized balance ($75,615) of the deferred lease costs related to this sublessor interest and discontinued amortizing the deferred lease costs effective October 2001.

      The following is a summary of the results from operations of the Palm Springs sublease included in the financial statements in the three and nine month periods:
                                                 2002       2001       2000
                                              ---------  ---------  ---------
     Rents .................................. $ 119,000  $ 165,000  $ 161,000
     Costs ..................................   116,000    163,000    192,000
     Impairment loss ........................    45,000       --         --
     Depreciation ...........................      --        2,000      2,000
                                              ---------  ---------  ---------
     Income (loss) from operations ..........   (42,000)      --      (33,000)
     Interest expense .......................     5,000     18,000       --
                                              ---------  ---------  ---------
     Income (loss) from continuing operations $ (47,000) $ (18,000) $ (33,000)
                                              =========  =========  =========

   (b)In March 1997 the Company paid $232,995 to the lessor of the real estate in which the Grove bowling center is located. The payment represented the balance due for a deferred lease inception fee. The fee is being amortized over the then remaining lease term of 75 months.

6. Investments:

    (a) Investments consist of the following:

                                                     2002            2001
                                                 ------------    ------------
       Accounted for on the equity method:
          Investment in UCV, L.P. ............   $(18,008,401)   $(15,792,373)
          Vail Ranch Limited Partnership .....        423,657         405,446
                                                 ------------    ------------
                                                  (17,584,744)    (15,386,927)
          Less Investment in UCV, L.P. .......
           classified as liability-
           Distributions received in
           excess of basis in investment .....     18,008,401      15,792,373
                                                 ------------    ------------
                                                      423,657         405,446
                                                 ------------    ------------
       Accounted for on the cost basis:
          All Seasons Inns, La Paz ...........         37,926          37,926
            Less provision for impairment loss        (37,926)        (37,926)
                                                 ------------    ------------
              Total investments ..............   $    423,657    $    405,446
                                                 ============    ============

      The following is a summary of the equity in income (loss) (before extraordinary losses of $167,521 and $200,722 related to UCV, L.P. during the years ended June 30, 2002 and 2001, respectively):

                                              2002        2001         2000
                                           ---------   ---------    ---------
          UCV, L.P. ....................   $ 107,733   $ 318,977    $ 437,420
          Vail Ranch Limited Partnership      18,211    (159,000)     (59,800)
                                           ---------   ---------    ---------
                                           $ 125,944   $ 159,977    $ 377,620
                                           =========   =========    =========

    (b) Investment in UCV, L.P. (real estate operation segment):

      The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owns University City Village, a 542 unit apartment project in San Diego, California.

      The following is summarized financial information of UCV as of and for the years ended March 31 (UCV's fiscal year end):

                                       2002            2001           2000
                                  ------------    ------------   ------------
   Total assets ...............   $  5,641,000    $  5,109,000   $  3,013,000
   Total liabilities ..........     38,512,000      33,480,000     29,630,000

   Revenues ...................      5,406,000       5,085,000      4,824,000
   Operating and general and
    administrative costs ......      1,672,000       1,611,000      1,658,000
   Depreciation ...............         14,000          19,000         26,000
   Interest and amortization of
    loan costs ................      3,504,000       2,797,000      2,265,000
   Other expenses .............           --            20,000           --
   Extraordinary loss from
    early debt extinguishment .        335,000         401,000           --
   Net income .................       (119,000)        237,000        875,000

      The  apartment  project  is  managed  by  the  Company,  which  recognized management fee income of $138,371, $130,957, and $123,966 in the twelve-month periods ended June 30, 2002, 2001, and 2000, respectively. In addition, pursuant to a development fee agreement with UCV dated July 1, 1998, the Company received development fees totaling $96,000 each in the years ended June 30, 2002, 2001 and 2000, of which $48,000 in each year was recorded as deferred income. The Company believes that the terms of these agreements are no less favorable to the Company or UCV than could be obtained with an independent third party.

      A reconciliation of distributions received in excess of basis in UCV as of June 30 is as follows:

                                             2002           2001
                                         ------------   ------------
          Balance, beginning .........   $ 15,792,373   $ 14,498,208
          Equity in (income) loss, net         59,788       (118,255)
          Cash distributions .........      2,102,820      1,559,000
          Cash contributions .........           --         (200,000)
          Amortization of purchase
            price in excess
            of equity in net assets ..         53,420         53,420
                                         ------------   ------------
          Balance, ending ............   $ 18,008,401   $ 15,792,373
                                         ============   ============


   (c)Investment in Old Vail Partners and Vail Ranch Limited Partnership (real estate development segment):

      RCSA and OVGP, Inc. (OVGP), wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP). OVP owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership
      (VRLP). The other partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $1,410,000 has been paid through June 30, 2002 ($50,000 in 2002, $860,000 in 2001, $50,000 in 1999 and $450,000 in 1998).
      This limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets. Three other parties were granted liquidating partnership interests related to either their efforts with achieving the zoning approval for the 33 acres described in Note 4b or making a loan to the Company that was used to fund payments to the County of Riverside for delinquent taxes. These partners received distributions totaling $1,312,410 from the sale of the undeveloped land in the year ended June 30, 2001 and their limited partnership interests were liquidated.

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

      The following is summarized financial information of VRLP as of June 30, 2002 and 2001 and for the years then ended:

                                                   2002        2001
                                                ---------   ---------
          Assets:
            Investment in Temecula Creek ....   $ 588,000   $ 558,000
            Other assets ....................      10,000      10,000
                Total assets ................     598,000     568,000
          Total liabilities .................      14,000      14,000
          Partners' capital .................     584,000     554,000
          Revenues ..........................        --          --
          Equity in income (loss) of Temecula
              Creek .........................      30,000    (264,000)
          Net income (loss) .................      30,000    (265,000)

      The following is a reconciliation  of the investment in Vail Ranch Limited
      Partnership:

                                           2002        2001
                                        ---------   ---------
          Balance, beginning ........   $ 405,446   $ 564,446
          Equity in net income (loss)      18,211    (159,000)
                                        ---------   ---------
          Balance, ending ...........   $ 423,657   $ 405,446
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

7.  Long-term and short-term debt:

   (a)The principal payments due on notes payable during the next five fiscal years are as follows: $8,000 in 2003 and $5,500 in 2004.

   (b)The Company borrowed a total of $2,700,000  ($150,000 in 2002,  $1,200,000 in 2001 and $1,350,000 in 2000) from the Company's partner in UCV (Lender) of which $955,000 and $1,300,000 was paid in 2002 and 2001, respectively. The loans are unsecured, due on demand and bear interest at monthly at a base rate plus 1 percent (5.75% at June 30, 2002). The Company admitted the Lender and an affiliate of the Lender as partners in Old Vail Partners with a liquidating partnership interest for which they received combined distributions of $112,410 in the year ended June 30, 2001 and their partnership interests were liquidated. The Company's also agreed to provide the Lender with an ownership interest in Penley Sports that would provide the Lender with a 10 percent interest in profits and distributions. Although the terms of these loans are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

   (c)On August 24, 1999 and September 25, 1999 the Company borrowed a total of $550,000 from the Company's partner in UCV on an unsecured note payable. Payments of interest only were due monthly at a base rate plus 1 percent (9-1/4% at September 25, 1999). The loan plus interest of $4,562 was paid on October 14, 1999.


   (d)On January 11, 2002, the Company borrowed $300,000 from Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, pursuant to a short term loan agreement that was paid on March 27, 2002. During the term of the loan $8,200 of interest (10% per annum) was paid to Elkan. Although the terms of this note are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

8.  Commitments and contingencies:

   (a)The Company leases its bowling center (Grove) under an operating lease. The lease agreement for the Grove bowling center provides for approximate annual minimum rental of $360,000 in addition to taxes, insurance, and maintenance. This lease expires in June 2003 and contains three 5-year options at rates increased by 10-15 percent over the last rate in the expiring term of the lease. This lease also provides for additional rent based on a percentage of gross revenues, however, Grove has not yet exceeded the minimum amount of gross revenue. Rental expense for Grove bowling center was $360,000 in 2002, 2001 and 2000.

      The Company also leases its golf club shaft manufacturing plant under a ten year operating lease agreement, which commenced April 1, 2000. The lease provides for fixed annual minimum rentals in addition to taxes, insurance and maintenance for each of the years ending June 30 as follows:
      2003- $234,000,  2004- $241,000,  2005-  $247,000,  2006- $247,000,  2007-
      $247,000, thereafter- $677,000. Commencing April 1, 2005 the lease provides for adjustments to the rent based on increases in a consumer price index, not to exceed six percent per annum. The lease also provides for two options that each extend the lease for an additional five years. The rent for the first year of the first option will be based on a five percent increase over the previous year's rent. Subsequent year's rent will be adjusted based on increases in the consumer price index. The Company had previously leased facilities for its golf club shaft manufacturing plant pursuant to an operating lease that expired June 30, 2000. Rental expense for the manufacturing facilities was $227,288 in 2002, $220,688 in 2001, and $112,252 in 2000, of which $66,760 related to the old plant.

      The Company has subleased a portion of the golf club shaft manufacturing plant. The sublease commenced November 1, 2000 and continues through October 31, 2002. Rental income from this sublease was $71,136 in 2002 and $46,400 in 2001.

   (b)The Company's employment agreement with Harold S. Elkan expired on January 1, 1998, however the Company is continuing to honor the terms of the agreement until such time as it is able to negotiate a new contract. The agreement provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at time of termination plus $50,000. As of June 30, 2002, his annual salary was $350,000.

   (c)The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse affect on the Company's financial position.

9. Income taxes

      During the years ended June 30, 2002, 2001 and 2000, the Company has not recorded any income tax expense or benefit due to its utilization of prior loss carryforward and the uncertainty of the future realizability of deferred tax assets.

      At June 30, 2002, the Company had net operating loss carry-forwards of $11,602,000 for federal income tax purposes. The carryforwards expire from years 2003 to 2021. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences. Due to the uncertainty of the future realizability of deferred tax assets, a valuation allowance has been recorded for deferred tax assets to the extent they will not be offset by the reversal of future taxable differences. Accordingly, there are no net deferred taxes at June 30, 2002 and 2001.

      The following is a reconciliation of the normal expected federal income tax rate of 34 percent to the income (loss) in the financial statements:

                                          2002           2001           2000
                                     -----------    -----------    -----------
  Expected federal income tax
    expense (benefit) ............   $  (741,000)   $ 1,157,000    $(1,233,000)
  Increase (decrease) in valuation
    allowance ....................       538,000     (1,312,000)      (121,000)
  Expiration of net operating
    loss carryforward ............       185,000        150,000      1,340,000
  Other ..........................        18,000          5,000         14,000
                                     -----------    -----------    -----------
  Provision for income tax expense   $      --      $      --      $      --
                                     ===========    ===========    ===========

   The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 2002 and 2001:

                                                      2002           2001
                                                  -----------    -----------
  Federal deferred tax assets (liabilities):
      Net operating loss carryforwards ........   $ 3,944,000    $ 3,694,000
      Accumulated depreciation and amortization       230,000        222,000
      Valuation allowance for impairment losses       757,000        683,000
      Other ...................................       237,000         31,000
                                                  -----------    -----------
          Total net federal deferred tax assets     5,168,000      4,630,000
          Less valuation allowance ............    (5,168,000)    (4,630,000)
                                                  -----------    -----------
  Net federal deferred tax assets .............   $      --      $      --
                                                  ===========    ===========

10. Leasing activities:

   The Company, as lessor, leased office space in an office building under operating leases that were primarily for periods ranging from one to five years, occasionally with options to renew. This office building was sold in December 2000. The Company was also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 44 years which commenced in 1981 and 1982. On March 20, 2002, the Company sold it interests in the subleases (see Note 5).

   On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of

   $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company has occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner of the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space. The future minimum rent payments under the lease agreement are as follows for the years ending June 30: $70,000- 2003; $72,000- 2004; $75,000- 2005; $77,000- 2006; $79,000 in 2007, $364,000
   thereafter and $737,000 in the aggregate.

   The following is a summary of the results from operations of the office building included in the financial statements:

                                             2001       2000
                                           --------   --------
       Rents ...........................   $243,000   $477,000
       Costs ...........................     54,000    112,000
       Allocated SG&A ..................     13,000     26,000
       Depreciation ....................     16,000     80,000
                                           --------   --------
       Income from operations ..........    160,000    259,000
       Interest expense ................     81,000    167,000
                                           --------   --------
       Income from continuing operations   $ 79,000   $ 92,000
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

   The following is summarized information about the Company's operations by business segment.

                                                     Real Estate    Real Estate                  Unallocated
                                         Bowling       Operation    Development       Golf        And Other      Totals
                                      -----------    -----------    -----------    -----------    ---------    -----------
YEAR ENDED JUNE 30, 2002
------------------------
Revenues ............................ $ 1,783,545    $   190,234    $      --      $ 2,589,293    $ 515,773    $ 5,078,845
Depreciation and amortization .......      36,625         53,894           --          170,011       47,418        307,948
Impairment loss .....................        --           44,915           --             --           --           44,915
Interest expense ....................        --            4,986           --             --         79,693         84,679
Equity in income of investees .......        --          107,733         18,211           --           --          125,944
Segment profit (loss) ...............     (10,619)         4,714         18,211     (1,816,846)    (236,564)    (2,041,104)
Investment income ...................        --             --             --             --           --           29,697
Loss from continuing operations .....        --             --             --             --           --       (2,011,407)
Extraordinary loss ..................        --         (167,521)          --             --           --         (167,521)

Segment assets ......................     117,305          2,296        423,705      2,227,595      132,502      2,903,403
Expenditures for segment assets .....        --             --             --             --           --             --

YEAR ENDED JUNE 30, 2001
------------------------
Revenues ............................ $ 2,209,585    $   477,620    $      --      $ 1,527,117    $ 311,399    $ 4,525,721
Depreciation and amortization .......      37,108         71,099           --          149,558       43,495        301,260
Interest expense ....................      91,117         98,750        235,208          4,048      196,350        625,473
Equity in income of investees .......        --          318,977       (159,000)          --           --          159,977
Gain on sale of assets ..............     482,487      2,764,483      5,544,743           --           --        8,791,713
Segment profit (loss) ...............     140,519      3,113,796      4,973,847     (2,753,777)    (591,364)     4,883,021
Investment income ...................        --             --             --             --           --           32,623
Income (loss) -continuing
  operations ........................        --             --             --             --           --        4,915,644
Extraordinary loss ..................        --         (200,722)          --             --           --         (200,722)

Segment assets ......................     217,610        118,785        840,867      2,106,825      164,387      3,448,474
Expenditures for segment assets .....      30,839           --           30,755        433,043       43,454        538,091

YEAR ENDED JUNE 30, 2000
------------------------
Revenues ............................ $ 2,578,455    $   709,182    $      --      $ 1,119,457    $ 381,637    $ 4,788,731
Depreciation and amortization .......     104,211        135,405           --           97,452       49,953        387,021
Impairment loss .....................        --             --             --             --         37,926         37,926
Interest expense ....................     141,777        166,528        267,022         13,473       39,130        627,930
Equity in income of investees .......        --          437,420        (59,800)          --           --          377,620
Segment profit (loss) ...............    (463,375)       514,327       (572,501)    (2,750,612)    (402,644)    (3,674,805)
Investment income ...................        --             --             --             --           --           49,742
Loss from continuing operations .....        --             --             --             --           --       (3,625,063)
Segment assets ......................   1,846,575        986,767      2,066,888      1,448,947      252,059      6,601,236
Expenditures for segment assets .....      20,146          1,948        109,850        294,386       19,440        445,770


                                          2002          2001           2000
                                       ----------   -----------    -----------
       Revenues per segment schedule   $5,078,845   $ 4,525,721    $ 4,788,731
       Intercompany rent eliminated          --         (32,985)       (64,296)
                                       ----------   -----------    -----------
       Consolidated revenues .......   $5,078,845   $ 4,492,736    $ 4,724,435
                                       ==========   ===========    ===========

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

                                                       2001           2000
                                                    ---------    -----------
          Revenues ..............................   $ 439,000    $ 1,064,000
          Costs .................................     320,000        701,000
          Direct SG&A ...........................      77,000        188,000
          Allocated SG&A ........................      33,000         89,000
          Depreciation ..........................      26,000         93,000
                                                    ---------    -----------
                                                      (17,000)        (7,000)
          Interest expense ......................      91,000        142,000
                                                    ---------    -----------
          Income (loss)from continuing operations   $(108,000)   $  (149,000)
                                                    =========    ===========

13. Supplementary Non-Cash information:

   The following is a summary of the changes to the balance sheet related to the non-cash portions of the sale of the office building, Valley Bowl real estate and undeveloped land for the year ended June 30, 2001:

                                         Office      Valley Bowl   Undeveloped
                                        Building     Real estate      Land
                                       -----------   -----------   -----------
      Receivables .................... $     6,201   $      --     $      --
      Prepaid expenses ...............     (83,676)         --            --
      Property and equipment .........  (1,171,699)   (2,434,539)         --
      Accumulated depreciation .......    (438,096)     (877,536)         --
      Undeveloped land ...............        --            --      (1,532,073)
      Deferred loan costs ............     (52,200)       (7,838)         --
      Other assets ...................     (11,516)         --            --
      Assessment district obligation..        --            --      (3,066,388)
      Property taxes in default ......        --            --        (394,392)
      Long-term debt .................  (1,950,478)         --            --
      Other liabilities ..............     (26,462)         --            --


14. Liquidity:

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has a working capital deficiency, and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on either refinancing or selling certain real estate assets, obtaining additional investors in its subsidiary, Penley Sports, or increases in the sales volume of Penley Sports. The consolidated financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

15. Quarterly financial data (unaudited):

   The following summarizes the condensed quarterly financial information for the Company:

                                                            QUARTERS ENDED 2002
                                        ---------------------------------------------------------
                                        September 30    December 31      March 31       June 30
                                         -----------    -----------    -----------    -----------
      Revenue .........................  $   971,111    $ 1,011,713    $ 1,498,258    $ 1,597,763
      Total costs and expenses ........    1,629,124      1,553,194      1,895,099      2,083,797
      Other income & expense, net .....      (49,705)        (8,626)       (11,853)       141,146
      Income (loss) before
        extraordinary items ...........     (707,718)      (550,107)      (408,694)      (344,888)
      Extraordinary loss ..............         --             --             --         (167,521)
      Net loss ........................     (707,718)      (550,107)      (408,694)      (512,409)
      Basic and diluted net income
       (loss) per common share from:
              Continuing operations ...         (.03)          (.02)          (.01)          (.01)
              Net income (loss) .......         (.03)          (.02)          (.01)          (.02)

                                                           QUARTERS ENDED 2001
                                        ---------------------------------------------------------
                                        September 30    December 31       March 31      June 30
                                         -----------    -----------    -----------    -----------
      Revenue .........................  $ 1,143,386    $ 1,123,479    $ 1,099,100    $ 1,126,771
      Total costs and expenses ........    2,043,891      2,110,485      2,087,440      1,694,116
      Gain on sale ....................         --        3,246,970           --        5,544,743
      Other income & expense, net .....     (158,222)      (150,023)       (42,575)       (82,053)
      Minority interest ...............         --             --             --       (1,312,410)
      Income (loss) before
        extraordinary items ...........   (1,058,727)     2,109,941     (1,030,915)     3,582,935
      Extraordinary loss ..............         --             --             --         (200,722)
      Net income (loss) ...............   (1,058,727)     2,109,941     (1,030,915)     3,382,213
      Basic and diluted net income
       (loss) per common share from:
              Continuing operations ...         (.04)           .08           (.04)           .13
              Net income (loss) .......         (.04)           .08           (.04)           .12

   Certain 2001 amounts have been reclassified to conform to the presentation used in these financial statements.

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of March 31, 2002 and 2001, and the related statements of income and partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2002. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                                  KPMG LLP

San Diego, California
May 31, 2002

                                    UCV, L.P.
                       (a California Limited Partnership)
                    BALANCE SHEETS - MARCH 31, 2002 and 2001




                                     ASSETS

                                                    2002            2001
                                                ------------    ------------

Property and equipment (Note 3):
     Land ...................................   $  1,289,565    $  1,289,565
     Buildings ..............................      5,189,188       5,189,188
     Equipment ..............................        541,009         533,585
                                                ------------    ------------
                                                   7,019,762       7,012,338
     Less accumulated depreciation ..........     (5,703,620)     (5,689,221)
                                                ------------    ------------
                                                   1,316,142       1,323,117

Cash ........................................        513,513         726,041
Restricted cash (Note 3) ....................      1,021,008         807,031
Accounts receivable .........................         30,678          12,110
Prepaid expenses ............................         34,634          97,323
Redevelopment planning costs ................      1,592,338       1,237,621
Deferred loan costs, less accumulated
  amortization of $69,837 in 2002
  and $60,254 in 2001 .......................      1,132,729         905,511
                                                ------------    ------------
                                                $  5,641,042    $  5,108,754
                                                ============    ============





            LIABILITIES AND PARTNERS' DEFICIT


Long-term debt (Note 3) .....................   $ 38,000,000    $ 33,000,000
Accounts payable ............................        264,403          91,804
Accrued interest ............................           --           155,533
Other accrued expenses ......................         34,708          23,817
Tenants' security deposits ..................        213,262         208,533
                                                ------------    ------------
                                                  38,512,373      33,479,687

Partners' deficit ...........................    (32,871,331)    (28,370,933)
                                                ------------    ------------
                                                $  5,641,042    $  5,108,754
                                                ============    ============


                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                   STATEMENTS OF INCOME AND PARTNERS' DEFICIT
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000




                                                   2002            2001            2000
                                              ------------    ------------    ------------
Revenues:
    Apartment rentals .....................   $  5,206,822    $  4,903,939    $  4,650,709
    Other rental related ..................        198,896         180,718         173,092
                                              ------------    ------------    ------------
                                                 5,405,718       5,084,657       4,823,801
                                              ------------    ------------    ------------

Costs and expenses:
    Operating .............................      1,227,883       1,243,651       1,299,381
    General and administrative ............        307,882         238,152         236,045
    Management fees, related party (Note 2)        136,445         129,102         122,194
                                              ------------    ------------    ------------
                                                 1,672,210       1,610,905       1,657,620
                                              ------------    ------------    ------------
Income before depreciation, interest
    and other expense .....................      3,733,508       3,473,752       3,166,181


    Depreciation ..........................        (14,399)        (18,875)        (26,336)
    Other expense .........................           --           (20,000)           --
    Interest and amortization of loan costs     (3,503,644)     (2,796,924)     (2,264,888)
                                              ------------    ------------    ------------

Income before extraordinary loss ..........        215,465         637,953         874,957

Extraordinary loss from the early
    extinguishment of debt ................       (335,042)       (401,444)           --
                                              ------------    ------------    ------------
Net income (loss) .........................       (119,577)        236,509         874,957


Partners' deficit, beginning of year ......    (28,370,933)    (26,617,542)    (22,954,999)

Cash distributed to partners ..............     (4,380,821)     (1,989,900)     (4,537,500)
                                              ------------    ------------    ------------
Partners' deficit, end of year ............   $(32,871,331)   $(28,370,933)   $(26,617,542)
                                              ============    ============    ============













                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                             2002            2001            2000
                                                         ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss) ................................   $   (119,577)   $    236,509    $    874,957
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation .................................         14,399          18,875          26,336
        Amortization of deferred loan costs ..........        679,668         204,837         159,819
        Extraordinary loss from extinguishment of debt        335,042         401,444            --
        Other ........................................           --            20,000            --
    Changes in assets and liabilities:
        Increase in restricted cash ..................        (38,137)        (57,478)        (46,861)
        (Increase) decrease in accounts receivable ...        (18,568)             57           1,810
        (Increase) decrease in prepaid expenses ......         62,689          11,876          (4,533)
        Increase (decrease) in accounts payable
         and other accrued expenses ..................        183,490         (71,467)          6,035
        Increase (decrease) in accrued interest ......       (155,533)        (52,520)         57,359
        Other ........................................          4,729          12,999          15,825
                                                         ------------    ------------    ------------
    Net cash provided by operating activities ........        948,202         725,132       1,090,747
                                                         ------------    ------------    ------------
Net cash from investing activities:
    Additions to redevelopment planning costs ........       (354,717)       (406,467)       (498,041)
    Additions to property and equipment ..............         (7,424)         (3,760)        (16,965)
                                                         ------------    ------------    ------------
    Net cash used by investing activities ............       (362,141)       (410,227)       (515,006)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
    Principal payments on long-term debt .............           --          (560,803)           --
    Extinguishment of long-term debt .................    (33,000,000)    (28,478,687)           --
    Costs related to early extinguishment
      of long-term debt ..............................           --          (295,260)           --
    Proceeds from long term debt .....................     38,000,000      33,000,000       4,039,490
    Refund of restricted cash held by lender .........        903,531         161,907            --
    Funding of restricted cash from loan proceeds ....     (1,079,371)       (754,040)           --
    Loan costs .......................................     (1,241,928)       (965,765)       (122,914)
    Cash distributed to partners .....................     (4,380,821)     (1,989,900)     (4,537,500)
                                                         ------------    ------------    ------------
    Net cash provided (used) by financing activities .       (798,589)        117,452        (620,924)
                                                         ------------    ------------    ------------

Net increase (decrease) in cash ......................       (212,528)        432,357         (45,183)

Cash, beginning of year ..............................        726,041         293,684         338,867
                                                         ------------    ------------    ------------
Cash, end of year ....................................   $    513,513    $    726,041    $    293,684
                                                         ============    ============    ============
Supplemental cash flow information:
    Interest paid ....................................   $  2,979,509    $  2,644,607    $  2,047,710
                                                         ============    ============    ============


                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (a California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

1.  Organization and Summary of Significant Accounting Policies:

   (a)Organization- Effective June 1, 1994 the form of organization was changed from a joint venture to a limited partnership and the name of the entity was changed from University City Village to UCV, L.P., a California limited partnership (the Partnership). The Partnership conducts business as University City Village.

   (b)Leasing arrangements- The Partnership leases apartments under operating leases that are substantially all on a month-to-month basis. The apartment operations are the Partnership's only business segment. Rental revenues are recognized when earned.

   (c)Property and equipment and depreciation- Property and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the property and equipment (33 years for real property and 3-10 years for equipment). The depreciable basis of the property and equipment for tax purposes is essentially the same as the financial statement basis.

   (d)Income taxes- For income tax purposes, any profit or loss from operations is includable in the income tax returns of the partners and, therefore, a provision for income taxes is not required in the accompanying financial statements.

   (e)Redevelopment planning costs- The Partnership capitalizes engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project.

   (f)Deferred loan costs- Costs incurred in obtaining financing are amortized using the straight-line method over the term of the related loan.

   (g)Fair  value  of  financial   instruments  -  The  following   methods  and
      assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

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

   (h)Derivative Financial Instruments- The Partnership adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001. As a result of refinancing the Partnership's long-term debt, the new loan agreement requires the Partnership to maintain an interest rate cap (the
      Cap) on the notional principal amount of the debt. The Partnership uses this derivative financial instrument to effectively manage the interest rate risk of its variable rate note payable. Accounting for any gains or losses resulting from changes in the market value of the derivative depend upon the use of the derivative and whether it qualifies for hedge accounting.

      The instrument was negotiated with a high credit quality counterparty, therefore, the risk of nonperformance by the counterparty is considered to be negligible. See additional information regarding derivative financial instruments in Note 4.


   (i)Use of estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles general accepted in the United States of America. Actual results could differ from these estimates.

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

   (j)Valuation impairment-Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets.

2.  Related party transactions:

      An affiliate of a partner provides management services for an unspecified term to the Partnership and is paid a fee equal to 2-1/2 percent of gross revenues, as defined.

      In July 1998 the Partnership entered into development services agreements with two affiliates of a partner. The agreements are cancelable on 30 days notice and relate to planning for redevelopment of the apartments. During the years ended March 31, 2002, 2001 and 2000, the affiliate was paid $96,000 each year for these development services.

      The Partnership paid a $50,000 fee to Harold S. Elkan (Elkan) for his personal guarantee of certain provisions of the Partnership's long-term debt (see Note 3). Elkan is the President and, indirectly, the controlling shareholder of Sports Arenas, Inc., which is the parent company of one of the partners in UCV.

3.  Long-term debt:
                                                  2002          2001
                                              -----------   -----------
    Payable  in  monthly  installments  of
       interest  only  based on a rate of
       8-1/2% per annum. Paid March 2002  .   $      --     $33,000,000

    Payable in monthly installments of
       interest (5.4% as of March 31, 2002)
       based on a variable rate of interest
       equal to LIBOR plus 3 percentage
       points plus principal based on a 30
       year amortization schedule. Balance
       due April 1, 2003  .................    36,000,000          --

    Payable in monthly  installments of
       interest only based on a fixed rate
       of 12-1/2% interest. Balance due
       April 1, 2003  .....................     2,000,000          --
                                              -----------   -----------
    Total .................................   $38,000,000   $33,000,000
                                              ===========   ===========

      On March 8, 2002, UCV refinanced its $33,000,000 note payable with two loans totaling $38,000,000. Each of the loans mature April 1, 2003 and provides for a six month extension upon meeting certain financial criteria. The first deed of trust is $36,000,000 and provides for monthly payments equal to interest plus principal based on a 30 year amortization schedule. Interest is based on an annual interest rate of 300 basis points above the greater of the 30-Day LIBOR rate or 2.4 percent, adjusted monthly. The current monthly payment of principal and interest is $202,151 based on a 5.4% annual interest rate. The loan may be repaid in full at any time subject to a fee of one percent if paid within the first six months and .75 percent thereafter. UCV paid a $48,500 fee to cap the base rate of LIBOR at 4 percent, which effectively caps the maximum interest rate charged at 7 percent over the term. This note is collateralized by UCV's land, buildings and leases. The Partnership is required to make monthly payments of approximately $29,358 to a property tax and insurance impound account and $15,803 to a replacement reserve account maintained by the lender. Additionally, $787,198 was deducted from the loan proceeds and is being held by the lender as funds to be used for estimates of deferred maintenance. This amount is included in Restricted Cash in the balance sheet as of March 31, 2002.

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

      The proceeds of the new loans, after extinguishing the $33,000,000 note payable were utilized to: pay loan costs of $1,178,044 and pay distributions to the partners of $3,400,000 in March 2002. The refinancing resulted in charges of $335,042 related to the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as an extraordinary loss from extinguishment of debt in the financial statements of UCV in its fourth quarter ending March 31, 2002.

      On March 8, 2001, the Partnership paid its then existing $28,478,687 note payable with the proceeds from a $33,000,000 loan due August 2002. The new loan provided for monthly payments of interest only at a variable rate of interest equal to LIBOR (not less than 6 percent) plus 2-1/2 percentage points. UCV paid a $30,000 fee to cap LIBOR at 6 percent. The note payable was collateralized by the land, buildings, leases and security deposits. The refinancing resulted in charges of $401,444 related to the prepayment penalty of $295,260 and $106,184 of the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as an extraordinary loss from extinguishment of debt in the financial statements.


4.  Interest Rate Cap:

      The Partnership adopted SFAS 133 on January 1, 2001. Due to the extensive documentation and administration requirements of SFAS 133, the Partnership's derivative instruments does not currently qualify for hedge accounting treatment. Although the Partnership's Caps as of March 31, 2002 and 2001 were designed as a cash flow hedge, the Partnership cannot adopt hedge accounting treatment, until all required documentation is completed and hedging criteria is met. Since SFAS 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, the Partnership accounted for the Caps in this manner. As of March 31, 2001 the Partnership recorded a loss of $20,000 in other expense in the income statement for the change in the value of the Cap since inception of the transaction on March 8, 2001 and charged the balance as part of the costs charged to the extraordinary loss from extinguishment of debt in March 2002. The Partnership has estimated that there has been no material change in the value of the Cap purchased March 8, 2002.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        (Registrant)                  SPORTS ARENAS, INC.


        By (Signature and Title)     /s/ Harold S. Elkan
                                     ------------------------------------
                                     Harold S. Elkan, President & Director


        DATE:                        October 11, 2002
                                     ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                            TITLE                  DATE
-----------------------  ----------------------------------- ------------------



/s/ Steven R. Whitman     Chief Financial Officer, Director,  October 11, 2002
---------------------     and Principal Accounting Officer    ------------------
Steven R. Whitman



/s/ Robert A. MacNamara         Director                      October 11, 2002
-----------------------                                       ------------------
Robert A. MacNamara



/s/ Patrick D. Reiley           Director                      October 11, 2002
---------------------                                         ------------------
Patrick D. Reiley

                                 CERTIFICATIONS


I, Harold S. Elkan, President and Chief Executive Officer and Director of Sports Arenas, Inc., certify that:

   1. I have reviewed this annual report on Form 10-K of Sports Arenas, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

Date: October 11, 2002

                            /s/ Harold S. Elkan
                            ----------------------
                            Harold S. Elkan, President, Chief Executive
                            Officer and Director (Principal Executive Officer)



I, Steven R. Whitman, Chief Financial Officer (Principal Accounting and Financial Officer), Secretary, and Director of Sports Arenas, Inc., certify that:

   1. I have reviewed this annual report on Form 10-K of Sports Arenas, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

Date: October 11, 2002

                          /s/ Steven R. Whitman
                          ---------------------
                          Steven R. Whitman, Chief Financial Officer
                             (Principal Accounting and Financial
                              Officer), Secretary, and Director

                               INDEX TO EXHIBITS

   Exhibit
      No     Exhibit Description
   ------ -----------------------------------------------------------------
     3.1  Certificate of Incorporation dated September 30, 1957

     3.2  By-Laws of the Company

     3.3  Amendment to Certificate of Incorporation dated May 9, 1972

     3.4  Amendment to Certificate of Incorporation dated February 21, 1987

     10.1 Lease Agreement dated as of April 5, 1994 between the Company and DP Partnership

     10.2 First Amendment to Lease Agreement dated as of November 1, 1996 between the Company and DP Partnership

     10.3 Second Amendment to Lease Agreement dated as of November 28, 1998 between the Company and DP Partnership

     10.4 Third Amendment to Lease Agreement dated as of December 18, 1998 between the Company and DP Partnership

     10.5 Fourth Amendment to Lease Agreement dated as of January 19, 1999 between the Company and DP Partnership

     10.6 Fifth Amendment to Lease Agreement dated as of February 29, 1999 between the Company and DP Partnership

     10.7 Sixth Amendment to Lease Agreement dated as of March 29, 1999 between the Company and DP Partnership

     10.8 Agreement of Limited Partnership for UCV, L.P. dated June 1, 1994

     10.9 First Amendment to Agreement of Limited Partnership for UCV, L.P. dated February 27, 2001

     10.10Agreement of Limited Partnership for Vail Ranch Limited Partnership dated April 1, 1994

     10.11Amendment  to Limited  Partnership  Agreement  for Vail Ranch  Limited
          Partnership dated January 25, 1996

     10.12Agreement of Limited  Partnership  for Old Vail  Partners,  L.P. dated
          September 23, 1994

     10.13Lease  Agreement  dated February 17, 2000 between the Company and H.G.
          Fenton Company

     10.14 Agreement for Sale of Office Building dated October 23, 2000

     10.15Agreement  for Sale of Bowling  Center Real Estate  dated  October 23,
          2000

     10.16 Agreement for Sale of Undeveloped Land dated January 11, 2001

     21.1 Subsidiaries of Registrant

                                                                   EXHIBIT 21.1
                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                           SUBSIDIARIES OF REGISTRANT

     State of
  Incorporation    Subsidiary
  -------------   --------------------------------------------

     New York      Cabrillo Lanes, Inc.

     Delaware      Downtown Properties, Inc.

    California         Old Vail Partners, a California general
                           partnership (50% general partner)

    California     Downtown Properties Development Corp.

      Nevada       UCVNV, Inc.

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