Form 10-Q
period 2002-09-30
SPORTS ARENAS INC
filed 2002-11-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 2002 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

        Unaudited Balance Sheets as of September 30, 2002
           and June 30, 2002 .........................................   1-2

        Unaudited Statements of Operations for the Three Months Ended
                September 30, 2002 and 2001 ..........................    3

        Unaudited Statements of Cash Flows for the Three Months Ended
                September 30, 2002 and 2001...........................    4

        Notes to Financial Statements.................................   5-6


Item 2.- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   7-10

Item 3.- Quantitative and Qualitative Disclosures about Market Risk...    10

Item 4.- Controls and Procedures .....................................    11

Part II - Other Information...........................................    11

Signatures............................................................    12

Officer Certifications ...............................................   13-14

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                    September 30,   June 30,
                                                         2002         2002
                                                     -----------  -----------


Current assets:
   Cash and cash equivalents ........................$    53,014  $    39,345
   Receivables ......................................    370,555      444,996
   Inventories ......................................    778,954      792,690
   Prepaid expenses .................................    111,746       38,706
                                                     -----------  -----------
      Total current assets ..........................  1,314,269    1,315,737
                                                     -----------  -----------

Receivables due after one year:
   Note receivable- affiliate, net ..................       --           --
                                                     -----------  -----------

Property and equipment, at cost:
   Equipment and leasehold improvements .............  2,345,406    2,345,406
      Less accumulated depreciation and amortization  (1,367,144)  (1,314,680)
                                                     -----------  -----------
       Net property and equipment ...................    978,262    1,030,726
                                                     -----------  -----------

Other assets:
   Intangible assets, net ...........................     27,963       37,284
   Investments ......................................    432,657      423,657
   Other ............................................     95,999       95,999
                                                     -----------  -----------
                                                         556,619      556,940
                                                     -----------  -----------

                                                     $ 2,849,150  $ 2,903,403
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                  (Unaudited)


                                                    September 30,   June 30,
                                                         2002         2002
                                                     -----------  -----------

Current liabilities:
   Notes payable-short term .........................$   725,631  $   445,000
   Current portion of long-term debt ................      5,000        8,000
   Accounts payable .................................  1,100,474      963,402
   Accrued payroll and related expenses .............    262,332      215,093
   Accrued interest .................................     29,223      276,735
   Other liabilities ................................    121,457       92,803
                                                     -----------  -----------
      Total current liabilities .....................  2,244,117    2,001,033
                                                     -----------  -----------

Long-term debt, excluding current portion ...........      5,935        5,456
                                                     -----------  -----------

Distributions received in excess of basis
  in investment ..................................... 18,226,081   18,008,401
                                                     -----------  -----------

Other liabilities ...................................    204,000      192,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........    802,677      802,677
                                                     -----------  -----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .........................    272,500      272,500
   Additional paid-in capital .......................  1,730,049    1,730,049
   Accumulated deficit ..............................(18,344,717) (17,817,221)
                                                     -----------  -----------
                                                     (16,342,168) (15,814,672)
   Less note receivable from shareholder ............ (2,291,492)  (2,291,492)
                                                     -----------  -----------

     Total shareholders' deficit ....................(18,633,660) (18,106,164)
                                                     -----------  -----------

Commitments and contingencies (Note 6)

                                                     $ 2,849,150  $ 2,903,403
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                         2002         2001
                                                     -----------  -----------
Revenues:
   Bowling ..........................................$   357,603  $   383,821
   Rental ...........................................     17,976       58,859
   Golf .............................................    635,074      444,223
   Other ............................................     41,828       38,139
   Other-related party ..............................     48,224       46,069
                                                     -----------  -----------
                                                       1,100,705      971,111
                                                     -----------  -----------
Costs and expenses:
   Bowling ..........................................    342,765      346,919
   Rental ...........................................     18,700       58,710
   Golf .............................................    646,261      499,069
   Selling, general, and administrative .............    576,753      652,763
   Depreciation and amortization ....................     65,819       71,663
                                                     -----------  -----------
                                                       1,650,298    1,629,124
                                                     -----------  -----------

Loss from operations ................................   (549,593)    (658,013)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................      9,070        6,771
     Other ..........................................       --          1,807
   Interest expense and amortization of finance costs    (33,648)     (24,982)
   Equity in income (loss) of investees .............     46,675      (33,301)
                                                     -----------  -----------
                                                          22,097      (49,705)
                                                     -----------  -----------


Net loss ............................................$  (527,496) $  (707,718)
                                                     ===========  ===========


Basic and diluted net loss per common share
 (based on 27,250,000 weighted average
 common shares outstanding) .........................   $(0.02)      $(0.03)
                                                        =======      =======









     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                         2002         2001
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss ..........................................$  (527,496) $  (707,718)
  Adjustments to reconcile net loss to the net
   cash used by operating activities:
      Depreciation and amortization .................     65,819       71,663
      Equity in (income) loss of investees ..........    (46,675)      33,301
      Deferred income ...............................     12,000       12,000
    Changes in assets and liabilities:
      Decrease in receivables .......................     74,441      111,992
      Decrease in inventories .......................     13,736       21,006
      Increase in prepaid expenses ..................    (73,040)     (18,838)
      Increase (decrease) in accounts payable .......    137,072      (68,124)
      Increase in accrued expenses ..................    109,012       75,787
      Other .........................................      9,321        9,321
                                                     -----------  -----------
        Net cash used by operating activities .......   (225,810)    (459,610)
                                                     -----------  -----------

Cash flows from investing activities:
   Distribution to holders of minority interest .....       --        (25,000)
   Distributions from investees .....................    242,000      145,500
                                                     -----------  -----------
        Net cash provided by investing activities ...    242,000      120,500
                                                     -----------  -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt ...     (2,521)     (12,760)
                                                     -----------  -----------
       Net cash used by financing activities ........     (2,521)     (12,760)
                                                     -----------  -----------

Net increase (decrease) in cash and
   cash equivalents .................................     13,669     (351,870)
Cash and cash equivalents, beginning of period ......     39,345      515,204
                                                     -----------  -----------

Cash and cash equivalents, end of period ............$    53,014  $   163,334
                                                     ===========  ===========

Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of principal payments on short-term
    debt to accrued interest ........................$   280,631  $      --
                                                     ===========  ===========


     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2002 AND 2001 (Unaudited)

1. The information furnished reflects all adjustments of a recurring nature which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

2. Due to the seasonal fluctuations of the bowling and golf club shaft manufacturing operations, the financial results for the interim periods ended September 30, 2002 and 2001, are not necessarily indicative of operations for the entire year.

3. Investments:

   (a) Investments consist of the following:
                                                    September 30,   June 30,
                                                         2002        2002
                                                     -----------  -----------
     Vail Ranch Limited Partnership
       (equity method) ..............................$   432,657  $   423,657
                                                     ===========  ===========
     Investment in UCV, L.P. classified
      as liability- Distributions received
      in excess of basis in investment ..............$18,226,081  $18,008,401
                                                     ===========  ===========

      The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                           2002        2001
                                         --------    --------
        UCV, L.P. ....................   $ 37,675    $ 19,699
        Vail Ranch Limited Partnership      9,000     (53,000)
                                         --------    --------
                                         $ 46,675    $(33,301)
                                         ========    ========

      The following is a summary of distributions received from investees:
                                           2002        2001
                                         --------    --------
        UCV, L.P. ....................   $242,000    $145,500
        Vail Ranch Limited Partnership       --          --
                                         --------    --------
                                         $242,000    $145,500
                                         ========    ========

   (b) Investment in UCV, L.P.

      The operating  results of this investment are included in the accompanying
      consolidated   condensed   statements   of   operations   based  upon  the
      partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the three-month periods ended June 30, 2002 and 2001 are as follows:
                                           2002        2001
                                       ----------  ----------
        Revenues ..................... $1,376,000  $1,329,000
        Operating and general and
          administrative costs .......    461,000     418,000
        Depreciation .................      3,000       3,000
        Interest expense .............    836,000     868,000
        Net income ...................     76,000      40,000

4. Contingencies:

   The Company is involved in various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters will have a material adverse effect on the Company's financial position.

5. Business segment information:

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

   The following is summarized information about the Company's operations by business segment.


                                                 Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2002:
--------------------------------------
Revenues .......................   $   357,603    $    17,976   $      --      $   635,074    $    90,052    $ 1,100,705
Depreciation and amortization...         6,099         13,355          --           41,757          4,608         65,819
Interest expense ...............          --             --            --             --           33,648         33,648
Equity in income of investees ..          --           37,675         9,000           --             --           46,675
Segment profit (loss) ..........       (74,522)        23,596         9,000       (371,872)      (122,768)      (536,566)
Investment income ..............                                                                                   9,070
Loss from operations ...........                                                                                (527,496)

THREE MONTHS ENDED SEPTEMBER 30, 2001:
--------------------------------------
Revenues .......................   $   383,821    $    58,859   $      --      $   444,223    $    84,208    $   971,111
Depreciation and amortization...         2,490         13,829          --           42,774         12,570         71,663
Interest expense ...............          --             --            --             --           24,982         24,982
Equity in income of investees ..          --           19,699       (53,000)          --             --          (33,301)
Segment profit (loss) ..........       (53,573)         6,019       (58,000)      (465,254)      (145,488)      (716,296)
Investment income ..............                                                                                   8,578
Loss from operations ...........                                                                                (707,718)

6. Impact of Adopting SFAS No. 142, Goodwill and Other Intangible Assets

     The Company does not have goodwill or intangible assets that have indefinite useful lives recorded on the accompanying consolidated condensed balance sheets. The Company only maintains intangible assets that have finite useful lives which are amortized over their useful lives.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS:
            -----------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The independent auditors' report dated September 23, 2002 included in our June 30, 2002 Annual Report on Form 10-K contained the following explanatory paragraph:

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

Management estimates negative cash flow of $500,000 to $700,000 in total for the remaining three quarters of the year ending June 30, 2003 from operating activities after deducting capital expenditures and principal payments on notes payable and adding estimated distributions from UCV.

The short-term loan from the Company's partner in UCV is due on demand. The Company is exploring selling its partner a portion of the Company's interest in UCV in satisfaction of the remaining loan obligations. At this point management is unable to assess the likelihood a transaction will be consummated.

Vail Ranch Limited Partners is negotiating the sale of its partnership interest in Temecula Creek Partners to its other partner in Temecula Creek. The Company estimates that its share of the proceeds from this sale to be approximately $550,0000 to $650,000. The Company is obligated to pay approximately one-half of these proceeds to its minority partner.

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

The Company has a working capital deficit of $929,848 at September 30, 2002, which is a $244,552 increase from the working capital deficit of $685,296 at June 30, 2002. The increase in working capital deficit is primarily attributable to the cash used by operating activities for the three months ended September 30, 2002. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                      2002          2001        Change
                                  ----------    ----------    ----------
    Bowling ...................   $  (68,000)   $  (51,000)   $  (17,000)
    Rental ....................       (1,000)         --          (1,000)
    Golf ......................     (331,000)     (423,000)       92,000
    Development ...............         --          (5,000)        5,000
    General corporate expense
      and other ...............      (97,000)     (112,000)       15,000
                                  ----------    ----------    ----------
    Cash used by continuing
      operations ..............     (497,000)     (591,000)       94,000
    Capital expenditures, net
      of financing ............         --            --            --
    Principal payments on
      long-term debt ..........       (3,000)      (13,000)       10,000
                                  ----------    ----------    ----------
    Cash used .................     (500,000)     (604,000)      104,000
                                  ==========    ==========    ==========
    Distributions received from
      investees ...............      242,000       146,000        96,000
                                  ==========    ==========    ==========

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the quarter ended September 30, 2002 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------
In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will only have an effect on the Company's financial statements to the extent future exit or disposal activities relevant to SFAS No. 146 occur.


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

                              RESULTS OF OPERATIONS
                              ---------------------
The following is a summary of the changes in the results of operations of the three-month period ended September 30, 2002 to the same period in 2001 and a discussion of the significant changes:

                                                      Rental     Real Estate               Unallocated
                                         Bowling     Operation   Development     Golf       And Other      Totals
                                        ---------    ---------    ---------    ---------    ---------    ---------
    Revenues ........................   $ (26,218)   $ (40,883)   $    --      $ 190,851    $   5,844      129,594
    Costs ...........................      (4,154)     (40,010)        --        147,192         --        103,028
    SG&A-direct .....................      (3,515)        --           --        (49,706)     (22,789)     (76,010)
    SG&A-allocated ..................      (1,209)        --         (5,000)       1,000        5,209         --
    Depreciation and amortization ...       3,609         (474)        --         (1,017)      (7,962)      (5,844)
    Interest expense ................        --           --           --           --          8,666        8,666
    Equity in investees .............        --         17,976       62,000         --           --         79,976
    Segment profit (loss) ...........     (20,949)      17,577       67,000       93,382       22,720      179,730
    Investment income ...............                                                                          492
    Net loss  .......................                                                                      180,222

BOWLING OPERATIONS:
-------------------

Bowl revenues decreased by 7% primarily due to a 14% decrease in the number of games bowled. This decrease was almost identical for both open and league play. This decrease was offset by a 9% increase in the average price of games bowled.

RENTAL OPERATIONS:
------------------
This  segment  includes  the  equity in income  of the  operation  of a 542 unit
apartment   project  (UCV),  a  subleasehold   interest  in  land  underlying  a
condominium project (PS Sublease) (which was sold in March 2002), and the sublease of a portion of the Penley factory. The following is a summary of the changes in operations:
                                             2002 vs. 2001
                                  --------------------------------------
                                  PS Sublease      Other        Combined
                                  ----------    ----------    ----------
    Revenues ..................   $  (41,459)    $     576     $ (40,883)
    Costs .....................      (40,710)          700       (40,010)
    SG&A-allocated ............         --            --            --
    Depreciation and
       amortization ...........         (474)         --            (474)
    Interest expense ..........         --            --            --
    Equity in income of UCV ...         --          17,976        17,976
    Segment profit (loss) .....         (275)       17,852        17,577

The primary reason for the decline in rental revenues and costs related to the sale of the PS Sublease in March 2002.

The equity in income of UCV increased by $18,000 in 2002 primarily due to a decrease in interest expense related to the lower interest rate applicable to the refinancing in March 2002. The following is a summary of the changes in the operations of UCV, LP in 2002 compared to the prior period:

      Revenues ..............................   $  47,000
      Costs .................................      43,000
      Depreciation ..........................        --
      Interest and amortization of loan costs     (32,000)
      Net income ............................      36,000

Rental income of UCV increased primarily due to a 6% increase in the average rental rate. This increase was partially offset by an increase in the vacancy for the period from 1.4 percent to 2.9 percent.

REAL ESTATE DEVELOPMENT OPERATIONS:
-----------------------------------
The increase in the equity in income of Vail Ranch Limited Partners (VRLP), relates to the increase in the income from the operation of the partially completed shopping center for which the first store commenced operations in July 2000 and is now reaching a level of stabilzed operations after being leased up.

GOLF OPERATIONS:
----------------

Golf revenues increased in 2002 due to increases in sales to small golf club manufacturers and golf equipment distributors. The following is a breakdown of the percentage of sales by customer category:

                                    2002  2001
                                    ----  ----
     Golf equipment distributors .   35%   23%
     Small golf club manufacturers   28%   16%
     Golf shops ..................   29%   48%
     Other .......................    8%   13%

Operating expenses of the golf segment consisted of the following in 2002 and 2001:
                                     2002          2001        Decrease
                                  ----------    ----------    ----------
    Costs of sales and
       manufacturing overhead .   $  598,000    $  440,000    $  158,000
    Research and development ..       48,000        59,000       (11,000)
                                  ----------    ----------    ----------
       Total golf costs .......      646,000       499,000       147,000
                                  ==========    ==========    ==========
    Marketing and promotion ...      178,000       266,000       (88,000)
    Administrative costs- direct      79,000        41,000        38,000
                                  ----------    ----------    ----------
      Total SG&A-direct .......      257,000       307,000       (50,000)
                                  ==========    ==========    ==========

Total golf costs increased in 2002 primarily due to the cost of goods sold and other manufacturing overhead (primarily payroll) associated with increased sales. Marketing and promotion expenses decreased primarily due to the Company not renewing the contract with its marketing consultant in May 2002 ($43,000 decrease). Marketing and promotion otherwise decreased due to a decrease in the tour program expenses that resulted from staffing the program with one person instead of two. Administrative expenses increased primarily due to $23,000 increase in bad debt expense.


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

                           2003       2004       Total       Fair Value
                       ----------   -------    ----------    ----------
                                                                 (1)
Fixed rate debt ..     $    5,000   $ 6,000    $   11,000    $   11,000
Weighted average
   interest rate .         13.6%       13.6%       13.6%

Variable rate debt     $  726,000      --      $  726,000    $  726,000
Weighted average
   interest rate .          5.8%        --          5.8%

The amounts for 2003 relate to the nine months ending June 30, 2003.

   (1)The fair value of fixed-rate debt and variable-rate debt were estimated based on the current rates offered for fixed-rate debt and variable-rate debt with similar risks and maturities.

The variable rate debt includes a $726,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2003.

The Company's unconsolidated subsidiary, UCV, has two notes payable which mature April 1, 2003 as a result of a refinancing in March 2002. The first loan is variable rate debt of $36,000,000 for which the interest rate was 5.4 percent as of June 30, 2002. However, there is a floor of 5.4% established by the lender and a cap purchased by UCV which effectively caps the maximum rate on this loan at 7%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $36,000,000. The estimated fair value of this debt is $36,000,000 based on the current rates offered for this type of loan with similar risks and maturities. The second loan of $2,000,000 is fixed rate debt at 12.5%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $2,000,000. The estimated fair value of this debt is $2,000,000 based on the current rates offered for this type of loan with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------
We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-4(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures,

Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls:

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.



                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings

         As of September 30, 2002, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2002.


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


      Date:   November 14, 2002
            --------------------



      By:/s/ Steven R. Whitman
         ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



      Date: November 14, 2002
           ------------------

                                 CERTIFICATIONS

I, Harold S. Elkan, certify that:

1.   I have reviewed this quarterly report on Form I0-Q of Sports Arenas, Inc.;

2. Bared on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002     By:/s/ Harold S. Elkan
      -----------------        ---------------------
                                   Harold S. Elkan
                                    President and Chief Executive Officer

I, Steven R. Whitman, certify that:

1.   I have reviewed this quarterly report on Form I0-Q of Sports Arenas, Inc.;

2. Bared on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002         By:/s/ Steven R. Whitman
                                   ---------------------
                                       Steven R. Whitman
                                        Chief Financial Officer