Form 10-Q
period 2002-12-31
SPORTS ARENAS INC
filed 2003-02-13
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2002

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of January 31, 2003 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2002

                                      INDEX



Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Unaudited Balance Sheets as of December 31, 2002
             and June 30, 2002 ........................................   1-2

      Unaudited Statements of Operations for the Three Months Ended
             December 31, 2002 and 2001 ...............................    3

      Unaudited Statements of Operations for the Six Months Ended
             December 31, 2002 and 2001 ...............................    4

      Unaudited Statements of Cash Flows for the Six Months Ended
             December 31, 2002 and 2001 ...............................    5

      Notes to Financial Statements ...................................   6-8


Item 2.- Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................   9-12

Item 3.- Quantitative and Qualitative Disclosures about Market Risk ...    13

Item 4.- Controls and Procedures .....................................     13

Part II - Other Information...........................................     14

Signatures............................................................     15

Officer Certifications ...............................................    16-17

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                    December 31,   June 30,
                                                         2002         2002
                                                     -----------  -----------


Current assets:
   Cash and cash equivalents ........................$     8,632  $    39,345
   Receivables ......................................    330,375      444,996
   Inventories ......................................    729,805      792,690
   Prepaid expenses .................................     87,942       38,706
                                                     -----------  -----------
      Total current assets ..........................  1,156,754    1,315,737
                                                     -----------  -----------

Receivables due after one year:
   Note receivable- affiliate, net ..................       --           --
                                                     -----------  -----------

Property and equipment, at cost:
   Equipment and leasehold improvements .............  2,349,716    2,345,406
      Less accumulated depreciation and amortization  (1,419,608)  (1,314,680)
                                                     -----------  -----------
       Net property and equipment ...................    930,108    1,030,726
                                                     -----------  -----------

Other assets:
   Intangible assets, net ...........................     18,642       37,284
   Investments ......................................    423,657      423,657
   Other ............................................     95,999       95,999
                                                     -----------  -----------
                                                         538,298      556,940
                                                     -----------  -----------

                                                     $ 2,625,160  $ 2,903,403
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                  (Unaudited)


                                                    December 31,   June 30,
                                                         2002         2002
                                                     -----------  -----------

Current liabilities:
   Notes payable-short term .........................$   725,631  $   445,000
   Current portion of long-term debt ................      7,000        8,000
   Accounts payable .................................  1,152,645      963,402
   Accrued payroll and related expenses .............    264,498      215,093
   Accrued interest .................................     40,730      276,735
   Other liabilities ................................     98,722       92,803
                                                     -----------  -----------
      Total current liabilities .....................  2,289,226    2,001,033
                                                     -----------  -----------

Long-term debt, excluding current portion ...........      2,277        5,456
                                                     -----------  -----------

Distributions received in excess of basis
  in investment ..................................... 18,374,342   18,008,401
                                                     -----------  -----------

Other liabilities ...................................    216,000      192,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........    802,677      802,677
                                                     -----------  -----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .........................    272,500      272,500
   Additional paid-in capital .......................  1,730,049    1,730,049
   Accumulated deficit ..............................(18,770,419) (17,817,221)
                                                     -----------  -----------
                                                     (16,767,870) (15,814,672)
   Less note receivable from shareholder ............ (2,291,492)  (2,291,492)
                                                     -----------  -----------

     Total shareholders' deficit ....................(19,059,362) (18,106,164)
                                                     -----------  -----------

Commitments and contingencies (Note 4)

                                                     $ 2,625,160  $ 2,903,403
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                  (Unaudited)

                                                          2002        2001
                                                      ----------- -----------
Revenues:
   Bowling                                            $  394,945  $  445,947
   Rental                                                 22,311      58,539
   Golf                                                  496,677     343,276
   Other                                                 114,224     117,636
   Other-related party                                    48,645      46,315
                                                      ----------- -----------
                                                       1,076,802   1,011,713
                                                      ----------- -----------
Costs and expenses:
   Bowling                                               332,799     319,376
   Rental                                                 18,700      57,207
   Golf                                                  498,880     407,133
   Selling, general, and administrative                  612,840     656,374
   Depreciation and amortization                          65,819      71,189
   Impairment loss on deferred lease costs                  --        41,915
                                                      ----------- -----------
                                                       1,529,038   1,553,194
                                                      ----------- -----------

Loss from operations                                    (452,236)   (541,481)
                                                      ----------- -----------

Other income (charges):
   Investment income-related party                         7,214       9,457
   Interest expense                                      (11,874)    (23,103)
   Equity in income of investees                          31,194       5,020
                                                      ----------- -----------
                                                          26,534      (8,626)
                                                      ----------- -----------

Net income (loss)                                     $ (425,702) $ (550,107)
                                                      =========== ===========


Basic and diluted net income (loss) per
  common share (based on 27,250,000 weighted
  average common shares outstanding)                    $(0.02)     $(0.02)
                                                        =======     =======








     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                  (Unaudited)

                                                          2002          2001
                                                      -----------   ----------
Revenues:
   Bowling                                            $  752,548    $  829,768
   Rental                                                 40,287       117,398
   Golf                                                1,131,751       787,499
   Other                                                 156,052       155,775
   Other-related party                                    96,869        92,384
                                                      -----------   ----------
                                                       2,177,507     1,982,824
                                                      -----------   ----------
Costs and expenses:
   Bowling                                               675,564       666,295
   Rental                                                 37,400       115,917
   Golf                                                1,145,141       906,202
   Selling, general, and administrative                1,189,593     1,309,137
   Depreciation and amortization                         131,638       142,852
   Impairment loss on deferred lease costs                  --          41,915
                                                      -----------   ----------
                                                       3,179,336     3,182,318
                                                      -----------   ----------

Loss from operations                                  (1,001,829)   (1,199,494)
                                                      -----------   ----------

Other income (charges):
   Investment income:
     Related party                                        16,284        16,228
     Other                                                  --           1,807
   Interest expense                                      (45,522)      (48,085)
   Equity in income (loss) of investees                   77,869       (28,281)
                                                      -----------   ----------
                                                          48,631       (58,331)
                                                      -----------   ----------


Net income (loss)                                    $  (953,198)  $(1,257,825)
                                                      ===========   ==========


Basic and diluted net income (loss) per
  common share (based on 27,250,000 weighted
  average common shares outstanding)                    $(0.03)       $(0.05)
                                                        =======       =======



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                  (Unaudited)

                                                          2001          2001
                                                      ------------   -----------
Cash flows from operating activities:
  Net income (loss)                                   $  (953,198)  $(1,257,825)
  Adjustments to reconcile net income (loss) to
    the net cash used by operating activities:
      Depreciation and amortization                       131,638       142,852
      Equity in (income) loss of investees                (77,869)       28,281
      Deferred income                                      24,000        24,000
      Impairment loss on deferred lease costs                --          41,915

    Changes in assets and liabilities:
      Decrease in receivables                             114,621       145,446
      Decrease in inventories                              62,885        63,407
     (Increase) decrease in prepaid expenses              (49,236)      (25,734)
      Increase (decrease) in accounts payable             189,243       (40,889)
      Increase in accrued expenses                         99,950       105,546
      Other                                                18,642        18,642
                                                       -----------   -----------
        Net cash used by operating activities            (439,324)     (754,359)
                                                       -----------   -----------

Cash flows from investing activities:
   Capital expenditures                                    (4,310)         --
   Distribution to holder of minority interest               --         (25,000)
   Distributions from investees                           417,100       150,820
                                                       -----------   -----------
    Net cash provided by investing activities             412,790       125,820
                                                       -----------   -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt          (4,179)      (19,221)
   Proceeds from short-term notes payable                    --         150,000
                                                       -----------   -----------
    Net cash provided by (used) financing activities       (4,179)      130,779
                                                       -----------   -----------

Net increase (decrease) in cash and cash equivalents      (30,713)     (497,760)
Cash and cash equivalents, beginning of year               39,345       515,204
                                                       -----------   -----------
Cash and cash equivalents, end of year                 $    8,632    $   17,444
                                                       ===========   ===========

Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of principal payments on short-term
    debt to accrued interest ........................  $  280,631    $      --
                                                       ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

1. The information furnished reflects all adjustments of a recurring nature which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods.

     Revenue recognition:
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collectibility is probable. All of these conditions are typically met at the time the Company ships products to its customers.

2. Due to the seasonal fluctuations of the bowling and golf club shaft manufacturing operations, the financial results for the interim periods ended December 31, 2002 and 2001, are not necessarily indicative of operations for the entire year.

3. Investments:
   (a) Investments consist of the following:
                                                     December 31,   June 30,
                                                         2002         2002
                                                     -----------  -----------
     Vail Ranch Limited Partnership
       (equity method) ..............................$   423,657  $   423,657
                                                     ===========  ===========
     Investment in UCV, L.P. classified
      as liability- Distributions received
      in excess of basis in investment ..............$18,374,342  $18,008,401
                                                     ===========  ===========

      The following is a summary of the equity in income (loss) of the investments accounted for by the equity method for the six-month periods ended December 31:
                                           2002         2001
                                         --------    --------
        UCV, L.P. ....................   $ 77,869    $ 44,719
        Vail Ranch Limited Partnership       --       (73,000)
                                         --------    --------
                                         $ 77,869    $(28,281)
                                         ========    ========

     The following is a summary of distributions received from investees for the six-month periods ended December 31,:
                                           2002        2001
                                         --------    --------
        UCV, L.P. ....................   $417,100    $150,820
        Vail Ranch Limited Partnership       --          --
                                         --------    --------
                                         $417,100    $150,820
                                         ========    ========

   (b) Investment in UCV, L.P.

      The operating  results of this investment are included in the accompanying
      consolidated   condensed   statements   of   operations   based  upon  the
      partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the six and three-month periods ended September 30, 2001 and 2000 are as follows:
                                        Six Months            Three Months
                                 ---------------------- ---------------------
                                     2002       2001       2002        2001
                                 ----------  ---------- ---------- ----------
        Revenues                 $2,818,000  $2,683,000 $1,442,000 $1,354,000
        Operating and general
          and administrative
          costs                     978,000     841,000    517,000    423,000
        Depreciation                  6,000       7,000      3,000      4,000
        Interest expense          1,678,000   1,745,000    842,000    877,000
        Net income                  156,000      90,000     80,000     50,000

      As disclosed in the annual financial statements for the year ended June 30, 2002, the Company performs management services and development services for UCV pursuant to separate agreements with UCV. The Company believes that the terms of these agreements are no less favorable to the Company or UCV than could be obtained with an independent third party.

4. Contingencies

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

6. Liquidity

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

7. Business segment information

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

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
SIX MONTHS ENDED DECEMBER 31, 2002:
--------------------------------------
Revenues .......................   $   752,548    $    40,287   $      --       $ 1,131,751    $   252,921    $ 2,177,507
Depreciation and amortization...        12,198         26,710          --            83,514          9,216        131,638
Interest expense ...............          --             --            --              --           45,522         45,522
Equity in income (loss)
  of investees .................          --           77,869          --              --             --           77,869
Impairment loss ................          --             --            --              --             --             --
Segment profit (loss) ..........      (108,269)        54,046          --          (797,913)      (117,346)      (969,482)
Investment income ..............                                                                                   16,284
Net loss.. .....................                                                                                 (953,198)

SIX MONTHS ENDED DECEMBER 31, 2001:
--------------------------------------
Revenues .......................   $   829,768    $   117,398   $      --       $   787,499    $   248,159    $ 1,982,824
Depreciation and amortization...         4,980         27,184          --            85,548         25,140        142,852
Interest expense ...............          --            1,662          --              --           46,423         48,085
Equity in income (loss)
  of investees .................          --           44,719       (73,000)           --             --          (28,281)
Impairment loss ................          --           41,915          --              --             --           41,915
Segment profit (loss) ..........       (14,386)       (24,561)      (77,000)       (975,581)      (184,332)    (1,275,860)
Investment income ..............                                                                                   18,035
Net loss.. .....................                                                                               (1,257,825)

THREE MONTHS ENDED DECEMBER 31, 2002:
--------------------------------------
Revenues .......................   $   394,945    $    22,311   $      --      $   496,677    $   162,869    $ 1,076,802
Depreciation and amortization...         6,099         13,355          --           41,757          4,608         65,819
Interest expense ...............          --             --            --             --           11,874         11,874
Equity in income (loss)
  of investees .................          --           40,194       (9,000)           --             --           31,194
Impairment loss.................          --             --            --             --             --             --
Segment profit (loss) ..........       (33,747)        30,450       (9,000)       (426,041)         5,422       (432,916)
Investment income ..............                                                                                   7,214
Net loss........................                                                                                (425,702)

THREE MONTHS ENDED DECEMBER 31, 2001:
--------------------------------------
Revenues .......................   $   445,947    $    58,539   $      --      $   343,276    $   163,951    $ 1,011,713
Depreciation and amortization...         2,490         13,355          --           42,774         12,570         71,189
Interest expense ...............          --            1,662          --             --           21,441         23,103
Equity in income (loss)
  of investees .................          --           25,020       (20,000)          --             --            5,020
Impairment loss.................          --           41,915          --             --             --           41,915
Segment profit (loss) ..........        39,187        (30,580)      (19,000)      (510,327)       (38,844)      (559,564)
Investment income ..............                                                                                   9,457
Net loss........................                                                                                (550,107)

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

Management estimates negative cash flow of $200,000 to $400,000 in total for the remaining two quarters of the year ending June 30, 2003 from operating activities after deducting capital expenditures and principal payments on notes payable and adding estimated distributions from UCV.

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

The Company has a working capital deficit of $1,132,472 at December 30, 2002, which is a $447,176 increase from the working capital deficit of $685,296 at June 30, 2002. The increase in working capital deficit is primarily attributable to the cash used by operating activities for the six months ended December 31, 2002. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                      2002          2001        Change
                                  ----------    ----------    ----------
    Bowling ...................   $  (96,000)   $   (9,000)   $  (87,000)
    Rental ....................        3,000          --           3,000
    Golf ......................     (715,000)     (891,000)      176,000
    Development ...............         --          (4,000)        4,000
    General corporate expense
      and other ...............      (68,000)     (117,000)       49,000
                                  ----------    ----------    ----------
    Cash used by continuing
      operations ..............     (876,000)   (1,021,000)      145,000
    Capital expenditures, net
      of financing ............       (4,000)         --          (4,000)
    Principal payments on
      long-term debt ..........       (4,000)      (19,000)       15,000
                                  ----------    ----------    ----------
    Cash used .................     (884,000)   (1,040,000)      156,000
                                  ==========    ==========    ==========
    Distributions received from
      investees ...............      417,000       151,000       266,000
                                  ==========    ==========    ==========

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the three and six month periods ended December 31, 2002 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets.
                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

In June of 2002, the FASB issued SFAS No. 146; Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will only have an effect on the Company's financial statements to the extent future exit or disposal activities relevant to SFAS No. 146 occur.

In October 2002, the FASB issued SFAS No. 147; Acquisitions of Certain Financial Institutions. This Statement is not relevant to the Companys operations and will not have an impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148; Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company does not have stock-based compensation and this statement will not currently have an impact on the Company's financial statements.

In December 2002, the FASB issued Financial Interpretation No. 45 (FIN 45); Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantors to determine and recognize the fair value of a guarantee at the issuance date. In addition, FIN 45 contains detailed disclosure requirements. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not guarantee debt of others and does not expect FIN 45 to have an impact on the Company's financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46); Consolidation of Variable Interest Entities (VIE). The FASB has transformed its exposure draft on accounting for special purpose entities into this interpretation on variable interest entities. FIN 46 provides new guidance on consolidation of controlled entities, irrespective of voting interests. Most of the requirements under FIN 46 are effective for new VIE's created after January 30, 2003. The Company is still in the process of determining the accounting and financial statement impact of FIN 46.


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

                              Results of Operations
                              ---------------------
The following is a summary of the changes in the results of operations of the six and three-month periods ended December 31, 2002 compared to the same period in 2001 and a discussion of the significant changes:

                                  SIX MONTHS ENDED DECEMBER 31, 2002 VERSUS 2001
                                  ----------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ----------   ---------    ---------
 Revenues .......................   $ (77,220)  $   (77,111)  $     --     $  344,252   $   4,762    $  194,683
 Costs ..........................       9,269       (78,517)        --        238,939        --         169,691
 SG&A-direct ....................        (684)         --           --        (76,321)    (42,539)     (119,544)
 SG&A-allocated .................         860          --         (4,000)       6,000      (2,860)         --
 Depreciation and amortization ..       7,218          (474)        --         (2,034)    (15,924)      (11,214)
 Impairment loss ................        --         (41,915)        --           --          --         (41,915)
 Interest expense ...............        --          (1,662)        --           --          (901)       (2,563)
 Equity in investees ............        --          33,150       73,000         --           --        106,150
 Segment profit (loss) ..........     (93,883)       78,607       77,000      177,668      66,986       306,378
 Investment income ..............                                                                        (1,751)
 Income from operations ..........                                                                      304,627

                                THREE MONTHS ENDED DECEMBER 31, 2002 VERSUS 2001
                                ------------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $ (51,002)  $  (36,228)   $    --      $ 153,401   $   (1,082)   $    65,089
 Costs ..........................      13,423      (38,507)        --         91,747         --           66,663
 SG&A-direct ....................       2,831         --           --        (26,615)     (19,750)       (43,534)
 SG&A-allocated .................       2,069         --          1,000        5,000       (8,069)           --
 Depreciation and amortization ..       3,609         --           --         (1,017)      (7,962)        (5,370)
 Impairment loss ................        --        (41,915)        --           --           --          (41,915)
 Interest expense ...............        --         (1,662)        --           --         (9,567)       (11,229)
 Equity in investees ............        --         15,174       11,000         --           --           26,174
 Gain on sale ...................        --           --           --           --           --             --
 Segment profit (loss) ..........     (72,934)      61,030       10,000       84,286       44,266        126,648
 Investment income ..............                                                                         (2,243)
 Income from operations .........                                                                        124,405

BOWLING OPERATIONS:
-------------------
Bowl revenues decreased by 9% and 11% in the six and three month periods, respectively, primarily due related declines in the number of games bowled. Both open play and league play decreased by the same percentages. There were no material changes in bowl costs or selling, general and administrative costs related to the bowling center.

RENTAL OPERATIONS:
------------------
This segment includes the equity in income of the operation of a 542 unit apartment project (UCV), a subleasehold interest in land underlying a condominium project (PS Sublease) (which was sold in March 2002), and the sublease of a portion of the Penley factory. The following is a summary of the changes in operations:

                         Six Month Period                 Three Month Period
                  -----------------------------       ------------------------------
                  PS Sublease     Other    Combined    PS Sublease  Other     Combined
                  -----------    -------  ----------   ----------  -------  ----------
 Revenues             (82,598)     5,487     (77,111)     (41,139)   4,911     (36,228)
 Costs                (79,917)     1,400     (78,517)     (39,207)     700     (38,507)
 SG&A-allocated          --         --          --           --       --          --
 Depreciation and
  amortization           (474)      --          (474)        --       --          --
 Impairment loss      (41,915)      --       (41,915)     (41,915)    --       (41,915)
 Interest expense      (1,662)      --        (1,662)      (1,662)    --        (1,662)
 Equity in income
    of UCV               --       33,150      33,150         --     15,174      15,174
 Segment profit
  (loss)               41,370     37,237      78,607       41,645   19,385      61,030

The primary reason for the decline in rental revenues and costs related to the sale of the PS Sublease in March 2002.

The equity in income of UCV increased in the six and three month periods primarily due to decreases in interest expense related to the lower interest rate obtained in the refincing in March 2002. Rental revenues increased in each period primarily due to an 6% increase in the average rental rate for each period, which was partially offset by increases in the vacancy rate from 1.2% to 2.1% for the six month period and from 1.07% to 1.32% for the three month period. Costs increased in each period primarily due to increases in insurance costs and maintenance and repairs. The following is a summary of the changes in the operations of UCV, LP in the six and three months periods of 2001 compared to the prior period:
                                   Six Months  Three Months
                                   ----------  ------------
     Revenues                      $ 135,000      $ 88,000
     Costs                           137,000        94,000
     Depreciation                     (1,000)      ( 1,000)
     Interest and  amortization
      of loan costs                  (67,000)      (35,000)
     Net income                       66,000        30,000

REAL ESTATE DEVELOPMENT OPERATIONS:
----------------------------------
The increase in the equity in income of Vail Ranch Limited Partners (VRLP), relates to the increase in the income from the operation of the partially completed shopping center for which the first store commenced operations in July 2000 and is now reaching a level of stabilzed operations after being leased up.

GOLF OPERATIONS:
----------------
Golf revenues increased in 2002 due to increases in sales to small golf club manufacturers and golf equipment distributors. The following is a breakdown of the percentage of increases in sales by customer category:
                                     Six       Three
                                    Months     Months
                                     ----       ----
     Golf equipment distributors .    133%      158%
     Golf club manufacturers .....    102%       63%
     Golf shops ..................   ( 14%)    ( 13%)
     Other .......................   ( 46%)     348%


Operating expenses of the golf segment consisted of the following in 2002 and 2001:

                                       Six Months            Three Months
                                 ---------------------  --------------------
                                    2002        2001       2002       2001
                                 ----------  ---------  ---------  ---------
     Costs of goods sold and
        manufacturing overhead   $1,048,000  $ 792,000  $ 450,000  $ 352,000
     Research & development          97,000    114,000     49,000     55,000
                                 ----------  ---------  ---------  ---------
         Total golf costs         1,145,000    906,000    499,000    407,000
                                 ==========  =========  =========  =========
     Marketing & promotion          442,000    581,000    264,000    315,000
     Administrative-direct          135,000     72,000     56,000     32,000
                                 ----------  ---------  ---------  ---------
          Total SG&A-direct         577,000    653,000    320,000    347,000
                                 ==========  =========  =========  =========
     Allocated corporate costs      124,000    118,000     62,000     57,000
                                 ==========  =========  =========  =========

Total golf costs increased in 2002 primarily due to the cost of goods sold and other manufacturing overhead (primarily payroll) associated with increased sales. Marketing and promotion expenses decreased primarily due to the Company not renewing the contract with its marketing consultant in May 2002. Marketing and promotion otherwise decreased due to a decrease in the tour program expenses that resulted from staffing the program with one person instead of two. Administrative expenses increased primarily due to increases in bad debt expense of $45,000 and $22,000 in the six and three month periods, respectively.

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

                           2003       2004       Total       Fair Value
                       ----------   -------    ----------    ----------
                                                                 (1)
Fixed rate debt ..     $    6,000   $ 3,000    $    9,000    $    9,000
Weighted average
   interest rate .         13.6%      13.6%        13.6%

Variable rate debt     $  726,000      --      $  726,000    $  726,000
Weighted average
   interest rate .          5.3%        --          5.3%

The amounts for 2003 relate to the six months ending June 30, 2003.

   (1)The fair value of fixed-rate debt and variable-rate debt were estimated based on the current rates offered for fixed-rate debt and variable-rate debt with similar risks and maturities.

The variable rate debt includes a $726,000 short term note payable that is due on demand, which for purposes of this calculation has been treated as though paid during the year ending June 30, 2003.

The Company's unconsolidated subsidiary, UCV, has two notes payable which mature April 1, 2003 as a result of a refinancing in March 2002. The first loan is variable rate debt of $36,000,000 for which the interest rate was 5.4 percent as of December 31, 2002. However, there is a floor of 5.4% established by the lender and a cap purchased by UCV which effectively caps the maximum rate on this loan at 7%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $36,000,000. The estimated fair value of this debt is $36,000,000 based on the current rates offered for this type of loan with similar risks and maturities. The second loan of $2,000,000 is fixed rate debt at 12.5%. The scheduled principal payments for UCV's fiscal years ending March 31 2003 is $2,000,000. The estimated fair value of this debt is $2,000,000 based on the current rates offered for this type of loan with similar risks and maturities.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings
-------------------------
        As of December 31, 2002, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2002.


ITEM 2. Changes in Securities
-----------------------------
          NONE


ITEM 3. Defaults upon Senior Securities
---------------------------------------
          N/A


ITEM 4. Submission of Matters to a Vote of Security Holder
----------------------------------------------------------
        On December 23, 2002 the Company held its annual shareholder meeting in which the following item was voted upon:
                                           Tabulation of Votes
                                     ---------------------------------
                                         For       Against     Abstain
                                     ----------    -------    --------
         Election of Directors:
            Harold S. Elkan          23,668,148       0        48,761
            Steven R. Whitman        23,692,091       0        24,818
            Patrick D. Reiley        23,690,893       0        26,016
            James E. Crowley         23,692,643       0        24,266
            Robert A. MacNamara      23,690,643       0        26,266


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


     Date:   February 12, 2003
             -----------------



     By:/s/ Steven R. Whitman
            --------------------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: February 12, 2003
           -----------------

                                 CERTIFICATIONS

I, Harold S. Elkan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Sports Arenas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 12, 2003     By:/s/ Harold S. Elkan
      -----------------        ---------------------
                                   Harold S. Elkan
                                    President and Chief Executive Officer

I, Steven R. Whitman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Sports Arenas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 12, 2003         By:/s/ Steven R. Whitman
                                   ---------------------
                                       Steven R. Whitman
                                        Chief Financial Officer