Form 10-Q
period 2003-03-31
SPORTS ARENAS INC
filed 2003-05-15
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No X
                                      ---      ---

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of April 30, 2003 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED MARCH 31, 2003

                                      INDEX



Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Unaudited Balance Sheets as of March 31, 2003
             and June 30, 2002 ........................................   1-2

      Unaudited Statements of Operations for the Three Months Ended
             March 31, 2003 and 2002 ..................................    3

      Unaudited Statements of Operations for the Nine Months Ended
             March 31, 2003 and 2002 ..................................    4

      Unaudited Statements of Cash Flows for the Nine Months Ended
             March 31, 2003 and 2002 ..................................    5

      Notes to Financial Statements ...................................   6-8


Item 2.- Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................   9-12

Item 3.- Quantitative and Qualitative Disclosures about Market Risk ...    13

Item 4.- Controls and Procedures .....................................     13

Part II - Other Information...........................................     14

Signatures............................................................     15

Officer Certifications ...............................................    16-17

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                       March 31,    June 30,
                                                         2003         2002
                                                     -----------  -----------


Current assets:
   Cash and cash equivalents ........................$   185,349  $    39,345
   Receivables ......................................    449,727      444,996
   Inventories ......................................    633,086      792,690
   Prepaid expenses .................................     61,830       38,706
                                                     -----------  -----------
      Total current assets ..........................  1,329,992    1,315,737
                                                     -----------  -----------

Receivables due after one year:
   Note receivable- affiliate, net ..................       --           --
                                                     -----------  -----------

Property and equipment, at cost:
   Equipment and leasehold improvements .............  2,349,716    2,345,406
    Less accumulated depreciation and amortization .. (1,472,072)  (1,314,680)
                                                     -----------  -----------
       Net property and equipment ...................    877,644    1,030,726
                                                     -----------  -----------

Other assets:
   Intangible assets, net ...........................      9,321       37,284
   Investments ......................................     67,000      423,657
   Other ............................................     95,999       95,999
                                                     -----------  -----------
                                                         172,320      556,940
                                                     -----------  -----------

                                                     $ 2,379,956  $ 2,903,403
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                  (Unaudited)


                                                       March 31,    June 30,
                                                         2003         2002
                                                     -----------  -----------

Current liabilities:
   Notes payable-short term .........................$   340,587  $   445,000
   Current portion of long-term debt ................      7,553        8,000
   Accounts payable .................................    594,850      963,402
   Accrued payroll and related expenses .............    310,130      215,093
   Accrued interest .................................      6,837      276,735
   Other liabilities ................................    146,537       92,803
                                                     -----------  -----------
      Total current liabilities .....................  1,406,494    2,001,033
                                                     -----------  -----------

Long-term debt, excluding current portion ...........       --          5,456
                                                     -----------  -----------

Distributions received in excess of basis
  in investment ..................................... 19,469,090   18,008,401
                                                     -----------  -----------

Other liabilities ...................................    228,000      192,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........    431,839      802,677
                                                     -----------  -----------


Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .........................    272,500      272,500
   Additional paid-in capital .......................  1,730,049    1,730,049
   Accumulated deficit ..............................(18,866,524) (17,817,221)
                                                     -----------  -----------
                                                     (16,863,975) (15,814,672)
   Less note receivable from shareholder ............ (2,291,492)  (2,291,492)
                                                     -----------  -----------

     Total shareholders' deficit ....................(19,155,467) (18,106,164)
                                                     -----------  -----------

Commitments and contingencies (Note 4)

                                                     $ 2,379,956  $ 2,903,403
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                                          2003        2002
                                                      ----------- -----------
Revenues:
   Bowling                                            $  444,556  $  516,454
   Rental                                                 19,335      54,860
   Golf                                                  841,552     741,226
   Other                                                   8,103     139,059
   Other-related party                                    49,360      46,659
                                                      ----------- -----------
                                                       1,362,906   1,498,258
                                                      ----------- -----------
Costs and expenses:
   Bowling                                               318,451     362,329
   Rental                                                 18,800      54,841
   Golf                                                  654,047     722,769
   Selling, general, and administrative                  662,307     680,971
   Depreciation and amortization                          65,819      71,189
   Impairment loss                                        88,881       3,000
                                                      ----------- -----------
                                                       1,808,305   1,895,099
                                                      ----------- -----------

Loss from operations                                    (445,399)   (396,841)
                                                      ----------- -----------

Other income (charges):
   Investment income-related party                         7,946        (257)
   Interest expense                                      (10,659)    (26,325)
   Equity in income of investees                         352,007      14,729
                                                      ----------- -----------
                                                         349,294     (11,853)
                                                      ----------- -----------

Net loss                                              $  (96,105) $ (408,694)
                                                      =========== ===========


Basic and diluted net loss per
  common share (based on 27,250,000 weighted
  average common shares outstanding)                    $(0.00)     $(0.01)
                                                        =======     =======








     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                                          2003          2002
                                                      -----------   ----------
Revenues:
   Bowling                                            $1,197,104    $1,346,222
   Rental                                                 59,622       172,258
   Golf                                                1,973,303     1,528,725
   Other                                                 164,155       294,834
   Other-related party                                   146,229       139,043
                                                      -----------   ----------
                                                       3,540,413     3,481,082
                                                      -----------   ----------
Costs and expenses:
   Bowling                                               994,015     1,028,624
   Rental                                                 56,200       170,758
   Golf                                                1,799,188     1,628,971
   Selling, general, and administrative                1,851,900     1,990,108
   Depreciation and amortization                         197,457       214,041
   Impairment loss                                        88,881        44,915
                                                      -----------   ----------
                                                       4,987,641     5,077,417
                                                      -----------   ----------

Loss from operations                                  (1,447,228)   (1,596,335)
                                                      -----------   ----------

Other income (charges):
   Investment income:
     Related party                                        24,230        15,971
     Other                                                  --           1,807
   Interest expense                                      (56,181)      (74,410)
   Equity in income (loss) of investees                  429,876       (13,552)
                                                      -----------   ----------
                                                         397,925       (70,184)
                                                      -----------   ----------


Net loss                                             $(1,049,303)  $(1,666,519)
                                                     ===========    ==========


Basic and diluted net loss per
  common share (based on 27,250,000 weighted
  average common shares outstanding)                    $(0.04)       $(0.06)
                                                        =======       =======



     See accompanying notes to consolidated condensed financial statements.

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                                          2003          2002
                                                      ------------   -----------
Cash flows from operating activities:
  Net loss                                            $(1,049,303)  $(1,666,519)
  Adjustments to reconcile net loss to
    the net cash used in operating activities:
      Depreciation and amortization                       197,457       214,041
      Equity in (income) loss of investees               (429,876)       13,552
      Deferred income                                      36,000        36,000
      Impairment loss                                      88,881        44,915
    Changes in assets and liabilities:
      Increase in receivables                              (4,731)      (91,476)
     (Increase) decrease in inventories                   159,604       (96,287)
     (Increase) decrease in prepaid expenses              (23,124)       25,751
      Increase (decrease) in accounts payable            (368,552)       11,006
      Increase in accrued expenses                        159,504        87,865
      Other                                                27,963        58,263
                                                       -----------   -----------
        Net cash used in operating activities          (1,206,177)   (1,362,889)
                                                       -----------   -----------

Cash flows from investing activities:
   Capital expenditures                                    (4,310)         --
   Proceeds from assignments of subleasehold
     interest                                                --          30,700
   Distribution to holder of minority interest           (370,838)      (25,000)
   Distributions from investees                         2,118,276     1,805,820
                                                       -----------   -----------
    Net cash provided by investing activities           1,743,128     1,811,520
                                                       -----------   -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt          (5,903)      (25,851)
   Proceeds from short-term notes payable                  75,000       450,000
   Payments on short-term notes payable                  (460,044)   (1,255,000)
                                                       -----------   -----------
    Net cash used in financing activities                (390,947)     (830,851)
                                                       -----------   -----------

Net increase (decrease) in cash and cash equivalents      146,004      (382,220)
Cash and cash equivalents, beginning of period             39,345       515,204
                                                       -----------   -----------
Cash and cash equivalents, end of period               $  185,349    $  132,984
                                                       ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..........  $   41,153    $   10,956
                                                       ===========   ===========
Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of principal payments on short-term
    debt to accrued interest ........................  $  280,631    $      --
                                                       ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

1. The information furnished reflects all adjustments of a recurring nature which management believes are necessary to a fair statement of the Company's financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on form 10-K on November 14, 2002 for the year ended June 30, 2002.

     Revenue recognition:
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collectibility is probable. All of these conditions are typically met at the time the Company ships products to its customers.

2. Due to the seasonal fluctuations of the bowling and golf club shaft manufacturing operations, the financial results for the interim periods ended March 31, 2003 and 2002, are not necessarily indicative of operations for the entire year.

3. Investments:
   (a) Investments consist of the following:
                                                       March 31,    June 30,
                                                         2003         2002
                                                     -----------  -----------
     Vail Ranch Limited Partnership
       (equity method) ..............................$    67,000  $   423,657
                                                     ===========  ===========
     Investment in UCV, L.P. classified
      as liability- Distributions received
      in excess of basis in investment ..............$19,469,090  $18,008,401
                                                     ===========  ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method for the nine-month periods ended March 31:
                                           2003         2002
                                         --------    --------
        UCV, L.P. ....................   $104,876    $ 79,448
        Vail Ranch Limited Partnership    325,000     (93,000)
                                         --------    --------
                                         $429,876    $(13,552)
                                         ========    ========

     The following is a summary of distributions received from investees for the nine-month periods ended March 31,:
                                             2003         2002
                                         ----------    ----------
        UCV, L.P. ....................   $1,525,500    $1,805,820
        Vail Ranch Limited Partnership      592,776          --
                                         ----------    ----------
                                         $2,118,276    $1,805,820
                                         ==========    ==========

   (b) Investment in UCV, L.P.
      The operating  results of this investment are included in the accompanying
      consolidated   condensed   statements   of   operations   based  upon  the
      partnership's fiscal year (March 31). Summarized information from UCV, L.P.'s (UCV) unaudited statements of income for the nine and three-month periods ended December 31, 2002 and 2001 are as follows:
                                       Nine Months            Three Months
                                 ---------------------- ---------------------
                                     2003       2002       2003        2002
                                 ----------  ---------- ---------- ----------
        Revenues                 $4,248,000  $4,048,000 $1,430,000 $1,365,000
        Operating and general
          and administrative
          costs                   1,509,000   1,255,000    531,000    414,000
        Depreciation                  9,000      13,000      3,000      6,000
        Interest expense          2,520,000   2,621,000    842,000    876,000
        Net income                  210,000     159,000     54,000     69,000

     As disclosed in the annual financial statements for the year ended June 30, 2002, the Company performs management services and development services for UCV pursuant to separate agreements with UCV. The Company believes that the terms of these agreements are no less favorable to the Company or UCV than could be obtained with an independent third party.

     On April 1, 2003, UCV sold the University City Village Apartments for $58,400,000 in cash. After deducting selling expenses ($2,314,000), paying mortgage loans ($38,000,000), and the refund of lender impounds ($1,340,000), the net sale proceeds to UCV was approximately $19,156,000 and UCV's gain from sale was approximately $52,737,000. UCV is planning on distributing a cumulative amount of approximately $4,000,000 to $5,000,000 of such proceeds to the Company in partial liquidation of its partnership interest in UCV. Of this total, UCV distributed $1,000,000 to the Company from the proceeds of funds released from escrow on March 17, 2003 and distributed another $1,500,000 to the Company in April 2003. The remaining funds are expected to be reinvested by UCV in "like-kind" property to defer a portion of the income tax consequences of the sale. As part of the sales transaction, the Company earned a $350,000 sales commission that was included in UCV' selling expenses.

     The Company has been deferring one half of fees it was receiving from UCV pursuant to a development services agreement. The balance of deferred income at March 31, 2003 ($228,000) was recognized as revenue on April 1, 2003 upon the sale of the property.

   (c) Investment in Vail Ranch Limited Partners

     On February 21, 2003 Vail Ranch Limited Partners (VRLP) sold its interest in Temecula Creek LLC (TC) to its other partner in TC (ERT). The sale price consisted of $1,318,180 cash and one-half of the sale proceeds from the remaining parcel of undeveloped land owned by TC when it is sold. $100,000 of the sales proceeds are being held in an escrow until August 21, 2003 to be applied to any post closing claims ERT may have related to warranties and normal prorations in the sale contract for the TC interest. The cash proceeds to VRLP of $1,218,180 were partially offset by $225,000 of fees paid to one of the VRLP partners. The Company received a distribution of $592,776 of which $370,838 was paid to the holder of the minority interest in Old Vail Partners. VRLP recorded a $843,326 gain from the sale of the partnership interest. This gain was partially offset by VRLP's agreement to pay its general partner $225,000 of fees related to the sale of the partnership interest.

     VRLP distributed $592,776 to the Company as its share of the proceeds from the sale of the interest in TC less the fees paid to the general partner.

     The Company recorded a $88,881 impairment loss related to reducing the carrying amount of this investment to its estimated fair value, less selling costs, as of March 31, 2003.

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

6. Liquidity

     As a result of the distributions the Company has received from UCV related to the sales proceeds from the sale of the apartment project and the additional distributions it expects to receive from the sale proceeds by October 1, 2003, the Company believes it will have adequate liquid resources for at least twelve months.

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

                                                  Real Estate   Real Estate                   Unallocated
                                      Bowling        Rental     Development        Golf        And Other       Totals
                                   ------------   ------------  ------------   ------------   ------------   ------------
NINE MONTHS ENDED MARCH 31, 2003:
--------------------------------------
Revenues .......................   $ 1,197,104    $    59,622   $      --       $ 1,973,303    $   310,384    $ 3,540,413
Depreciation and amortization...        18,297         40,065          --           125,271         13,824        197,457
Interest expense ...............          --             --            --              --           56,181         56,181
Equity in income
  of investees .................          --          104,876       325,000            --             --          429,876
Impairment loss ................          --             --          88,881            --             --           88,881
Segment profit (loss) ..........       (86,296)        68,233       236,119      (1,085,857)      (205,732)    (1,073,533)
Investment income ..............                                                                                   24,230
Net loss.. .....................                                                                               (1,049,303)

NINE MONTHS ENDED MARCH 31, 2002:
--------------------------------
Revenues .......................   $ 1,346,222    $   172,258   $      --      $ 1,528,725    $   433,877    $ 3,481,082
Depreciation and amortization...         7,470         40,539          --          128,322         37,710        214,041
Interest expense ...............          --            1,662          --             --           72,748         74,410
Equity in income (loss) of
  investees ....................          --           79,448       (93,000)          --             --          (13,552)
Impairment loss.................          --           44,915          --             --             --           44,915
Segment profit (loss) ..........        47,459         (6,168)      (97,000)    (1,461,302)      (167,286)    (1,684,297)
Investment income ..............                                                                                  17,778
Net loss .......................                                                                              (1,666,519)

THREE MONTHS ENDED MARCH 31, 2003:
--------------------------------
Revenues .......................   $   444,556    $    19,335   $      --      $   841,552    $    57,463    $ 1,362,906
Depreciation and amortization...         6,099         13,355          --           41,757          4,608         65,819
Interest expense ...............          --             --            --             --           10,659         10,659
Equity in income of
 investees .....................          --           27,007       325,000           --             --          352,007
Impairment loss.................          --             --         (88,881)          --             --          (88,881)
Segment profit (loss) ..........        21,973         14,187       236,119       (287,944)       (88,386)      (104,051)
Investment income ..............                                                                                   7,946
Net loss .......................                                                                                 (96,105)

THREE MONTHS ENDED MARCH 31, 2002:
--------------------------------
Revenues .......................   $   516,454    $    54,860   $      --      $   741,226    $   185,718    $ 1,498,258
Depreciation and amortization...         2,490         13,355          --           42,774         12,570         71,189
Interest expense ...............          --             --            --             --           26,325         26,325
Equity in income (loss) of
 investees .....................          --           34,729       (20,000)          --             --           14,729
Impairment loss.................          --            3,000          --             --             --            3,000
Segment profit (loss) ..........        61,845         18,393       (20,000)      (485,721)        17,046       (408,437)
Investment income ..............                                                                                     257
Net loss .......................                                                                                (408,694)

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

On April 1, 2003 UCV sold the University City Village Apartments for $58,400,000 in cash. After deducting selling expenses ($2,314,000), paying mortgage loans ($38,000,000), and the refund of lender impounds ($1,340,000), the net sale proceeds to UCV was approximately $19,156,000 and UCV's gain from sale was approximately $52,737,000. UCV is planning on distributing a cumulative amount of approximately $4,000,000 to $5,000,000 of such proceeds to the Company in partial liquidation of its partnership interest. Of this total, UCV distributed $1,000,000 to the Company from the proceeds of funds released from escrow on March 17, 2003 and distributed another $1,500,000 to the Company in April 2003. The balance of any distributions to the Company from the sales proceeds is expected to be made by October 1, 2003. The remaining funds of UCV are expected to be reinvested by UCV in "like-kind" property to defer a portion of the income tax consequences of the sale.

In February 2003 Vail Ranch Limited Partners (VRLP) sold its interest in Temecula Creek LLC (TC) to its other partner in TC (ERT). The sale price consisted of $1,318,180 cash and one-half of the sale proceeds from the remaining parcel of undeveloped land owned by TC when it is sold. $100,000 of the sales proceeds are being held in an escrow until August 21, 2003 to be applied to any post closing claims ERT may have related to warranties and normal prorations in the sale contract for the TC interest. The cash proceeds to VRLP of $1,218,180 were partially offset by $225,000 of fees paid to one of the VRLP partners. The Company received a distribution of $592,776 of which $370,838 was paid to the holder of the minority interest in Old Vail Partners.

The lease for the Company's sole remaining bowling center expires June 30, 2003. The Company plans to close the bowling center operations by May 31, 2003 and use the remaining lease term to remove equipment and sell any items of value. The Company estimates that the liquidation value of the remaining assets of the bowling center will offset any of the costs related to the closing.

The  short-term  loan from the  Company's  partner was paid in April 2003.

Management estimates negative cash flow of $175,000 to $250,000 in total for the last quarter of the year ending June 30, 2003 from operating activities after deducting capital expenditures and principal payments on notes payable but before distributions from UCV ($1,500,000 received in April 2003).

Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. Although, there can be no assurances that Penley Sports will ever achieve profitable operations, management estimates that a combination of continued increases in the sales of Penley Sports and reduction of its operating costs will result in Penley Sports and the Company achieving a breakeven level of operations within the next twelve months. The Company believes that the $1,500,000 distribution from UCV it received in April 2003 and the additional distribution from UCV it is expecting to receive by October 1, 2003 (between $1,500,000 and $2,500,000) will provide sufficient working capital to fund operations until Penley Sports and the Company achieve a breakeven level of operations.

The Company has a working capital deficit of $76,502 at March 31, 2003, which is a $608,794 decrease from the working capital deficit of $685,296 at June 30, 2002. The decrease in working capital deficit is primarily attributable to distributions the Company received from UCV ($1,525,500) and Vail Ranch Limited Partners ($592,776). These distributions were partially offset by the cash used by operating activities for the nine months ended March 31, 2003, payments to the holder of the minority interest ($370,838) and on short term notes payable ($460,044).

 The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:
                                      2003          2002        Change
                                  ----------    ----------    ----------
    Bowling ...................   $  (68,000)   $   55,000    $ (123,000)
    Rental ....................        3,000          --           3,000
    Golf ......................     (962,000)   (1,334,000)      372,000
    Development ...............         --          (4,000)        4,000
    General corporate expense
      and other ...............     (132,000)      (76,000)      (56,000)
                                  ----------    ----------    ----------
    Cash used by continuing
      operations ..............   (1,159,000)   (1,359,000)      200,000
    Capital expenditures, net
      of financing ............       (4,000)         --          (4,000)
    Principal payments on
      long-term debt ..........       (6,000)      (26,000)       20,000
                                  ----------    ----------    ----------
    Cash used .................   (1,169,000)   (1,385,000)      216,000
                                  ==========    ==========    ==========
    Distributions received from
      investees ...............    2,118,000     1,806,000       312,000
                                  ==========    ==========    ==========


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the carrying value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the three and nine month periods ended March 31, 2003 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets, other than the adjustment described in Note 3c of Notes to the Consolidated Condensed Financial Statements.

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

In October 2002, the FASB issued SFAS No. 147; Acquisitions of Certain Financial Institutions. This Statement is not relevant to the Company's operations and will not have an impact on the Company's financial statements.

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

                              Results of Operations
                              ---------------------
The following is a summary of the changes in the results of operations for the nine and three-month periods ended March 31, 2003 compared to the same period in 2002 and a discussion of the significant changes:

                                   NINE MONTHS ENDED MARCH 31, 2003 VERSUS 2002
                                  ----------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ----------   ---------    ---------
 Revenues .......................   $(149,118)  $  (112,636)  $     --     $  444,578   $(123,493)   $   59,331
 Costs ..........................     (34,609)     (114,558)        --        170,217        --          21,050
 SG&A-direct ....................       3,493          --           --       (110,033)    (31,668)     (138,208)
 SG&A-allocated .................       4,926          --         (4,000)      12,000     (12,926)         --
 Depreciation and amortization ..      10,827          (474)        --         (3,051)    (23,886)      (16,584)
 Impairment loss ................        --         (44,915)      88,881         --          --          43,966
 Interest expense ...............        --          (1,662)        --           --       (16,567)      (18,229)
 Equity in investees ............        --          25,428      418,000         --           --        443,428
 Segment profit (loss) ..........    (133,755)       74,401      333,119      375,445     (38,446)      610,764
 Investment income ..............                                                                         6,452
 Income from operations ..........                                                                      617,216

                                 THREE MONTHS ENDED MARCH 31, 2003 VERSUS 2002
                                ------------------------------------------------
                                                   Rental    Real Estate               Unallocated
                                      Bowling     Operation  Development     Golf       And Other     Totals
                                     ---------    ---------   ---------    ---------    ---------    ---------
 Revenues .......................   $ (71,898)  $  (35,525)   $    --      $ 100,326   $ (128,255)   $  (135,352)
 Costs ..........................     (43,878)     (36,041)        --        (68,722)        --         (148,641)
 SG&A-direct ....................       4,177         --           --        (33,712)      10,871        (18,664)
 SG&A-allocated .................       4,066         --           --          6,000      (10,066)           --
 Depreciation and amortization ..       3,609         --           --         (1,017)      (7,962)        (5,370)
 Impairment loss ................        --         (3,000)       88,881        --           --           85,881
 Interest expense ...............        --           --           --           --        (15,666)       (15,666)
 Equity in investees ............        --         (7,722)      345,000        --           --          337,278
 Gain on sale ...................        --           --           --           --           --             --
 Segment profit (loss) ..........     (39,872)      (4,206)      256,119     197,777     (105,432)       304,386
 Investment income ..............                                                                          8,203
 Income from operations .........                                                                        312,589

BOWLING OPERATIONS:
-------------------

Bowl revenues decreased by 11% and 14% in the nine and three month periods, respectively, primarily due to related declines in the number of games bowled. Open play declined 15% and 21% and league play declined 10% and 6% in the nine and three month periods, respectively. These declines are likely to continue until the bowl closes its operations on May 31, 2003. Bowl costs decreased in each period primarily due to a decrease in maintenance costs on the lanes that no longer need to be performed with the bowling center closing its operations on May 31, 2003. There were no material changes in selling, general and administrative costs related to the bowling center.

RENTAL OPERATIONS:
------------------
This segment includes the equity in income of the operation of a 542 unit apartment project (UCV), a subleasehold interest in land underlying a condominium project (PS Sublease) (which was sold in March 2002), and the sublease of a portion of the Penley factory. The following is a summary of the changes in operations:

                        Nine Month Period                 Three Month Period
                  -----------------------------       ------------------------------
                  PS Sublease     Other    Combined    PS Sublease  Other     Combined
                  -----------    -------  ----------   ----------  -------  ----------
 Revenues            (119,098)     6,462    (112,636)     (36,500)     975     (35,525)
 Costs               (116,458)     1,900    (114,558)     (36,541)     500     (36,041)
 SG&A-allocated          --         --          --           --       --          --
 Depreciation and
  amortization           (474)      --          (474)        --       --          --
 Impairment loss      (44,915)      --       (44,915)      (3,000)    --        (3,000)
 Interest expense      (1,662)      --        (1,662)        --       --          --
 Equity in income
    of UCV               --       25,428      25,428         --     (7,722)     (7,722)
 Segment profit
  (loss)               44,411     29,990      74,401        3,041   (7,247)     (4,206)

The primary reason for the decline in rental revenues and costs related to the sale of the PS Sublease in March 2002.

The equity in income of UCV increased in the nine month period primarily due to decreases in interest expense related to the lower interest rate obtained in the refinancing in March 2002. The equity in income of UCV declined in the three month period primarily due to an increase in the rental costs that exceeded the increase in rental revenues. Rental revenues increased in each period primarily due to a 7% increase in the average rental rate for each period, which was partially offset by increases in the vacancy rate from 1.5% to 2.5% for the nine month period and from 2.0% to 3.2% for the three month period. Costs increased in each period primarily due to increases in insurance costs and maintenance and repairs. The following is a summary of the changes in the operations of UCV, LP in the nine and three months periods of 2002 compared to the prior period:

                                   Nine Months Three Months
                                   ----------  ------------
     Revenues                      $ 200,000      $ 65,000
     Costs                           254,000       117,000
     Depreciation                     (4,000)      ( 3,000)
     Interest and  amortization
      of loan costs                 (101,000)      (34,000)
     Net income                       51,000       (15,000)

REAL ESTATE DEVELOPMENT OPERATIONS:
----------------------------------

The  following is a summary of changes to the  operations  of Vail Ranch Limited
Partnership:
                                        Nine Months Three Months
                                        ----------  ------------
     Equity in operations of TC         $  79,000    $  (43,000)
     Gain on sale of interest in TC       843,000       843,000
     Fees related to sale of interest    (225,000)     (225,000)
     Net income                           697,000       575,000

On February 21, 2003, VRLP sold its interest in Temecula Creek LLC. As a result of the sale the Company recorded a $88,881 impairment loss related to reducing the carrying amount of this investment to the estimated fair value less selling costs as of March 31, 2003

GOLF OPERATIONS:
----------------
Golf revenues increased in 2003 due to increases in sales to small golf club manufacturers and golf equipment distributors. The following is a breakdown of the percentage of increases in sales by customer category:
                                     Nine      Three
                                    Months     Months
                                     ----       ----
     Golf equipment distributors .     81%       48%
     Golf club manufacturers .....     32%     ( 15%)
     Golf shops ..................   (  8%)       3%
     Other .......................   ( 30%)     109%

The decrease in sale to the manufacturers in the three month period relates to two customers in that placed significant start up orders with the Company in 2002 ($150,000) that are no longer doing business with the Company. This decrease was partially offset with orders from new customers that offset all but $37,000 of this decrease.

Operating expenses of the golf segment consisted of the following in 2003 and 2002:

                                      Nine Months            Three Months
                                 ---------------------  --------------------
                                    2003        2002       2003       2002
                                 ----------  ---------  ---------  ---------
     Costs of goods sold and
        manufacturing overhead   $1,654,000  $1,460,000  $ 606,000  $ 668,000
     Research & development         145,000     169,000     48,000     55,000
                                 ----------  ----------  ---------  ---------
         Total golf costs         1,799,000   1,629,000    654,000    723,000
                                 ==========  ==========  =========  =========
     Marketing & promotion          741,000     946,000    299,000    366,000
     Administrative-direct          203,000     107,000     68,000     34,000
                                 ----------  ----------  ---------  ---------
          Total SG&A-direct         944,000   1,053,000    367,000    400,000
                                 ==========  ==========  =========  =========
     Allocated corporate costs      191,000     179,000     67,000     61,000
                                 ==========  ==========  =========  =========

Total golf costs increased in the nine month period in 2003 primarily due to the cost of goods sold due to increased sales in increased production during the first six months. However, although sales were higher in the three month period in 2003, production levels were lower. This resulted in lower golf costs in the three month period in 2003. Marketing and promotion expenses decreased primarily due to the Company not renewing the contract with its marketing consultant in May 2002. Marketing and promotion otherwise decreased due to a decrease in the tour program expenses that resulted from staffing the program with one person instead of two. Administrative expenses increased primarily due to increases in bad debt expense of $64,000 and $19,000 in the nine and three month periods, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Due to the sale of the property owned by UCV on April 1, 2003 and the payment of all of the Company's short term debt in April 2003, the Company currently does not have any material market risk related to fluctuations in interest rates on fixed or variable rate debt.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1. Legal Proceedings
-------------------------

     As of March 31, 2003, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2002 except for a lawsuit filed on January 10, 2003 in the United States District Court in the Southern District of California by Masterson Marketing, Inc. (Masterson) against Penley Sports, LLC. Masterson's lawsuit claims copyright infringement, breach of contract breach of fiduciary duty, constructive fraud and conversion. Masterson is seeking damages in excess of $450,000. The Company is in the process of filing an answer to these claims. It is not possible at this time to predict the outcome of this litigation. We intend to vigorously defend against these claims.


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


ITEM 5. Other Information
-------------------------
          NONE


ITEM 6. Exhibits & Reports on Form 8-K
--------------------------------------
     (a) Exhibits:

          99.1 Pro Forma financial information related to the sale of University
               City  Village   apartments  by  UCV,   L.P.,  an   unconsolidated
               subsidiary.

     (b) Reports on Form 8-K:

          On April 15, 2003, the Company filed a Current Report on Form 8-K reporting, under Item 5 - Other Events, certain information relating to the sale of University City Village apartments by UCV, L.P., an unconsolidated subsidiary, on April 1, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SPORTS ARENAS, INC.



     By:  /s/ Harold S. Elkan
          -------------------
            Harold S. Elkan, President and Director


     Date:   May 15, 2003
             -----------------



     By:/s/ Steven R. Whitman
            --------------------------------------
           Steven R. Whitman, Treasurer,
           Principal Accounting Officer and Director



     Date: May 15, 2003
           -----------------

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

Date: May 15, 2003     By:/s/ Harold S. Elkan
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

Date: May 15, 2003         By:/s/ Steven R. Whitman
                                   ---------------------
                                       Steven R. Whitman
                                        Chief Financial Officer