Form 10-K
period 2003-06-30
SPORTS ARENAS INC
filed 2003-10-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 25, 2003 was $109,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 25, 2003 was 27,250,000.

Documents Incorporated by Reference - None.
                                      ----

                                     PART I
ITEM I.  Business
-----------------
General Development and Narrative Description of Business
---------------------------------------------------------
     Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company, primarily through its subsidiaries, owned and operated one bowling center (closed May 31, 2003), an apartment project (50% owned) (sold April 1, 2003), and a graphite golf club shaft manufacturer. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing. The Company has its principal executive office at 7415 Carroll Road, Suite C, San Diego, California. Overall, the Company and its consolidated subsidiaries have approximately 46 employees. The following is a summary of the revenues of each segment stated as a percentage of total revenues for each of the last three years:
                                      2003       2002      2001
                                      ----       ----      ----
           Bowling                     26         35        49
           Real estate operations       1          4        10
           Real estate development      -          -         -
           Golf                        55         51        34
           Other                       18         10         7

     (1) Bowling Centers - The Company's wholly owned subsidiary, Cabrillo Lanes, Inc. (the Bowl), operated one 60 lane bowling center located in San Diego, California until it was closed on May 31, 2003. The closing of the bowling center coincided with the expiration of the lease for the property in which the bowl was located. The Company had operated another 50 lane bowling center in San Diego, California until it was closed on December 21, 2000 in conjunction with the sale by the Company of the land and building. These two centers were purchased in August 1993.

     (2) Real Estate  Development - The Company,  through its subsidiaries  (see
Item 2. Properties (b) Real Estate Development for ownership), had an ownership interest in a 13 acre parcel of partially developed land in Temecula, California (Riverside County) until February 22, 2003 when the ownership interest was sold.

In September 1994, Vail Ranch Limited Partnership (VRLP) was formed as a partnership between Old Vail Partners, L.P., a California limited partnership,
(OVP), a subsidiary of the Company, and Landgrant Corporation (Landgrant) to develop a 32 acre parcel of land of which 27 acres were developable. Landgrant is not affiliated with the Company. VRLP completed construction of a community shopping center on 10 acres of land in May 1997. On January 2, 1998, VRLP sold the shopping center to New Plan Excel Realty Trust, Inc. (Excel) for $9,500,000 cash. On August 7, 1998, VRLP entered into an operating agreement (Agreement) with ERT Development Corporation (ERT), an affiliate of Excel, to form Temecula Creek, LLC, a California limited liability company (TC). TC was formed for the purpose of developing, constructing and operating the remaining 13 acres of land as part of the community shopping center in Temecula, California. VRLP contributed the 13 acres of land to TC and TC assumed the balance of the assessment district obligation payable. For purposes of maintaining capital account balances in calculating distributions, VRLP's contribution, net of the liability assumed by TC, was valued at $2,000,000. ERT contributed $1,000,000 cash which was immediately distributed by TC to VRLP. VRLP, which is the managing member, and ERT are each 50 percent members. The development plan was for a 109,910 square foot shopping center on approximately 13 acres of land. TC had completed 85,000 square feet of the shopping center. In February 2003, VRLP sold its membership interest to ERT. The sale price consisted of $1,318,180 cash and one-half of the sale proceeds from the remaining parcel of undeveloped land owned by TC when it is sold. $100,000 of the sales proceeds are being held in an escrow to be applied to any post closing claims ERT may have related to warranties and normal prorations in the sale contract for the TC interest. The cash proceeds to VRLP of $1,218,180 were partially offset by $225,000 of fees paid to one of the VRLP partners. The Company received a distribution of $592,776 of which $370,838 was paid to the holder of the minority interest in Old Vail Partners. VRLP recorded a $843,326 gain from the sale of the partnership interest. This gain was partially offset by VRLP's agreement to pay its general partner $225,000 of fees related to the sale of the partnership interest.

     (3) Commercial Real Estate Rental - Real estate rental operations during the year ended June 30, 2003 consisted of a sublease of a portion of the Company's facilities in San Diego, California and a 50 percent ownership interest in a 542 unit apartment project in San Diego, California, which was sold April 1, 2003.

UCVGP, Inc. and Sports Arenas Properties, Inc. (SAPI), wholly-owned subsidiaries of the Company, are a one percent managing general partner and a 49 percent limited partner, respectively, in UCV, L.P. (UCV). UCV owned a 542 unit apartment project (University City Village) located in San Diego, California. University City Village, which was acquired in August 1974. The property was sold April 1, 2003. The following is a schedule of selected operating information over the last five years:

                            2003      2002        2001        2000        1999
                            ----      ----        ----        ----        ----
Occupancy                    97%       98%         98%         99%         99%
Average monthly rent/unit     $873      $816        $772        $728        $694
Real property tax         $118,000  $116,000    $114,000    $112,000    $110,000
Real property tax rate      1.12%     1.12%       1.12%       1.12%       1.12%

The net proceeds from the sale were $19,298,141 after deducting current selling expenses of $2,495,820, paying the related mortgage loans of $38,000,000 and receiving a $1,340,348 refund of lender impounds. The Partnership utilized $4,009,000 of the proceeds to fund cash distributions to the partners and pay other Partnership obligations. The balance of the funds $15,289,722, were deposited in a special escrow with a qualified intermediary ("exchange accommodator") for purposes of meeting the Internal Revenue Service criteria for purchasing "like-kind" property and thereby qualifying to defer the taxability of a portion of the gain from the sale of the property on April 1, 2003.

On August 28, 2003, 760, LLC, a single member limited liability company of which UCV is the sole member, acquired a property in San Diego, California with 50,667 square feet of retail and office space for approximately $9,500,000. The purchase was financed with loans totaling $6,926,500. Both loans are collateralized by the land , building and leases. On September 25, 2003, 939 LLC, a single member limited liability company of which UCV is the sole member, acquired a property in San Diego, California with 23,567 square feet of retail and office space for approximately $5,000,000. The purchase was financed with the assumption of an existing $2,636,811 note payable that is collateralized by the land, building and leases. On September 26, 2003, UCV Media Tech Center, LLC, a single member limited liability company of which the Partnership is the sole member, acquired a property in Los Angeles, California with 187,534 square feet of office and industrial space for approximately $28,670,000. The purchase was financed with a $20,000,000 note payable, which is collateralized by the land, building, leases and other assets related to the property.

     (4) Golf club shaft Manufacturer - On January 22, 1997, the Company purchased the assets of the Power Sports Group doing business as Penley Power Shaft (PPS) and formed Penley Sports, LLC (Penley) with the Company as a 90 percent managing member and Carter Penley as a 10 percent member. Currently, the Company owns an approximate 81 percent interest (See Note 6b of Notes to the Consolidated Financial Statements). PPS was a manufacturer of graphite golf club shafts that primarily sold its shafts to custom golf shops. PPS's sales had averaged approximately $375,000 in calendar 1995 and 1996. PPS marketed its shafts in limited quantities through phone contact and trade magazine advertisements directed at golf shops. Although PPS's manufacturing process was not automated, it had developed a good reputation in the golf industry as a manufacturer of high performance golf club shafts, in addition to maintaining relationships with the custom golf shops. Penley's plans are to market its products to golf club manufacturers and golf club component distributors. To complEment the program of marketing to higher volume purchasers, Penley purchased over $1,100,000 of equipment since January 22, 1997 to automate some of the production processes. Additionally, in June 2000 Penley moved from its 8,559 square foot facility into a 38,025 square foot facility, of which approximately 10,000 square feet are subleased to another tenant through October 2004.

Until January 2000, Penley's sales were principally to custom golf shops where the orders are for 2 to 10 shafts per order at prices averaging $18 per shaft. In January 2000, Penley commenced sales to two of the largest golf component distributors. As a result of increasing sales to distributors and other small golf club manufacturers, golf club shaft sales increased each year to: $735,654 in the year ended June 30, 2000, $407,660 in the year ended June 30, 2001, $1,062,176 in the year ended June 30, 2002, and $449,453 in the year ended June 30, 2003. Penley currently has products in testing by several large golf club manufacturers. However, there can be no assurances that Penley will be able to enter into any significant sales contracts or that, if it does, the contracts will be profitable to Penley.

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

Management believes Penley has been successful in building a reputation as a leader in new shaft design and concepts. Penley has applied for several patents on shaft designs and equipment, of which four have been issued and one other is pending. Although Penley has developed several new products, no assurance can be given they will meet with market acceptance or Penley will be able to continue to design and manufacture additional new products.

The  primary raw  material  used in all of  Penley's  graphite  shafts is carbon fiber, which is combined with epoxy resin to produce sheets of graphite "prepreg". Due to low production levels, Penley currently purchases most of its graphite prepreg from three suppliers. There are numerous alternative suppliers of graphite prepreg. Although Management believes that it will be able to establish relationships with other graphite prepreg suppliers to ensure sufficient supplies of the material at competitive pricing as production increases, there can be no assurances unforeseen difficulties will not occur that could lead to interruptions and delays to Penley's production process.

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

Penley currently has four patents and numerous copyrighted trademarks and logos. Although Management believes these items are of value to the business and Penley will protect them to the fullest extent possible, Management does not believe these items are critical to Penley's ability to develop business with the golf club manufacturers.

Penley currently has approximately 41 full and part-time employees.

Due to Penley's low sales volume and lack of a contract with a high volume purchaser, there is currently no significant backlog of sales orders, or customer concentration (based on consolidated revenues). Approximately 63 percent of Penley's sales occur in the months of February through July.

(b) Industry Segment Information: See Note 10 of Notes to Consolidated Financial Statements for required industry segment financial information.

ITEM 2. Properties
------------------

     (a) Bowling Centers: The lease for the Company's only bowling center expired June 30, 2003. The Company closed operations of the bowling center on May 31, 2003 and vacated the premises.

     (b) Real Estate Development: RCSA Holdings, Inc. (RCSA) and OVGP, Inc., wholly-owned subsidiaries of the Company, own a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP), which owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). As described in Note 11(b) of Notes to Consolidated Financial Statements, there is one other partner in OVP in the form of liquidating limited partnership interest. This other partner in OVP is entitled to 50 percent of the cash distributions from OVP, not to exceed $2,450,000, of which $1,780,838 has been paid as of June 30, 2003. In February 2003, VRLP sold its membership interest in Temecula Creek, LLC, which was the only remaining real estate development activity of the Company.

     (c) Real Estate Operations: UCVNV, Inc. and SAPI, wholly owned subsidiaries of the Company, own a one percent managing general partnership interest and a 49 percent limited partnership interest, respectively, in UCV, L.P. (UCV). UCV owned a 542-unit apartment project (University City Village) in the University City area of San Diego, California which was sold April 1, 2003.

On August 28, 2003, 760, LLC, a single member limited liability company of which UCV is the sole member, acquired a property in San Diego, California with 50,667 square feet of retail and office space for approximately $9,500,000. The purchase was financed with loans totaling $6,926,500. Both loans are collateralized by the land , building and leases. On September 25, 2003, 939 LLC, a single member limited liability company of which UCV is the sole member, acquired a property in San Diego, California with 23,567 square feet of retail and office space for approximately $5,000,000. The purchase was financed with the assumption of an existing $2,636,811 note payable that is collateralized by the land, building and leases. On September 26, 2003, UCV Media Tech Center, LLC, a single member limited liability company of which the UCV is the sole member, acquired a property in Los Angeles, California with 187,534 square feet of office and industrial space for approximately $28,670,000. The purchase was financed with a $20,000,000 note payable, which is collateralized by the land, building, leases and other assets related to the property.

     (d) Golf Operations: Penley Sports, LLC leases 38,025 square feet of industrial space in San Diego, California pursuant to a lease that expires in
March 31, 2010 with options to March 31, 2020. Penley has subleased approximately 10,000 square feet to a third party pursuant to a two year lease that expires in October 2004.

ITEM 3. Legal Proceedings
-------------------------
At June 30, 2003 the Company or its subsidiaries were not parties to any material legal proceedings other than routine litigation incidental to the business other than the following:

A lawsuit filed on January 10, 2003 in the United States District Court in the Southern District of California by Masterson Marketing, Inc. (Masterson) against Penley Sports, LLC. Masterson's lawsuit claims copyright infringement, breach of contract breach of fiduciary duty, constructive fraud and conversion. Masterson is seeking damages in excess of $450,000. The Company filed a motion to dismiss all claims. Masterson dropped all claims except for the claims of copyright infringement and breach of contract. The balance of the motion to dismiss is waiting for a court decision. It is not possible at this time to predict the outcome of this litigation. We intend to vigorously defend against these claims.


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

                                2003           2002
                            ------------   ------------
                            High    Low    High    Low
                            -----  -----   -----  -----
           First Quarter    $ .03  $ .02   $ .05  $ .02
           Second Quarter   $ .02  $ .02   $ .21  $ .02
           Third Quarter    $ .02  $ .02   $ .03  $ .03
           Fourth Quarter   $ .02  $ .02   $ .03  $ .03

     (b) The number of holders of record of the common stock of the Company as of September 25, 2003 is approximately 4,300. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

     (c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.

ITEM 6.  Selected Consolidated Financial Data (Not covered by
-------------------------------------------------------------
              Independent Auditors' Report)
              -----------------------------

                                             Year Ended June 30,
                       -----------------------------------------------------------------
                             2003            2002            2001            2000            1999
                         ------------    ------------    ------------    ------------    ------------

Revenues .............   $  4,043,550    $  3,295,300    $  2,283,151    $  2,145,980    $  1,293,146
Loss from operations .     (1,329,173)     (2,071,750)     (3,015,657)     (2,857,218)     (3,234,941)
Income (loss) from
 continuing operations     19,098,581      (2,186,520)       (399,444)     (2,589,187)     (2,915,160)

Basic and diluted
 income (loss) per
 common share from
 continuing operations        0.70           (0.08)          (0.02)          (0.10)          (0.11)

Total assets .........     12,731,967       2,903,403       3,448,474       6,601,236       6,698,820
Long-term debt,
  excluding current
  portion ............           --             5,456          13,942       1,967,169       3,911,694

See  Notes  4(a),  5(b),  7(c),  9, and 11 of Notes  to  Consolidated  Financial
Statements   regarding   disposition   of  business   operations   and  material
uncertainties.

ITEM 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
          and Results of Operations
          -------------------------

                         Liquidity and Capital Resources
                         -------------------------------

     The independent auditors' report dated September 5, 2003 included with this Annual Report on Form 10-K contained the following explanatory paragraph:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
     Note 13 to the consolidated financial statements, the Company has suffered recurring losses and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is expecting a $500,000 cash flow deficit in the year ending June 30, 2004 from operating activities after estimated distributions from UCV ($1,400,000, including distributions from real estate operations), and estimated capital expenditures ($60,000) and scheduled principal payments on long-term debt.

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

Management is currently evaluating other sources of working capital including obtaining additional investors in Penley Sports. Management has not assessed the likelihood of any other sources of long-term or short-term liquidity. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern. However, management believes it will be able to meet its financial obligations for the next twelve months.

The Company has working capital of $1,061,553 at June 30, 2003, which is a $1,746,849 increase in working capital from the working capital deficit of $685,296 at June 30, 2002. The working capital increased primarily due to distributions received from UCV related to the sale of its real estate on April 1, 2003. This source of funds was partially offset by $371,000 of payments to minority interests and $1,559,895 of cash used by operations, capital expenditures, and the repayment of short term debt. The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:
                                               2003        2002        2001
                                               ----        ----        ----
       Continuing operations:
        Rental                               $   (2,000) $   (4,000) $  105,000
        Golf                                 (1,440,000) (1,647,000) (2,594,000)
        General corporate expense and other     100,000    (111,000)   (467,000)
                                             ----------  ----------  ----------
           Total continuing operations       (1,342,000) (1,762,000) (2,956,000)
       Discontinued operations:
         Bowling                               (192,000)     26,000    (289,000)
         Development                                 --          --    (177,000)
                                             ----------  ----------  ----------
           Total cash used                   (1,534,000) (1,736,000) (3,422,000)
       Capital expenditures                     (18,000)         --    (538,000)
       Principal payments on long-term debt      (8,000)    (32,000)   (214,000)
                                             ----------  ----------  ----------
                                             (1,560,000) (1,768,000) (4,174,000)
                                             ==========  ==========  ==========

       Distributions received from investees  3,618,000   2,103,000   1,559,000
                                             ==========  ==========  ==========
       Contributions to investees                    --          --    (200,000)
                                             ==========  ==========  ==========
       Proceeds from sale of assets              19,000      31,000   5,680,000
                                             ==========  ==========  ==========
       Payments to minority interests          (371,000)    (50,000) (2,172,000)
                                             ==========  ==========  ==========

The Company received distributions of approximately $1,700,000 in March and April of 2002, and $920,000 in March 2001 from the proceeds of refinancing UCV's long term debt in each of those years. Otherwise the cash distributions the Company received from UCV during those two years were the Company's proportionate share of distributions from UCV's results of operations. On April 1, 2003, UCV sold its 542 unit apartment project for $58,400,000 in cash. The net sale proceeds to UCV was approximately $19,156,000. UCV is planning on distributing a cumulative amount of approximately $3,500,000 of such proceeds to the Company in partial liquidation of its partnership interest in UCV. UCV used the balance of the proceeds to purchase three properties as part of tax-deferred like-kind-exchange transactions. Of the planned distributions to the Company, UCV distributed $2,500,000 to the Company during the year ended June 30, 2003. The balance of the distribution is expected to be made in October 2003, after the end of the exchange transactions.

In February 2003 Vail Ranch Limited Partners (VRLP) sold its interest in Temecula Creek LLC (TC) to its other partner in TC (ERT). The sale price consisted of $1,318,180 cash and one-half of the sale proceeds from the remaining parcel of undeveloped land owned by TC when it is sold. $100,000 of the sales proceeds are being held in an escrow until to be applied to any post closing claims ERT may have related to warranties and normal prorations in the sale contract for the TC interest. The cash proceeds to VRLP of $1,218,180 were partially offset by $225,000 of fees paid to one of the VRLP partners. The Company received a distribution of $592,776 of which $370,838 was paid to the holder of the minority interest in Old Vail Partners.

                          Critical Accounting Policies
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the year ended June 30, 2003 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets, except as it relates to the impairment of an investment (See Note 11(b) to Consolidated Financial Statements).

                          New Accounting Pronouncements
                          -----------------------------

In June 2001,  the FASB  issued  SFAS No.  142,  Goodwill  and Other  Intangible
Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement No. 142 effective July 1, 2002. As of June 30, 2003, the Company does not have any goodwill, intangible assets or unamortized negative goodwill. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retained the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121.

The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. However, the adoption of this statement resulted in certain operations being reported as discontinued operations.

In April of 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment to SFAS No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Only the provisions related to SFAS No. 4 had an impact on the presentation of the Company's financial statements. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in Opinion 30 for classification as an extraordinary item was reclassified.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of this statement did not have an effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not impact the Company as no guarantees exist.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact the Company as no stock based compensation currently exists.

Statement of Financial Accounting Standards, No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS No. 149, amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards, No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 may result in a reclassification of the minority interest in OVP to a liability and the marking of the resulting liability to its fair value.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The adoption of Interpretation No. 46 did not have a material impact on the Company's financial statements.

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

Results of Operations
---------------------

The discussion of Results of Operations is primarily by the Company's business segments. The analysis is partially based on a comparison of and should be read in conjunction with the business segment operating information in Note 10 to the Consolidated Financial Statements.

The following is a summary of the changes to the components of the segments in the years ended June 30, 2003 and 2002:

                                   Real Estate                  Unallocated
                                    Operation         Golf       And Other       Total
                                   -----------    -----------    ---------    ------------
YEAR ENDED JUNE 30, 2003
------------------------
Revenues ......................   ($   111,277)   $   449,453    $ 410,074    $    748,250
Costs .........................       (114,058)       225,262         --           111,204
SG&A-direct ...................           --          (95,386)     118,405          23,019
SG&A-allocated ................           --          113,000     (120,535)         (7,535)
Depreciation and amortization .        (45,283)        (2,526)     (28,291)        (76,100)
Impairment losses .............        (44,915)          --           --           (44,915)
Interest expense ..............            450           --        (27,473)        (27,023)
Equity in investees ...........     26,341,632           --           --        26,341,632
Gain (loss) on disposition ....           --             --           --              --
Minority interest .............           --             --           --              --
Segment profit (loss) .........     26,434,161        209,103      467,968      27,111,232
Investment income .............                                                     11,869
Income tax expense ............                                                 (5,838,000)
Income (loss) from continuing
  operations ..................                                                 21,285,101
Discontinued operations .......                                                     15,363
Change in accounting principle.                                                     37,675
Net income (loss) .............                                                 21,338,139

YEAR ENDED JUNE 30, 2002
------------------------
Revenues ......................   ($   287,386)   $ 1,062,176    $ 204,374    $    979,164
Costs .........................        (74,977)       419,223         --           344,246
SG&A-direct ...................           --         (253,383)    (192,518)       (445,901)
SG&A-allocated ................        (13,000)       (57,000)     154,826          84,826
Depreciation and amortization .        (17,205)        20,453        3,923           7,171
Impairment losses .............         44,915           --           --            44,915
Interest expense ..............        (93,764)        (4,048)    (116,657)       (214,469)
Equity in investees ...........       (178,043)          --           --          (178,043)
Gain (loss) on disposition ....     (2,764,483)          --           --        (2,764,483)
Minority interest .............           --             --           --              --
Segment profit (loss) .........     (3,075,881)       936,931      354,800      (1,784,150)
Investment income .............                                                     (2,926)
Income tax expense ............                                                       --
Income (loss) from continuing
  operations ..................                                                 (1,787,076)
Discontinued operations .......                                                 (3,794,364)
Change in accounting principle.                                                       --
Net income (loss) .............                                                 (5,581,440)

Rental Operations
-----------------
This segment includes the operations of an office building (Office) sold December 28, 2000, a subleasehold interest in land underlying a condominium project (Sublease) which was sold in March 2002, and other activities which include the equity in income of the operation of a 542 unit apartment project
(UCV), which was sold April 1, 2003, the sublease of a portion of the Penley factory and other miscellaneous rents received on undeveloped land, which was sold in June 2001.

The following is a summary of the changes in rental operations segment for each of the years ended June 30, 2003 and 2002 compared to the prior year:

JUNE 30, 2003           Sublease        Other         Combined
-------------           ---------    ------------    ------------

Revenues .............. ($119,098)   $      7,821    ($   111,277)
Costs .................  (116,458)          2,400        (114,058)
SG&A-direct ...........      --              --              --
SG&A-allocated ........      --              --              --
Depreciation and
 amortization .........      (474)        (44,809)        (45,283)
Impairment losses .....   (44,915)           --           (44,915)
Interest expense ......       450            --               450
Equity in investees ...      --        26,341,632      26,341,632
Gain (loss) on
  disposition .........      --              --              --
Segment profit (loss) .    42,299      26,391,862      26,434,161


JUNE 30, 2002            Sublease       Other           Office       Combined
-------------            ---------    ------------    ------------   -----------
Revenues .............. ($ 45,685)   $      1,910    ($   243,611)  ($  287,386)
Costs .................   (46,352)         25,800         (54,425)      (74,977)
SG&A-direct ...........      --              --              --            --
SG&A-allocated ........      --              --           (13,000)      (13,000)
Depreciation and
 amortization .........    (1,422)           --           (15,783)      (17,205)
Impairment losses .....    44,915            --              --          44,915
Interest expense ......   (12,771)           --           (80,993)      (93,764)
Equity in investees ...      --          (178,043)           --        (178,043)
Gain (loss) on
  disposition .........      --              --        (2,764,483)   (2,764,483)
Segment profit (loss) .   (30,055)       (201,933)     (2,843,893)   (3,075,881)

The changes to the sublease component relate to the sale of the subleasehold interest in March 2002.

On April 1, 2003, the Company's investee (UCV) sold its 542 unit apartment project for $58,400,000 in cash. After deducting current selling expenses ($2,442,207), paying mortgage loans ($38,000,000), and the refund of lender impounds ($1,340,348), the net sale proceeds to UCV was $19,298,141 and UCV's gain from sale was approximately $52,558,000. The Company's equity in this gain was approximately $26,279,000. The $44,809 decrease in depreciation and amortization relates to the cessation of amortization of the step up in basis as a result of the sale of the underlying asset of UCV. Effective April 1, 2003, UCV changed its fiscal year end from March 31 to June 30 to conform to the fiscal year end of the Company. This was treated as a change in accounting principle by the Company and the Company's $37,675 of equity in the net income of UCV for the three month period ended June 30, 2002 was classified as the cumulative effect of a change in accounting principle.

The equity in income of UCV decreased by $211,000 in 2002 primarily due to increases in interest expense and other costs of UCV that were only partially offset by increases in revenues. The following is a summary of the changes in the operations of UCV, LP in 2002 compared to the previous years:

                                              2002
                                           ---------
     Revenues ..........................   $ 321,000
     Costs .............................      61,000
     Depreciation ......................      (5,000)
     Interest and  amortization
       of loan costs ...................     707,000
     Loss from extinguishment of debt ..     (66,000)
     Other expenses ....................     (20,000)
     Net income ........................    (356,000)

Vacancy rates at UCV averaged 1.7% and 2.3% in 2001 and 2002, respectively. Total revenues of UCV increased by 6 percent in 2002 primarily due to increases in the average rental rate.

UCV costs increased in 2002 primarily due to professional fees related to tax planning and organization structure. UCV's interest expense increased in 2002 primarily due to an increase in long-term debt in October 1999 and March 2001. UCV increased its long-term debt in March 2002 by $5,000,000 and by in March 2001 by $3,960,510 and in October 1999 by $4,039,490. The refinancings in March 2002 and March 2001 resulted in losses from debt extinguishment of $335,000 in 2002 and $401,000 in 2001 related to prepayment penalties and write-offs of the unamortized loan fees of the previous long-term debt.

On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company had occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner of the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment for the office space was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space (see Note 9 to Consolidated Financial Statements).

Golf Club Shaft Manufacturing:
------------------------------

Prior to January 2000, golf club shaft sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, sales to other golf equipment distributors and direct sales to the after-market also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors. The following is a breakdown of the percentage of sales by customer category:

                                             2003    2002     2001
                                             ----    ----     ----
              Golf equipment distributors     38%     35%     31%
              Small golf club manufacturers   32%     26%     12%
              manufacturers
              Golf shops                      24%     33%     48%
              Other                            6%      6%      9%

Operating expenses of the golf segment consisted of the following in 2003, 2002, and 2001:

                                       2003         2002         2001
                                    ----------   ----------   ----------
     Costs of sales and
       manufacturing overhead ...   $2,632,000   $2,385,000   $1,922,000
     Research and development ...      198,000      219,000      263,000
                                    ----------   ----------   ----------
        Total golf costs ........   $2,830,000   $2,604,000   $2,185,000
                                    ==========   ==========   ==========
     Marketing and promotion ....   $  970,000   $1,179,000   $1,407,000
     Administrative costs- direct      325,000      212,000      237,000
                                    ----------   ----------   ----------
       Total SG&A-direct ........   $1,295,000   $1,391,000   $1,644,000
                                    ==========   ==========   ==========

Total golf costs increased in 2003 and 2002 primarily due to an increase in the amount of cost of goods sold related to increased sales. Golf costs also increased in 2003 related to a $113,000 increase in the valuation allowance expense related to inventory.

Marketing and promotion expense decreased in 2003 and 2002 primarily due to decreases in advertising and the tour program expenses. Administrative costs increased in 2002 primarily due to a $103,000 increase in the allowance for bad debts related to two small golf club manufacturers that discontinued business.

Unallocated and Other:
----------------------

Other revenues increased in 2003 primarily due to one time real estate commissions earned in 2003 that totaled $450,000. Other revenues increased in 2002 primarily due to recovery from an insurance company for litigation costs on a matter that was settled during the year. The remainder of the increase in 2002 related to other one time events.

Unallocated and Other SG&A increased by $118,000 in 2003 and decreased by $193,000 in 2002. The increase in 2003 was primarily due to an increase in wages related to a $100,000 bonus to Harold Elkan. The decrease in 2002 was primarily due to a reduction of corporate office wages. In December 2000, the Company awarded a $100,000 bonus to Harold Elkan. There was no bonus in December 2001. The balance of the decrease in 2002 related to a decrease in rent expense for the corporate office as a result of it locating into the Penley factory facility in April 2001.

Interest expense changed in 2002 and 2001 partly due to fluctuations in the balance of short term borrowings in 2003 and 2002 and also due to the decline in interest rates during 2002. All short term debt was paid in April 2003.

Income Taxes:
-------------

Income tax expense increased in 2003 due to the income recognized from UCV's sale of its apartment project. As discussed above, UCV is utilizing the "like-kind-exchange" rules to defer recognition of taxable income from the sale to the extent it reinvests the proceeds from sale into like-kind property. Since UCV used some of the sales proceeds to fund distributions to Company, the Company estimates that it will have taxable gain to recognize in the year ending June 30, 2004 of approximately $13,000,000 and that recognition of approximately $12,800,000 of gain will be indefinitely deferred. The Company estimates that the amount of gain to be recognized in 2004 for federal income tax purposes will be offset by its federal net operating loss carryforwards. Since the State of California has temporarily suspended the utilization of net operating losses for state income tax purposes, the Company estimates it will have a state income tax liability for the year ended June 30, 2004 to the extent it will not be offset by other losses generated in that tax year.

Discontinued Operations:
------------------------

As discussed in Footnote 11 of Notes to the Consolidated Financial Statements, the Company has classified its operations in the bowling and real estate development segments as discontinued operations. The income or loss from these operations did not change significantly other than related to the sale of undeveloped land in 2001 which resulted in a $4,232,333 gain, net of minority interests.

Contractual Obligations and Commercial Commitments:
---------------------------------------------------

The following table summarizes the Company's contractual obligations and other commitments at June 30, 2003 and the effect such obligations could have on the Company's liquidity and cash flow in future periods:

                       Less than                           Over 5
                        one year  2-3 Years   4-5 Years    Years        Total
                        --------   --------   --------   ----------   ----------
 Notes payable ......   $  5,771   $   --     $   --     $     --     $    5,771
 Lease commitments ..    241,000    494,000    494,000      430,000    1,659,000
 Contingent lease
  obligation.........     72,000    152,000    161,000      283,000      668,000
                        --------   --------   --------   ----------   ----------
                        $318,771   $646,000   $655,000   $  713,000   $2,332,771
                        ========   ========   ========   ==========   ==========

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company has utilized both fixed rate and variable rate debt, however at June 30, 2003 there was only fixed rate debt outstanding. The following table presents scheduled principal payments and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended June 30:

                          2004        Total   Fair Value (1)
                        --------    --------    --------
     Fixed rate debt    $  6,000    $  6,000    $  6,000
     Weighted average
        interest rate      13.1%       13.1%       13.1%

     (1) The fair value of fixed-rate debt was estimated based on the current rates offered for fixed-rate debt with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

ITEM 8. Financial Statements and Supplementary Data
---------------------------------------------------
   (a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 15 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting
-------------------------------------------------------------------
         and Financial Disclosure   NONE
         ------------------------

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 2003. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

  Directors and Officers   Age   Position and Tenure with Company
  ----------------------  ----   --------------------------------------------
  Harold S. Elkan          60    Director since November 7, 1983;
                                   President since November 11, 1983

  Steven R. Whitman        50    Chief Financial Officer and Treasurer since
                                   May 1987; Director and Assistant Secretary since August 1, 1989,
                                   Secretary since January 1995

  Patrick D. Reiley        62    Director since August 21, 1986, sole member of
                                    audit committee

  James E. Crowley         56    Director since January 10, 1989

  Robert A. MacNamara      54    Director since January 9, 1989, resigned May
                                 27, 2003

  Gordon L. Gerson         52    Director since June 3, 2003

There are no understandings between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer.

     (d) Family Relationships - None
     ------------------------

     (e) Business Experience
     -----------------------

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

     4. James E. Crowley has been an owner and operator of various automobile dealerships for the last twenty years. Mr. Crowley was President and controlling shareholder of Coast Nissan from 1992 to August 1996; and has been President of the Automotive Group since March 1994. The Automotive Group operates North County Ford, North County Jeep-GMC-Kia, North County Hyundai, Valley Toyota, TAG Collision Repair, and Lake Elsinore Ford.

     5. Robert A. MacNamara had been employed by Daley Corporation, a California corporation, from 1978 through 1997, the last eleven years of which he served as Vice President of the Property Division. Daley Corporation is a residential and commercial real estate developer and a general contractor. Mr. MacNamara was an independent consultant to the real estate development industry.

     6. Gordon L. Gerson has been an attorney with The Gerson Law Firm, APC in San Diego, California for over the past five years specializing in real estate transactions and financings and creditors rights litigation.

     (f) Involvement in legal proceedings - None
     ------------------------------------

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

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 2001 through 2003, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  Executive Compensation
--------------------------------

     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 2003 exceeded $100,000.
                                                        Long-term   All Other
    Name and                                              Compen-   Compen-
Principal Position    Year     Salary      Bonus   Other   sation   sation
-------------------   ----   --------   --------   -----   ------   ------
Harold S. Elkan, ..   2003   $350,000   $100,000   $--     $ --     $ --
    President .....   2002    350,000       --      --       --       --
                      2001    350,000    100,000    --       --       --

Steven R. Whitman,    2003    100,000       --      --       --       --
    Chief Financial   2002    100,000       --      --       --       --
        Officer ...   2001    100,000       --      --       --       --

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

     (h) Employment  Contracts,  Termination of Employment and Change-in-Control
Arrangements: The employment agreement for Harold S. Elkan (Elkan), the Company's President, expired in January 1998, however, the Company is continuing to honor the terms of the agreement until such time as the Compensation Committee conducts a review and proposes a new contract. Pursuant to the expired employment agreement, Elkan is to receive a sum equal to twice his annual salary ($350,000 as of June 30, 2003) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors had previously authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent. No loans have been made to Harold S. Elkan in over three years.

     (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 2003.

     (k) Board Compensation Committee Report on Executive Compensation

     The Company's Board of Directors appointed Harold S. Elkan as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Board of Directors, excluding Harold
S. Elkan and  Steven R.  Whitman,  set and  approve  compensation  for Harold S.
Elkan.

     The objectives of the Company's executive compensation program are to: attract, retain and motivate highly qualified personnel; and recognize and reward superior individual performance. These objectives are satisfied through the use of the combination of base salary and discretionary bonuses. The following items are considered in determining base salaries: experience, personal performance, responsibilities, and, when relevant, comparable salary information from outside the Company. Currently, the performance of the Company is not a factor in setting compensation levels. Annual cash bonus payments are discretionary and would typically relate to subjective performance criteria. Bonuses of $100,000 were awarded to Harold Elkan in each of the years ended June 30, 2003 and 2001.

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

     Outside members of Board of Directors approving the Compensation for Harold
       S. Elkan:
                      Patrick D. Reiley
                      James E. Crowley
                      Robert A. MacNamara, resigned May 27, 2003
                      Gordon L. Gerson, became director June 3, 2003

     Directors' Compensation Committee for Other Employees:
                      Harold S. Elkan

     (l) Performance Graph: The following schedule and graph compares the performance of $100 if invested in the Company's common stock (SAI) with the performance of $100 if invested in each of the NASDAQ Industrial Index (Ind
Indx), and Aldila, Inc. (Aldila), a manufacturer of composite golf club shafts.

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

     [GRAPHIC OMITTED]

          SCHEDULE OF COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                                 Sports                  NASDAQ
                 Year Ended    Arenas, Inc.   Aldila     Ind Indx
                 ----------    -----------    -------  -----------
                    6/1998          100         100         100
                    6/1999           67          28         122
                    6/2000          133          24         158
                    6/2001          167          24         114
                    6/2002          100           8          90
                    6/2003           67           9          94

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
-----------------------------------------------------------
         AND MANAGEMENT (a) - (c):
         -------------------------
                              Shares            Nature of
                           Beneficially         Beneficial     Percent
    Name and Address          Owned             Ownership      of Class
    ----------------      --------------   -----------------   --------
Harold S. Elkan           21,808,267 (a)    Sole investment      80.0%
7415 Carroll Road                            and voting power
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (a) - (c):
------------------------------------------------------------------

     1. The Company has $360,653 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and, through his 88% owned corporation, Andrew Bradley, Inc., the majority shareholder of the Company) as of June 30, 2003 ($399,256 as of June 30, 2002). The balance at June 30, 2003 bears interest at 8 percent per annum and is due in monthly installments of interest only. The balance is due on demand. The largest amount outstanding during the year was $412,685 in April 2003.

Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans. This charge was included in selling, general and administrative expense. The Company also discontinued recording the interest income on the loans except to the extent that the balance of the loans remained below $390,000. As of June 30, 2003 there was no unrecorded accrued interest on the loans ($8,256 of interest accrued on the loans was unrecorded of June 30, 2002).

     2. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold
S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.25 percent at June 30, 2003) and to be added to the principal balance annually. As of June 30, 2003 and 2002, $1,230,483 of interest had been accrued and added to the loan balance in the financial statements. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock.

Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $1,001,166 as of June 30, 2003 ($809,735 as of June 30, 2002).


ITEM 14. Controls and Procedures:

We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-4(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls:
-----------------------------
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                                     PART IV
                                     -------

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

  A. The following documents are filed as a part of this report:

     1. Financial Statements of Registrant

       Independent Auditors' Report                                        20
       Sports Arenas, Inc. and subsidiaries consolidated financial statements:
          Balance sheets as of June 30, 2003 and 2002                     21-22
          Statements of operations for each of the years in the
            three-year period ended June 30, 2003                          23
          Statements of shareholders' equity (deficiency) for each of
            the years in the three-year period ended June 30, 2003         24
          Statements of cash flows for each of the years in the
            three-year period ended June 30, 2003                         25-26
          Notes to financial statements                                   27-39

     2. Financial Statements of Unconsolidated Subsidiaries

       UCV, L.P. (a California limited partnership)- 50 percent owned investee:
          Independent Auditors' Report                                     40
          Balance sheets as of June 30, 2003 and 2002                      41
          Statements of operations and partners' equity (deficit) for each of the years ended June 30, 2003, March 31, 2002
            and March 31, 2001 and the three-month period
            ended June 30, 2002                                            42
          Statements of cash flows for each of the years ended
            June 30, 2003, March 31, 2002 and March 31, 2001 and
            the three-month period ended June 30, 2002                     43
          Notes to financial statements                                   44-48


     3. Financial Statement Schedules

          There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto.


     4.  Exhibits

           Index to Exhibits                                               50




B. Reports on Form 8-K:

   The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     1. The report filed April 15, 2003 disclosed the sale of a 542 unit apartment project by UCV, LP.

     2. The report filed June 16, 2003 disclosed the resignation of Robert MacNamara as a director of the Company on May 27, 2003 and the appointment of Gordon L. Gerson as his replacement on June 3, 2003.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheets of Sports Arenas, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of
Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5(b) to the consolidated financial statements, effective April 1, 2003, the Company changed its method of accounting for its equity investment in UCV, L.P.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   KPMG LLP

San Diego, California
September 5, 2003

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS-JUNE 30, 2003 AND 2002

                                    ASSETS


                                                         2003          2002
                                                     -----------   -----------

Current assets:
  Cash and cash equivalents ........................ $   365,674   $    39,345
  Other receivable-affiliate (Note 5b) .............     350,000          --
  Trade receivables, net of allowance for doubtful
    accounts of $228,000 and $73,000 respectively ..     402,875       444,996
  Note receivable- affiliate (Note 3a) .............        --            --
  Inventories (Note 2) .............................     641,127       792,690
  Prepaid expenses .................................      34,958        38,706
                                                     -----------   -----------
        Total current assets .......................   1,794,634     1,315,737
                                                     -----------   -----------

Property and equipment, at cost (Note 10):
  Machinery and equipment ..........................   1,492,404     1,221,553
  Leasehold improvements ...........................     396,991     1,123,853
                                                     -----------   -----------
                                                       1,889,395     2,345,406
     Less accumulated depreciation and
       amortization ................................  (1,052,740)   (1,314,680)
                                                     -----------   -----------
         Net property and equipment ................     836,655     1,030,726
                                                     -----------   -----------

Other assets:
  Intangible assets, net (Note 4) ..................        --          37,284
  Deferred tax assets (Note 8) .....................   4,661,000          --
  Investments (Note 5) .............................   5,344,007       423,657
  Other ............................................      95,671        95,999
                                                     -----------   -----------
                                                      10,100,678       556,940
                                                     -----------   -----------

                                                     $12,731,967   $ 2,903,403
                                                     ===========   ===========

                     SPORTS ARENAS, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS (CONTINUED)-JUNE 30, 2003 AND 2002

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                         2003          2002
                                                     -----------   -----------

Current liabilities:
  Notes payable, short-term (Note 6b) .............. $      --     $   445,000
  Current portion of long-term debt (Note 6a) ......       5,771         8,000
  Accounts payable .................................     441,434       963,402
  Accrued payroll and related expenses .............     282,080       215,093
  Accrued interest .................................        --         276,735
   Other liabilities ...............................       3,796        92,803
                                                     -----------   -----------
      Total current liabilities ....................     733,081     2,001,033
                                                     -----------   -----------

Long-term debt, excluding current
  portion (Note 6a) ................................        --           5,456
                                                     -----------   -----------

Distributions received in excess of
  basis in investment (Note 5b) ....................        --      18,008,401
                                                     -----------   -----------

Other liabilities ..................................        --         192,000
                                                     -----------   -----------

Deferred income taxes (Note 8) .....................  10,514,000          --
                                                     -----------   -----------

Minority interest in consolidated
  subsidiary (Note 11b) ............................     431,839       802,677
                                                     -----------   -----------

Shareholders' equity (deficiency):
  Common stock, $.01 par value, 50,000,000
   shares authorized, 27,250,000 shares
   issued and outstanding ..........................     272,500       272,500
  Additional paid-in capital .......................   1,730,049     1,730,049
  Retained earnings (accumulated deficit) ..........   1,341,990   (17,817,221)
                                                     -----------   -----------
                                                       3,344,539   (15,814,672)
  Less note receivable from shareholder (Note 3b) ..  (2,291,492)   (2,291,492)
                                                     -----------   -----------
       Total shareholders' equity (deficiency) .....   1,053,047   (18,106,164)
                                                     -----------   -----------

Commitments and contingencies (Notes 7 and 9)

                                                     $12,731,967   $ 2,903,403
                                                     ===========   ===========












                See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                              2003            2002            2001
                                                          ------------    ------------    ------------
Revenues:
     Golf .............................................   $  3,038,746    $  2,589,293    $  1,527,117
     Rental ...........................................         78,957         190,234         444,635
     Other ............................................        201,618         329,402         132,442
     Other-related party (Note 5b) ....................        724,229         186,371         178,957
                                                          ------------    ------------    ------------
                                                             4,043,550       3,295,300       2,283,151
                                                          ------------    ------------    ------------
Costs and expenses:
     Golf .............................................      2,829,698       2,604,436       2,185,213
     Rental ...........................................         75,400         189,458         264,435
     Selling, general, and administrative .............      2,272,402       2,256,918       2,585,008
     Depreciation and amortization ....................        195,223         271,323         264,152
     Provision for impairment losses (Note 4a) ........           --            44,915            --
                                                          ------------    ------------    ------------
                                                             5,372,723       5,367,050       5,298,808
                                                          ------------    ------------    ------------

Loss from operations ..................................     (1,329,173)     (2,071,750)     (3,015,657)
                                                          ------------    ------------    ------------
Other income (charges):
     Investment income:
       Related party (Notes 3a and 3b) ................         40,251          27,890          28,926
       Other ..........................................          1,315           1,807           3,697
     Interest expense and amortization of finance costs        (57,656)        (84,679)       (299,148)
     Equity in income (loss) of investee (Note 5a) ....     26,281,844         (59,788)        118,255
     Gain on sale of office building (Note 9) .........           --              --         2,764,483
                                                          ------------    ------------    ------------
                                                            26,265,754        (114,770)      2,616,213
                                                          ------------    ------------    ------------

Income (loss) from continuing operations before income
   taxes and change in accounting principle ...........     24,936,581      (2,186,520)       (399,444)

Income tax expense (Note 8) ...........................     (5,838,000)           --              --
                                                          ------------    ------------    ------------

Income (loss) from continuing operations ..............     19,098,581      (2,186,520)       (399,444)

Income from discontinued operations net of
   income tax expense of $15,000 in 2003 (Note 11) ....         22,955           7,592       3,801,956
Cumulative effect of change in accounting principle ...         37,675            --              --
(Note 5b)
                                                          ------------    ------------    ------------

Net income (loss) .....................................   $ 19,159,211     ($2,178,928)     $3,402,512
                                                          ============    ============    ============

Per common share (based on weighted average shares
   outstanding) basic and diluted:
    Income (loss) from continuing operations ..........     $ 0.70          ($ 0.08)         ($ 0.02)
    Discontinued operations ...........................        --               --              0.14
    Cumulative effect of change in accounting principle        --               --               --
                                                            ------           ------           ------
     Net income (loss) ................................     $ 0.70          ($ 0.08)          $ 0.12
                                                            ======           ======           ======


             See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                           Common Stock                       Retained         Note
                                       ---------------------   Additional     Earnings     Receivable
                                        Number of               Paid-In     (Accumulated       from
                                         Shares      Amount      Capital       Deficit)    Shareholder         Total
                                       ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2000 ...........   27,250,000   $272,500   $1,730,049   ($19,040,805)   ($2,291,492)   ($19,329,748)

       Net income ..................         --         --           --        3,402,512           --         3,402,512
                                       ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2001 ...........   27,250,000    272,500    1,730,049    (15,638,293)    (2,291,492)    (15,927,236)

       Net loss ....................         --         --           --       (2,178,928)          --        (2,178,928)
                                       ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2002 ...........   27,250,000    272,500    1,730,049    (17,817,221)    (2,291,492)    (18,106,164)

       Net income ..................         --         --           --       19,159,211           --        19,159,211
                                       ----------   --------   ----------   ------------    -----------    ------------

Balance at June 30, 2003 ...........   27,250,000   $272,500   $1,730,049   $  1,341,990    ($2,291,492)   $  1,053,047
                                       ==========   ========   ==========   ============    ===========    ============















                See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                              2003            2002            2001
                                                          ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss) ................................    $19,159,211     ($2,178,928)     $3,402,512
       Less income from discontinued operations .......        (22,955)         (7,592)     (3,801,956)
                                                          ------------    ------------    ------------
       Income (loss) from continuing operations .......     19,136,256      (2,186,520)       (399,444)
     Adjustments to reconcile net income (loss)
       to the net cash used by operating activities:
         Amortization of deferred financing costs .....           --              --             3,132
         Depreciation and amortization ................        195,223         271,323         264,152
         Equity in (income) loss of investee ..........    (26,319,519)         59,788        (118,255)
         Deferred income ..............................       (192,000)         48,000          48,000
         Provision for impairment losses ..............           --            44,915            --
         Gain on sale of assets .......................           --              --        (2,754,007)
         Provision for deferred income taxes ..........      5,838,000            --              --

         Changes in assets and liabilities:
           Increase in receivables ....................       (294,242)       (124,339)       (124,023)
           (Increase) decrease in inventories .........        151,563        (207,579)       (280,205)
          (Increase) decrease in prepaid expenses .....         20,112         (14,878)         70,004
           Increase (decrease) in accounts payable ....       (456,755)        248,077         (31,099)
           Increase in accrued expenses and
             other liabilities ........................         14,744           6,932         219,394
         Other ........................................         37,612          62,284          38,317
                                                          ------------    ------------    ------------
    Net cash used by continuing operations ............     (1,869,006)     (1,791,997)     (3,064,034)
    Net cash provided (used) by discontinued operations       (320,402)         70,104        (520,472)
                                                          ------------    ------------    ------------
    Net cash used by operating activities .............     (2,189,408)     (1,721,893)     (3,584,506)
                                                          ------------    ------------    ------------
Cash flows from investing activities:
     Decrease in notes receivable .....................           --              --            73,866
     Additions to property and equipment ..............        (17,850)           --          (507,336)
     Proceeds from sale of office building ............           --              --         1,662,337
     Proceeds from sale of bowling center building ....           --              --         2,047,328
     Proceeds from sale of undeveloped land ...........           --              --         3,616,066
     Proceeds from sale of other assets ...............         19,465          30,700           5,000
     Additions to development costs ...................           --              --           (30,755)
     Distributions to holders of minority interest ....       (370,838)        (50,000)     (2,172,410)
     Distributions received from investees ............      3,618,276       2,102,820       1,559,000
     Contributions to investees .......................           --              --          (200,000)
                                                          ------------    ------------    ------------
             Net cash provided by investing activities.      3,249,053       2,083,520       6,053,096
                                                          ------------    ------------    ------------
Cash flows from financing activities:
     Scheduled principal payments .....................         (7,685)        (32,486)       (213,772)
     Proceeds from short-term borrowings ..............         75,000         450,000       1,200,000
     Payments on short-term borrowings ................       (800,631)     (1,255,000)     (1,300,000)
     Loan costs .......................................           --              --           (22,598)
     Extinguishment of long-term debt .................           --              --        (1,650,977)
     Other ............................................           --              --            20,000
                                                          ------------    ------------    ------------
             Net cash used by financing activities ....       (733,316)       (837,486)     (1,967,347)
                                                          ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ..        326,329        (475,859)        501,243
Cash and cash equivalents, beginning of year ..........         39,345         515,204          13,961
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of year ................   $    365,674    $     39,345    $    515,204
                                                          ============    ============    ============

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 2003, 2002, AND 2001

SUPPLEMENTAL CASH FLOW INFORMATION:

                          2003        2002       2001
                        --------   ---------    ---------
   Interest paid        $ 54,000   $  11,000    $ 196,000
                        ========   =========    =========

Supplemental schedule of non-cash investing and financing activities:

During the year ended June 30, 2003, the Company closed its bowling center operations and sold the machinery and equipment for $19,465. The cost and accumulated depreciation of the assets sold were $473,861 and $471,112, respectively.

During the year ended June 30, 2003, the Company reclassified $280,631 of principal payments on short-term debt to accrued interest.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

1. Summary of significant accounting policies and practices:

  Description of business- The Company, primarily through its subsidiaries, owns and operates one bowling center (discontinued May 31, 2003), an apartment project (50% owned) (sold April 1, 2003), and a graphite golf club shaft manufacturer. The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing.

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

  Cash and cash equivalents - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. There were no cash equivalents at June 30, 2003 and 2002.

  Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market and relate to golf club shaft manufacturing.

  Property  and   equipment  -  Property  and  equipment  are  stated  at  cost.
    Depreciation and amortization are provided on the straight-line method based on the estimated useful lives of the related assets, which are from 3 to 15 years.

  Investments - The Company's purchase price in March 1975 of the one-half interest in UCV, L.P. exceeded the equity in the book value of net assets of the project at that time by approximately $1,300,000. The excess was allocated to land and buildings based on their relative fair values. The amount allocated to buildings was being amortized over the remaining useful lives of the buildings and the amortization was included in the Company's depreciation and amortization expense until the property was sold April 1, 2003.

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

  Amortization of intangible assets - Deferred loan costs are amortized over the terms of the loans on the straight-line method, which approximates the effective interest method. Unamortized loan costs related to loans refinanced or paid prior to their contractual maturity are written off.

  Valuation impairment - The Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144), on July 1, 2002. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Prior to the adoption of Statement No. 144, the Company followed the guidance of Statement No. 121.

  Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk are the notes receivable described in Note 3.

  Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments where it is practical to estimate that value:

      Cash and cash equivalents, other receivables-affiliate, trade receivables, accounts payable, and notes payable-short term - the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.

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

  Income (loss) per share- Basic earnings per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of income (loss) for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period. The Company currently has no potentially dilutive securities outstanding. The weighted average shares used for basic and diluted earnings per share computation was 27,250,000 for each of the years in the three-year period ended June 30, 2003.

  Losses from  Extinguishment  of Debt- The Company  adopted  Statement No. 145,
    "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145") on July 1, 2002. Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require the Company to reclassify prior period items that do not meet the extraordinary classification. Accordingly, the Company's equity in an investees losses from extinguishment of debt recorded in the Company's years ended June 30, 2002 and 2001 that had previously been classified as extraordinary items have been reclassified and included in the equity in income (loss) from investees.

  Reclassification- Certain 2002 and 2001 amounts have been reclassified to conform to the presentation used in 2003.

2. Inventories:

   Inventories consist of the following:
                                          2003         2002
                                       ---------    ---------
          Raw materials ............   $ 126,766    $ 199,255
          Work in process ..........     561,161      428,573
          Finished goods ...........     186,200      253,862
                                       ---------    ---------
                                         874,127      881,690
            Less valuation allowance    (233,000)     (89,000)
                                       ---------    ---------
                                       $ 641,127    $ 792,690
                                       =========    =========

3. Notes receivable:

  (a) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $40,251, $27,890, and $28,926 in 2003, 2002 and 2001, respectively. The loans bear interest at 8 percent per annum and are due on demand.

    Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectability of the unsecured loans. This charge was included in selling, general and administrative expense. As a result of the balance of the unsecured loans decreasing below $390,000 as of June 30, 2003, $29,347 of the valuation allowance was recovered in the year ended June 30, 2003.

    The Company also discontinued recording the interest income on the loans except to the extent that the balance of the loans remained below $390,000. As of June 30, 2003 no interest accrued on the loans was unrecorded. At June 30, 2002 and 2001, $8,256 and $4,339, respectively, of interest accrued on the loans was unrecorded.
                                         2003         2002
                                       ---------    ---------
          Balance of note receivable   $ 360,653    $ 398,256
          Unrecorded accrued interest       --         (8,256)
          Less valuation allowance .    (360,653)    (390,000)
                                       ---------    ---------
                                       $    --      $    --
                                       =========    =========

  (b) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.50 percent at June 30,
    2003) and to be added to the principal balance annually. The loan is due in November 2003. The loan is collateralized by 10,900,000 shares of the Company's stock. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company.

    Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $1,001,166 as of June 30, 2003 ($809,735 as of June 30, 2002).

4. Intangible assets:
    Intangible assets consisted of the following as of June 30, 2003 and 2002:
                                             2003         2002
                                          ---------    ---------
          Lease inception fee ........... $    --      $ 232,995
            Less accumulated amortization      --       (195,711)
                                          ---------    ---------
                                          $    --      $  37,284
                                          =========    =========

  (a) Downtown Properties Development Corporation (DPDC), a wholly owned subsidiary of the Company, was a sublessor of a parcel of land that is subleased to individual owners of a condominium project. The Company capitalized $111,674 of carrying costs prior to subleasing the land in 1980 and was amortizing the capitalized carrying costs over the period of the subleases on the straight-line method.

    On March 20, 2002, the DPDC transferred ownership of its sublessor interests to the condominium owners association based on agreements entered into in October 2001 and approved by the Bureau of Indian Affairs on March 20, 2002. DPDC received a note receivable of $37,500 as consideration for the sublessor interest that DPDC then assigned to the master lessors for a reduction in amounts owed by DPDC to the master lessors. DPDC still owes the master lessors $61,424 plus interest from November 1, 2001. Once this amount is paid, the Company will be released from any further liability under the master lease. As a result of these agreements, the Company recorded a $44,915 impairment loss for a portion of the unamortized balance ($75,615) of the deferred lease costs related to this sublessor interest and discontinued amortizing the deferred lease costs effective October 2001.

    The following is a summary of the results from operations of the Palm Springs sublease included in the financial statements:

                                          2002         2001
                                       ---------    ---------
          Rents ....................   $ 119,000    $ 165,000
          Costs ....................     116,000      163,000
          Impairment loss ..........      45,000         --
          Depreciation .............        --          2,000
                                       ---------    ---------
          Income (loss) from operations  (42,000)        --
          Interest expense .........       5,000       18,000
                                       ---------    ---------
          Income (loss) from
            continuing operations ..   $ (47,000)   $ (18,000)
                                       =========    =========

   (b) In March 1997 the Company paid $232,995 to the lessor of the real estate in which the Grove bowling center is located. The payment represented the balance due for a deferred lease inception fee. The fee was amortized over the then remaining lease term of 75 months.

5. Investments:
   (a) Investments consist of the following:
                                                       2003            2002
                                                   ------------    ------------
   Accounted for on the equity method:
      Investment in UCV, L.P. ..................   $  5,277,007    $(18,008,401)
      Vail Ranch Limited Partnership (Note 11b)          67,000         423,657
                                                   ------------    ------------
                                                      5,344,007     (17,584,744)
      Less Investment in UCV, L.P. classified as
        liability- Distributions received in
        excess of basis in investment ..........           --        18,008,401
                                                   ------------    ------------
                                                      5,344,007         423,657
                                                   ------------    ------------
   Accounted for on the cost basis:
      All Seasons Inns, La Paz .................         37,926          37,926
        Less provision for impairment loss .....        (37,926)        (37,926)
                                                   ------------    ------------
        Total investments ......................   $  5,344,007    $    423,657
                                                   ============    ============

     The following is a summary of the equity in income (loss) from UCV:
                                       2003           2002          2001
                                   -----------    -----------    -----------
         UCV, L.P.                 $26,281,844     $ (59,788)      $ 118,255

    The equity in income (loss) from VRLP (see Note 11b) is included in the income from discontinued operations.

  (b) Investment in UCV, L.P. (real estate operation segment):

    The Company is a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owned University City Village, a 542 unit apartment project in San Diego, California until it was sold April 1, 2003.

    Effective April 1, 2003, the Company began recording its equity in the income (loss) of UCV on a current basis rather than on a 91 day delayed basis. The Company has treated this as a change in its accounting principle and accordingly has classified its $37,675 of equity in the net income of UCV for the period of April 1, 2002 through June 30, 2002 as the cumulative effect of a change in accounting principle in 2003.

    On April 1, 2003, UCV sold the University City Village Apartments for $58,400,000 in cash. After deducting current selling expenses ($2,495,820), paying mortgage loans ($38,000,000), and the refund of lender impounds ($1,340,348), the net sale proceeds to UCV was approximately $19,298,141 and UCV's gain from sale was approximately $52,558,000. UCV is planning on distributing a cumulative amount of approximately $3,500,000 of such proceeds to the Company in partial liquidation of its partnership interest in UCV. Of this total, UCV distributed $1,000,000 to the Company from the proceeds of funds released from escrow on March 17, 2003 and distributed another $1,500,000 to the Company in April 2003. The balance of the distribution is expected to be made after the end of the like-kind exchange transactions. The remaining funds are expected to be reinvested by UCV in "like-kind" property to defer a portion of the income tax consequences of the sale. As part of the sales transaction, the Company earned a $350,000 sales commission that was included in UCV' selling expenses.

    The following is summarized financial information of UCV's balance sheets as of June 30, 2003 and 2002:
                                           2003         2002
                                       -----------  -----------
          Total assets .............   $15,617,000  $ 5,360,000
          Total liabilities ........       406,000   38,613,000

     The following is summarized financial information of UCV's results of operations, which have been classified as discontinued operations in the financial statements of UCV:
                                         Three Months
                             Year Ended     Ended    Year Ended  Year Ended
                               June 30,    June 30,   March 31,   March 31,
                                2003        2002        2002        2001
                             ----------  ----------  ----------  ----------

Revenues ..................  $4,346,000  $1,376,000  $5,406,000  $5,085,000
Operating and general
  And administrative costs    1,554,000     461,000   1,672,000   1,611,000
Depreciation ..............      11,000       3,000      14,000      19,000
Interest and amortization
  of loan costs ...........   2,775,000     836,000   3,504,000   2,797,000
Other expenses ............        --          --          --        20,000
Loss from extinguishment of
  debt ....................        --          --       335,000     401,000
Gain on sale ..............  52,558,000        --          --          --
Income (loss) from
discontinued operations ...  52,564,000      76,000    (119,000)    237,000
Net income (loss) .........  52,564,000      76,000    (119,000)    237,000

    The  apartment  project  was  managed  by  the  Company,   which  recognized
    management fee income of $110,229, $138,371, and $130,957 in the twelve-month periods ended June 30, 2003, 2002, and 2001, respectively. In addition, pursuant to a development fee agreement with UCV dated July 1, 1998, the Company received development fees totaling $72,000 in the year ended June 30, 2003 and $96,000 each in the years ended June 30, 2002 and 2001. The Company had been deferring one half of fees it was receiving from UCV pursuant to a development services agreement. The balance of deferred income at March 31, 2003 ($228,000) was recognized as revenue on April 1, 2003 upon the sale of the property. The Company believes that the terms of these agreements were no less favorable to the Company or UCV than could be obtained with an independent third party.

    A reconciliation of the investment (distributions received in excess of basis) in UCV as of June 30 is as follows:
                                                 2003             2002
                                             ------------     -------------
       Balance, beginning                    $(18,008,401)    $ (15,792,373)
       Equity in income (loss), net            26,319,519           (59,788)
       Cash distributions                      (3,025,500)       (2,102,820)
       Amortization of purchase price in
          excess of equity in net assets           (8,611)         ( 53,420)
                                             -------------     ------------
       Balance, ending                       $  5,277,007      $(18,008,401)
                                             =============     ============

  (c) Other investment:

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

6. Long-term and short-term debt:

  (a) The principal payments due on notes payable during the next five fiscal years are as follows: $5,771 in 2004.

  (b) The Company borrowed a total of $2,700,000  ($150,000 in 2002,  $1,200,000 in 2001 and $1,350,000 in 2000) from the Company's partner in UCV (Lender) of which $725,631 (including $280,631 reclassified from accrued interest in
    2003),   $955,000  and  $1,300,000   was  paid  in  2003,   2002  and  2001,
    respectively. The loans were unsecured, due on demand and bore interest monthly at a base rate plus 1 percent . The Company admitted the Lender and an affiliate of the Lender as partners in Old Vail Partners with a liquidating partnership interest for which they received combined distributions of $112,410 in the year ended June 30, 2001 and their partnership interests were liquidated. The Company also provided the Lender with an ownership interest in Penley Sports that would provide the Lender with a 10 percent interest in profits and distributions. Although the terms of these loans are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

  (c) On February 27, 2003 the Company borrowed $75,000 from its partner in OVP, LP. The loan was unsecured, due on demand and bore interest at the rate of 10 percent. The loan plus accrued interest of $884 was paid on April 11, 2003. Although the terms of this loan is likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

  (d) On January 11, 2002, the Company borrowed $300,000 from Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, pursuant to a short term loan agreement that was paid on March 27, 2002. During the term of the loan $8,200 of interest (10% per annum) was paid to Elkan. Although the terms of this note are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

7. Commitments and contingencies:

  (a) The Company leases its golf club shaft manufacturing plant under a ten year operating lease agreement, which commenced April 1, 2000. The lease provides for fixed annual minimum rentals in addition to taxes, insurance and maintenance for each of the years ending June 30 as follows: 2004- $241,000, 2005- $247,000, 2006- $247,000, 2007- $247,000, 2008- $247,000,
    thereafter- $430,000. Commencing April 1, 2005 the lease provides for adjustments to the rent based on increases in a consumer price index, not to exceed six percent per annum. The lease also provides for two options that each extend the lease for an additional five years. The rent for the first year of the first option will be based on a five percent increase over the previous year's rent. Subsequent year's rent will be adjusted based on increases in the consumer price index. Rental expense for the manufacturing facilities was $234,105 in 2003, $227,288 in 2002, and $220,688 in 2001.

    The Company has subleased a portion of the golf club shaft manufacturing plant to different tenants since November 1, 2001. The current sublease commenced November 1, 2002 and continues through October 31, 2004. Rental income from subleases was $78,957 in 2003, $71,136 in 2002 and $46,400 in 2001. These amounts are presented as rental revenues.

  (b) The Company's employment agreement with Harold S. Elkan expired on January 1, 1998, however the Company is continuing to honor the terms of the agreement until such time as it is able to negotiate a new contract. The agreement provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at the time of termination plus $50,000. As of June 30, 2003, his annual salary was $350,000.

    (c) A lawsuit was filed on January 10, 2003 in the United States District Court in the Southern District of California by Masterson Marketing, Inc. (Masterson) against Penley Sports, LLC. Masterson's lawsuit claims copyright infringement, breach of contract, breach of fiduciary duty, constructive fraud and conversion. Masterson is seeking damages in excess of $450,000. The Company filed a motion to dismiss all claims. Masterson dropped all claims except for the claims of copyright infringement and breach of contract. The balance of the motion to dismiss is waiting for a court decision. It is not possible at this time to predict the outcome of this litigation. We intend to vigorously defend against these claims.

  (d) The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters, other than as described in
    Note 7(c) will have a material adverse affect on the Company's financial position.

8. Income taxes

    At June 30, 2003, the Company had net operating loss carry-forwards of $13,042,000 for federal income tax purposes and $5,475,000 for California state income tax purposes. The carryforwards expire from years 2004 to 2022. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences.

    In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance primarily for impairment losses and state net operating loss carryforwards which may expire before they can be utilized. The decrease in the valuation allowance in 2003 primarily related to the increased likelihood that federal net operating loss carryforwards will be realized due to taxable income from partnerships to be recognized by the Company for tax purposes in 2004.

    The income tax expense attributable to income (loss) from continuing operations for the years ended June 30, 2003, 2002, and 2001 is as follows:

                                             2003         2002         2001
                                         -----------  -----------  -----------
     Current ........................... $      --    $      --    $      --
                                         -----------  -----------  -----------
     Deferred:
        Federal ........................   4,378,000         --           --
        State ..........................   1,460,000         --           --
                                         -----------  -----------  -----------
          Total deferred ...............   5,838,000
                                         -----------  -----------  -----------
          Total expense ................ $ 5,838,000  $      --    $      --
                                         ===========  ===========  ===========

    The following is a reconciliation of the normal expected federal income tax rate of 34 percent to the income (loss) from continuing operations in the financial statements:
                                             2003         2002         2001
                                         -----------  -----------  -----------
     Expected federal income tax expense
        (benefit) ...................... $ 8,491,000  $  (743,000) $  (136,000)
     State tax, net of federal benefit .   1,457,000     (128,000)     (23,000)
     Increase (decrease) in valuation
        allowance ......................  (4,351,000)     620,000      (36,000)
     Expiration of net operating loss
        carryforward ...................     185,000      191,000      149,000
     Other .............................      56,000       60,000       46,000
                                         -----------  -----------  -----------
     Provision for income tax expense .. $ 5,838,000  $      --    $      --
                                         ===========  ===========  ===========

    The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 2003 and 2002:

                                                         2003            2002
                                                   ------------    ------------
   Deferred tax assets :
      Net operating loss carryforwards .........   $  4,753,000    $  4,275,000
      Accumulated depreciation and
        amortization ...........................        101,000         270,000
      Valuation allowance for impairment
        losses .................................        919,000         765,000
      Other ....................................        163,000         316,000
                                                   ------------    ------------
        Total net deferred tax assets ..........      5,936,000       5,626,000
        Less valuation allowance ...............     (1,275,000)     (5,626,000)
                                                   ------------    ------------
   Net deferred tax assets .....................   $  4,661,000    $       --
                                                   ============    ============
   Deferred tax  liabilities:
          Gain on sale to be recognized ........   $  5,407,000    $       --
          Gain on sale to be deferred ..........      5,107,000            --
                                                   ------------    ------------
    Total net deferred tax liabilities .........   $ 10,514,000    $       --
                                                   ============    ============

9. Leasing activities:

    The Company, as lessor, leased office space in an office building under operating leases that were primarily for periods ranging from one to five years, occasionally with options to renew. This office building was sold in December 2000. The Company was also a sublessor of land to condominium owners under operating leases with an approximate remaining term of 44 years which commenced in 1981 and 1982. On March 20, 2002, the Company sold it interests in the subleases (see Note 4a).

    On December 28, 2000 the Company sold its office building for $3,725,000 and recorded a gain of $2,764,483. The consideration consisted of the assumption of the existing loan with a principal balance of $1,950,478 and cash of $1,662,337. The cash proceeds were net of selling expenses of $163,197, credits for lender impounds of $83,676, deductions for security deposits of $26,463 and prepaid rents of $6,201. The Company has been released from liability under the existing loan except for those acts, events or omissions that occurred prior to the loan assumption. The Company had occupied approximately 5,000 square feet of space in the building since 1984. The existing lease expires in September 2011. In conjunction with a lease modification with the new owner of the office building, the Company vacated the premises on April 6, 2001 and moved into the factory space occupied by its subsidiary, Penley Sports, LLC. However, because the lease commitment was a condition to the original loan agreement, the lender will only allow the Company to be conditionally released from its remaining lease obligation. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space. The future minimum rent payments under the lease agreement are as follows for the years ending June 30: $72,000- 2004; $75,000- 2005; $77,000- 2006; $79,000 in 2007, $82,000 in
    2008, $283,000 thereafter and $668,000 in the aggregate.

     The following is a summary of the results from operations of the office building included in the financial statements:
                                             2001
                                           --------
       Rents ...........................   $243,000
       Costs ...........................     54,000
       Allocated SG&A ..................     13,000
       Depreciation ....................     16,000
                                           --------
       Income from operations ..........    160,000
       Interest expense ................     81,000
                                           --------
       Income from continuing operations   $ 79,000
                                           ========

10. Business segment information:

    The Company operates principally in two business segments: commercial real estate rental, and golf club shaft manufacturing. Other revenues, which are not part of an identified segment, consist of property management and development fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage. Two segments, bowling centers and real estate development, were disposed of in the fourth quarter of 2003 (Note 11).

    The following is summarized information about the Company's operations by business segment.

                                              Real Estate                   Unallocated
                                               Operation         Golf        And Other         Totals
                                             ------------    -----------    -----------    ------------
YEAR ENDED JUNE 30, 2003
------------------------
Revenues .................................   $     78,957    $ 3,038,746    $   925,847    $  4,043,550
Depreciation and amortization ............          8,611        167,485         19,127         195,223
Impairment losses ........................           --             --             --              --
Interest expense .........................          5,436           --           52,220          57,656
Equity in income of investee .............     26,281,844           --             --        26,281,844
Gain on disposition ......................           --             --             --              --
Segment profit (loss) ....................     26,271,354     (1,607,743)       231,404      24,895,015
Investment income ........................                                                       41,566
Loss from continuing
  operations .............................                                                   24,936,581
Significant non-cash items ...............    (26,319,519)          --             --       (26,319,519)
Segment assets ...........................      5,277,908      1,896,012      5,490,999      12,664,919
Investment in equity of
  investees ..............................      5,277,007           --             --         5,277,007
Expenditures for segment .................           --            5,210         12,640          17,850
  assets
Information for disposed
  segments:
    Assets ...............................                                                       67,000
    Expenditures .........................                                                         --

YEAR ENDED JUNE 30, 2002
------------------------
Revenues .................................   $    190,234    $ 2,589,293    $   515,773    $  3,295,300
Depreciation and amortization ............         53,894        170,011         47,418         271,323
Impairment losses ........................         44,915           --             --            44,915
Interest expense .........................          4,986           --           79,693          84,679
Equity in loss of investee ...............        (59,788)          --             --           (59,788)
Gain on disposition ......................           --             --             --              --
Segment profit (loss) ....................       (162,807)    (1,816,846)      (236,564)     (2,216,217)
Investment income ........................                                                       29,697
Loss from continuing
  operations .............................                                                   (2,186,520)
Significant non-cash items ...............        104,703           --             --           104,703
Segment assets ...........................          2,296      2,227,595        132,502       2,362,393
Investment in equity of
  investees ..............................           --             --             --              --
Expenditures for segment
  assets .................................           --             --             --              --
Information for disposed
  segments:
    Assets ...............................                                                      541,010
    Expenditures .........................                                                         --

YEAR ENDED JUNE 30, 2001
------------------------
Revenues .................................   $    477,620    $ 1,527,117    $   311,399    $  2,316,136
Depreciation and amortization ............         71,099        149,558         43,495         264,152
Impairment losses ........................           --             --             --              --
Interest expense .........................         98,750          4,048        196,350         299,148
Equity in income of investee .............        118,255           --             --           118,255
Gain on disposition ......................      2,764,483           --             --         2,764,483
Segment profit (loss) ....................      2,913,074     (2,753,777)      (591,364)       (432,067)
Investment income ........................                                                       32,623
Loss from continuing
  operations .............................                                                     (399,444)
Significant non-cash items ...............     (2,882,738)          --             --        (2,882,738)
Segment assets ...........................        118,785      2,106,825        164,387       2,389,997
Investment in equity of
  investees ..............................           --             --             --              --
Expenditures for segment
  assets .................................           --          433,043         43,454         476,497
Information for disposed
  segments:
    Assets ...............................                                                    1,058,477
    Expenditures .........................                                                       61,594

                                             2003         2002         2001
                                         -----------  -----------  -----------
     Revenues per segment schedule ..... $ 4,043,550  $ 3,295,300  $ 2,316,136
     Intercompany rent eliminated ......        --           --        (32,985)
                                         -----------  -----------  -----------
     Consolidated revenues ............. $ 4,043,550  $ 3,295,300  $ 2,283,151
                                         ===========  ===========  ===========

11. Disposition of business segments:

    During the year ended June 30, 2003, the Company ceased operations in two business segments. The following is a summary of the income (loss) from the discontinued business segments excluding the $15,000 of income tax expense related to 2003:
                                            2003         2002         2001
                                         -----------  -----------  -----------
     Bowling ........................... $  (198,164) $   (10,619) $   140,519
     Real estate development ...........     236,119       18,211    3,661,437
                                         -----------  -----------  -----------
                                         $    37,955  $     7,592  $ 3,801,956
                                         ===========  ===========  ===========

  (a) Bowling segment:

    On May 31, 2003, the Company ceased operations at the leased facility (lease expired June 2003) occupied by the Grove Bowling Center. The Company sold the machinery and equipment for $19,465 and recorded a gain of $16,716. The cost and accumulated depreciation of the assets sold were $473,861 and $471,112, respectively.

    On December 29, 2000 the Company sold the land and building occupied by the Valley Bowling Center for $2,215,000 cash and recorded a gain of $482,487. The proceeds of the sale were used to pay the existing loan of $1,650,977 and selling expenses of $167,672. The bowling center discontinued its operations on December 21, 2000.

    The following is a summary of the results of operations of the bowling segment:
                                             2003         2002         2001
                                         -----------  -----------  -----------
     Revenues .......................... $ 1,441,508  $ 1,783,545  $ 2,209,585
     Bowl costs ........................  (1,277,431)  (1,404,006)  (1,851,210)
     SG&A-direct .......................    (231,397)    (236,068)    (389,827)
     SG&A-corporate allocation .........    (125,000)    (117,465)    (182,291)
     Depreciation ......................     (22,560)     (36,625)     (37,108)
     Amortization of loan fees .........        --           --        (15,714)
     Interest expense ..................        --           --        (75,403)
     Gain from sale ....................      16,716         --        482,487
                                         -----------  -----------  -----------
     Income (loss) ..................... ($  198,164) ($   10,619) $   140,519
                                         ===========  ===========  ===========

   (b) Real estate development segment:

    During the three years ended June 30, 2003, the Company's real estate development activities related to undeveloped land that was owned through a consolidated subsidiary, Old Vail Partners (OVP), and an unconsolidated subsidiary, Vail Ranch Limited Partnership (VRLP), which was accounted for using the equity method of accounting. The Company owns a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership (OVP). OVP owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). The other partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $1,780,838 has been paid through June 30, 2003 ($370,838 in 2003,
    $50,000 in 2002,  $860,000 in 2001,  $50,000 in 1999 and  $450,000 in 1998).
    This limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets. Three other parties were granted liquidating partnership interests related to either their efforts with achieving the zoning approval for the 33 acres described below or making a loan to the Company that was used to fund payments to the County of Riverside for delinquent taxes. These partners received distributions totaling $1,312,410 from the sale of the undeveloped land in the year ended June 30, 2001 and their limited partnership interests were liquidated.

     The following is a summary of the results of operations of the real estate development segment:
                                                2003         2002         2001
                                         -----------  -----------  -----------
     Costs ............................. $      --    $      --    $  (156,688)
     SG&A- allocate ....................        --           --        (20,000)
     Provision for impairment loss .....     (88,881)        --           --
     Interest expense ..................        --           --       (235,208)
     Gain on sale ......................        --           --      5,544,743
     Minority interest .................        --           --     (1,312,410)
     Equity in income (loss) of
       investee.........................     325,000       18,211     (159,000)
                                         -----------  -----------  -----------
     Income ............................ $   236,119  $    18,211  $ 3,661,437
                                         ===========  ===========  ===========

    OVP owned 33 acres of undeveloped land in Temecula, CA which was sold on June 1, 2001 to an unrelated developer for $6,375,000 cash plus assumption of the non-delinquent balance of the assessment district obligation ($1,001,274). The transaction resulted in a recorded a gain of $5,544,743. The cash proceeds were used to pay $2,459,477 of delinquent taxes and assessments related to the property and $299,458 of selling expenses. The land had a carrying value of $1,501,318 at the time of sale, which was net of a $2,409,000 impairment loss provision recorded in the year ended June 30, 1997.

    VRLP is a partnership formed in September 1994 between OVP (60 percent ownership interest since 1999) and a third party (Developer) to develop 32 acres of the land that was contributed by OVP to VRLP. During the fiscal year ended June 30, 1997, VRLP constructed a 107,749 square foot retail complex which utilized approximately 14 of the 27 developable acres. On January 1, 1998, VRLP sold the retail complex for $9,500,000. On August 7, 1998, VRLP executed a limited liability company operating agreement for Temecula Creek, LLC (Temecula Creek) with the buyer of the retail center to develop the remaining 13 acres. VRLP, as a 50 percent member and the manager, contributed the remaining 13 acres of developable land at an agreed upon value of $2,000,000 and the other member contributed cash of $1,000,000, which was distributed to VRLP as a capital distribution.

    On February 21, 2003 Vail Ranch Limited Partners (VRLP) sold its interest in Temecula Creek LLC (TC) to its other partner in TC (ERT). The sale price consisted of $1,318,180 cash plus one-half of the sale proceeds from the remaining parcel of undeveloped land owned by TC when it is sold. $100,000 of the sales proceeds are being held in an escrow to be applied to any post closing claims ERT may have related to warranties and normal prorations in the sale contract for the TC interest. The cash proceeds to VRLP of $1,218,180 received in February 2003 were partially offset by $225,000 of fees paid to one of the VRLP partners. The Company received a distribution of $592,776 of which $370,838 was paid to the holder of the minority interest in Old Vail Partners. VRLP recorded a $843,326 gain from the sale of the partnership interest. This gain was partially offset by VRLP's agreement to pay its general partner $225,000 of fees related to the sale of the partnership interest.

    The Company recorded provisions for impairment losses of $480,000 in June 1998 and $88,881 in March 2003 to reduce the carrying value of its investment in VRLP to reflect an amount equal to the estimated distributions the Company would receive based on the estimated fair market value of VRLP's assets and liabilities.

    The following is summarized financial information of VRLP as of June 30, 2003 and 2002 and for the years then ended:

                                             2003        2002
                                           ---------    --------
          Assets:
            Investment in Temecula Creek   $ 159,000    $588,000
            Other assets ...............      13,000      10,000
                Total assets ...........     172,000     598,000
          Total liabilities ............      39,000      14,000
          Partners' capital ............     133,000     584,000
          Gain on sale of investment ...     635,000        --
          Equity in income (loss) of
             Temecula Creek ............     (77,000)     30,000
          Net income ...................     541,000      30,000

     The following is a reconciliation of the investment in Vail Ranch Limited
Partnership:
                                              2003        2002
                                           ---------    --------
          Balance, beginning ...........   $ 903,657    $885,446
          Equity in net income .........     325,000      18,211
          Distributions received .......    (592,776)       --
                                           ---------    --------
          Balance, ending ..............     635,881     903,657
            Less valuation allowance ...    (568,881)   (480,000)
                                           ---------    --------
                                           $  67,000    $423,657
                                           =========    ========

12. Supplementary Non-Cash information:

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

13. Liquidity:

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on obtaining additional investors in its subsidiary, Penley Sports, or increases in the sales volume of Penley Sports. The consolidated financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

15. Quarterly financial data (unaudited):

    The following summarizes the condensed quarterly financial information for the Company:

                                                            QUARTERS ENDED 2003
                                          ------------------------------------------------------
                                          September 30   December 31    March 31        June 30
                                           ----------    ----------    ----------    -----------
     Revenues ..........................      743,102       681,857       918,350      1,700,241
     Total costs and expenses ..........    1,218,173     1,100,346     1,296,841      1,757,363
     Other income & expense, net .......       15,616        22,347       (78,700)    26,306,491
     Income tax expense ................         --            --            --        5,838,000
     Income (loss) from
       continuing operations ...........     (459,455)     (396,142)     (457,191)    20,411,369
     Income (loss) from
       discontinued operations .........      (65,522)      (42,747)      258,092       (126,868)
     Cummulative effect of change in
       accounting principle ............       37,675          --            --             --
     Net income (loss) .................     (487,302)     (438,889)     (199,099)    20,284,501
     Basic and diluted income
       (loss) per common share from:
        Continuing operations ..........        (0.02)        (0.01)        (0.02)          0.75
        Net income (loss) ..............        (0.02)        (0.02)        (0.01)           0.75

                                                            QUARTERS ENDED 2002
                                           -----------------------------------------------------
                                          September 30   December 31    March 31       June 30
                                           ----------    ----------    ----------    -----------
     Revenues ..........................   $  587,290    $  565,766    $  981,804    $ 1,160,440
     Total costs and expenses ..........    1,186,730     1,147,434     1,443,410      1,589,476
     Other income & expense, net .......        3,295        11,374       (20,853)      (108,586)
     Income tax expense ................         --            --            --             --
     Loss from
       continuing operations ...........     (596,145)     (570,294)     (482,459)      (537,622)
     Income (loss) from
       discontinued operations .........     (111,573)       20,187        73,765         25,213
     Net loss ..........................     (707,718)     (550,107)     (408,694)      (512,409)
     Basic and diluted
        loss per common share from:
        Continuing operations ..........        (0.02)        (0.02)        (0.02)         (0.02)
        Net loss .......................        (0.03)        (0.02)        (0.01)         (0.02)

     Certain amounts in the quarterly financial information for 2002 and the first three quarters of 2003 have been reclassified to conform to the classification of the bowling and real estate development segments to discontinued operations in the fourth quarter of 2003. In addition, the impact on the fourth quarter of 2003 of the change in accounting principle described in footnote 5(b) was to record the Company's share of the gain on the sale of UCV of $26,278,831 in the fourth quarter of 2003 rather than in the first quarter of 2004.

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of June 30, 2003 and 2002, and the related statements of operations and partners' equity (deficit) and cash flows for the years ended
June 30, 2003, March 31, 2002 and March 31, 2001 and the three-month period ended June 30, 2002. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003, March 31, 2002 and March 31, 2001 and the three-month period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(k) to the financial statements, effective April 1, 2003 the Partnership changed its year-end to June 30.



                                    KPMG LLP

San Diego, California
September 5, 2003, except for Note 7 as to which the date is September 26, 2003

                               UCV, L.P.
                   (A CALIFORNIA LIMITED PARTNERSHIP)
                BALANCE SHEETS - JUNE 30, 2003 and 2002


                                                    2003          2002
                                                ------------   ----------

Property and equipment (Note 3):
     Land ...................................   $       --     $1,289,565
     Buildings ..............................           --      5,189,188
     Equipment ..............................           --        542,366
                                                ------------   ----------
                                                        --      7,021,119
     Less accumulated depreciation ..........           --     (5,706,722)
                                                ------------   ----------
                                                        --      1,314,397

Cash ........................................        119,293      249,550
Restricted cash (Note 3) ....................           --      1,109,082
Cash held by accommodator (Note 5) ..........     15,123,883         --
Accounts receivable .........................         75,620       31,373
Prepaid expenses ............................         20,728      189,896
Redevelopment planning costs ................           --      1,615,501
Deferred acquisition costs ..................         77,015         --
Deferred loan costs, less accumulated
 amortization of $352,224 in 2002  ..........           --        850,044
Deposits to purchase escrows ................        200,000         --

                                                ------------   ----------
                                                $ 15,616,539   $5,359,843
                                                ============   ==========






               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Long-term debt (Note 3) .....................   $       --     $38,000,000
Accounts payable ............................         56,333       372,273
Account payable- affiliate (Note 5) .........        350,000          --
Other accrued expenses ......................           --          14,621
Tenants' security deposits ..................           --         225,930

                                                ------------   -----------
                                                     406,333    38,612,824

Partners' equity (deficit) ..................     15,210,206   (33,252,981)

                                                ------------   -----------
                                                $ 15,616,539   $ 5,359,843
                                                ============   ===========


                      See accompanying notes to financial statements.

                                    UCV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY (DEFICIT)
         FOR THE YEARS ENDED JUNE 30, 2003, MARCH 31, 2002 AND 2001 AND
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                            Three
                                                            Months
                                           Year Ended       Ended         Year Ended      Year Ended
                                             June 30,       June 30,       March 31,       March 31,
                                              2003            2002            2002            2001
                                          ------------    ------------    ------------    ------------

Income (loss) from
  discontinued operations .............   $ 52,563,687    $     75,350    $   (119,577)   $    236,509
                                          ------------    ------------    ------------    ------------

Net income (loss) .....................     52,563,687          75,350        (119,577)        236,509

Partners' deficit, beginning of year ..    (33,252,981)    (32,871,331)    (28,370,933)    (26,617,542)

Cash distributed to partners ..........     (4,100,500)       (457,000)     (4,380,821)     (1,989,900)
                                          ------------    ------------    ------------    ------------

Partners' equity (deficit), end of year   $ 15,210,206    ($33,252,981)   ($32,871,331)   ($28,370,933)
                                          ============    ============    ============    ============



                 See accompanying notes to financial statements.

                                    UCV, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED JUNE 30, 2003, MARCH 31, 2002 AND 2001 AND
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                                    Three
                                                                    Months
                                                   Year Ended       Ended       Year Ended     Year Ended
                                                     June 30,      June 30,      March 31,      March 31,
                                                       2003          2002          2002           2001
                                                  ------------   ------------   ------------   ------------
Cash flows from operating activities:
   Net income (loss) ..........................   $ 52,563,687   $     75,350   ($   119,577)  $    236,509
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation ............................         10,649          3,102         14,399         18,875
      Amortization of deferred loan costs .....        777,022        282,387        679,668        204,837
      Loss from extinguishment of debt ........           --             --          335,042        401,444
      Gain on sale ............................    (52,557,662)          --             --             --
      Other ...................................         48,500           --             --           20,000
   Changes in assets and liabilities:
     Increase in restricted cash ..............       (231,266)       (88,074)       (38,137)       (57,478)
    (Increase) decrease in receivables ........        (44,247)          (695)       (18,568)            57
    (Increase) decrease in prepaid expenses ...        169,168       (155,262)        62,689         11,876
     Increase (decrease) in accounts
      payable and other accrued expenses ......         19,439         87,783        183,490        (71,467)
     Decrease in accrued interest .............           --             --         (155,533)       (52,520)
     Increase (decrease) in security deposits .       (225,930)        12,668          4,729         12,999
                                                  ------------   ------------   ------------   ------------
   Net cash provided by operating activities ..        529,360        217,259        948,202        725,132
                                                  ------------   ------------   ------------   ------------

Net cash flows from investing activities:
   Additions to redevelopment costs ...........       (422,000)       (23,163)      (354,717)      (406,467)
   Additions to property and equipment ........         (5,269)        (1,357)        (7,424)        (3,760)
   Proceeds from sale .........................     55,928,702           --             --             --
   Deposits to purchase escrows ...............       (200,000)          --             --             --
   Increase in cash at accommodator ...........    (15,123,883)          --             --             --
   Additions to deferred acquisition costs ....        (77,015)          --             --             --
                                                  ------------   ------------   ------------   ------------
     Net cash provided (used) by
         investing activities .................     40,100,535        (24,520)      (362,141)      (410,227)
                                                  ------------   ------------   ------------   ------------

Cash flows from financing activities:
   Principal payments on long-term debt .......           --             --             --         (560,803)
   Extinguishment of long-term debt ...........    (38,000,000)          --      (33,000,000)   (28,478,687)
   Costs related to early
     extinguishment of debt ...................           --             --             --         (295,260)
   Proceeds from long term debt ...............           --             --       38,000,000     33,000,000
   Refund of restricted cash held by
     lender ...................................      1,340,348           --          903,531        161,907
   Funding of restricted cash from
     loan proceeds ............................           --             --       (1,079,371)      (754,040)
   Loan costs .................................           --              298     (1,241,928)      (965,765)
   Cash distributed to partners ...............     (4,100,500)      (457,000)    (4,380,821)    (1,989,900)
                                                  ------------   ------------   ------------   ------------
     Net cash provided (used) by
         financing activities .................    (40,760,152)      (456,702)      (798,589)       117,452
                                                  ------------   ------------   ------------   ------------

Net increase (decrease) in cash ...............       (130,257)      (263,963)      (212,528)       432,357
Cash, beginning of period .....................        249,550        513,513        726,041        293,684
                                                  ------------   ------------   ------------   ------------
Cash, end of period ...........................   $    119,293   $    249,550   $    513,513   $    726,041
                                                  ============   ============   ============   ============
Supplemental cash flow information:
   Interest paid ..............................   $  1,949,170   $    553,900   $  2,979,509   $  2,644,607
                                                  ============   ============   ============   ============

                       See accompanying notes to financial statements

                                   UCV, L.P.
                       (a California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
        YEARS ENDED JUNE 30, 2003, MARCH 31, 2002, AND MARCH 31, 2001 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

1. Organization and Summary of Significant Accounting Policies:

  (a) Organization- Effective June 1, 1994 the form of organization was changed from a joint venture to a limited partnership and the name of the entity was changed from University City Village to UCV, L.P., a California limited partnership (the Partnership). The Partnership conducts business as University City Village.

  (b) Leasing arrangements- Until April 1, 2003, when the apartment project was sold, the Partnership leased apartments under operating leases that were substantially all on a month-to-month basis. The apartment operations were the Partnership's only business segment. Rental revenues were recognized when earned.

  (c) Property and equipment and depreciation- Property and equipment are stated at cost. Depreciation was provided using the straight-line method based on the estimated useful lives of the property and equipment (33 years for real property and 3-10 years for equipment). The depreciable basis of the property and equipment for tax purposes was essentially the same as the financial statement basis.

  (d) Income taxes- For income tax purposes, any profit or loss from operations is includable in the income tax returns of the partners and, therefore, a provision for income taxes is not required in the accompanying financial statements.

  (e) Redevelopment planning costs- The Partnership capitalized engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project.

  (f) Deferred loan costs- Costs incurred in obtaining financing were amortized using the straight-line method over the term of the related loan.

  (g)  Fair  value  of  financial   instruments  -  The  following  methods  and
    assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

      Cash, restricted cash, cash held by accommodator, accounts receivable, accounts payable, accrued interest and other accrued expenses- the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.
        Long-term debt - The carrying value of long-term debt reported in the balance sheet approximates the fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Partnership in the marketplace for similar instruments.

  (h) Derivative Financial Instruments- The Partnership adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001. As a result of refinancing the Partnership's long-term debt, the new loan agreement requires the Partnership to maintain an interest rate cap (the
    Cap) on the notional principal amount of the debt. The Partnership used this derivative financial instrument to effectively manage the interest rate risk of its variable rate note payable. Accounting for any gains or losses resulting from changes in the market value of the derivative depend upon the use of the derivative and whether it qualifies for hedge accounting.

    The instrument was negotiated with a high credit quality counterparty, therefore, the risk of nonperformance by the counterparty is considered to be negligible. See additional information regarding derivative financial instruments in Note 4.

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED JUNE 30, 2003, MARCH 31, 2002, AND MARCH 31, 2001 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

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

  (k) Accounting period- effective April 1, 2003 the Partnership changed the date of its fiscal year end from March 31 to June 30 to conform to the fiscal year end of one of the partners (See Note 6).

  (l) Basis of presentation- As a result of the sale of the sole asset of the Partnership on April 1, 2003, the results of operations for each of the periods presented have been classified as discontinued operations.

2. Related party transactions:

    An affiliate of a partner provided management services for an unspecified term to the Partnership and was paid a fee equal to 2-1/2 percent of gross revenues, as defined.

    In July 1998 the Partnership entered into development services agreements with two affiliates of a partner. The agreements are cancelable on 30 days notice and relate to planning for redevelopment of the apartments. The affiliate was paid the following amounts for these development services:
    $72,000 for the year ended June 30, 2003; $96,000 for each of the years ended March 31, 2002 and 2001; and $24,000 for each of the three month periods ended June 30, 2002 and 2001.

    The Partnership paid a $50,000 fee to Harold S. Elkan (Elkan) for his personal guarantee of certain provisions of the Partnership's long-term debt (see Note 3). Elkan is the President and, indirectly, the controlling shareholder of Sports Arenas, Inc., which is the parent company of one of the partners in UCV.

    As part of the sales transaction described in Note 5, an affiliate of a partner earned a sales commission of $350,000.

3. Long-term debt:

    On April 1, 2003, the Partnership sold its 542 unit apartment project and paid the related debt of $38,000,000. As of June 30, 2002 long-term debt consisted of the following:

       Payable in monthly installments of interest
         (5.4% as of June 30, 2002) based on a
         variable rate of interest equal to LIBOR
         plus 3 percentage points plus principal
         based on a 30 year amortization
         schedule. Balance due April 1, 2003.           $36,000,000
       Payable in monthly installments of interest
         only based on a fixed rate of 12-1/2%
         interest. Balance due April 1, 2003.             2,000,000
                                                        -----------
       Total                                            $38,000,000
                                                        ===========

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED JUNE 30, 2003, MARCH 31, 2002, AND MARCH 31, 2001 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002


    On March 8, 2002, UCV refinanced its $33,000,000 note payable with two loans totaling $38,000,000. Each of the loans matured April 1, 2003 and provided for a six month extension upon meeting certain financial criteria. The first deed of trust was $36,000,000 and provided for monthly payments equal to interest plus principal based on a 30 year amortization schedule. Interest was based on an annual interest rate of 300 basis points above the greater of the 30-Day LIBOR rate or 2.4 percent, adjusted monthly. UCV paid a $48,500 fee to cap the base rate of LIBOR at 4 percent, which effectively capped the maximum interest rate charged at 7 percent over the term. This note was collateralized by UCV's land, buildings and leases. The Partnership was required to make monthly payments of approximately $29,358 to a property tax and insurance impound account and $15,803 to a replacement reserve account maintained by the lender. Additionally, $787,198 was deducted from the loan proceeds and was being held by the lender as funds to be used for estimates of deferred maintenance. This amount was included in Restricted Cash in the balance sheet as of June 30, 2002.

    The second deed of trust was $2,000,000 and provided for monthly payments of interest only at an annual rate of 12-1/2 percent. This loan was payable in full at any time subject to a fee equal to the difference between $185,000 and the amount of interest paid from inception to the loan payoff date. This loan was collateralized by UCV's land, buildings, and leases and the ownership interests of UCV's partners.

    The proceeds of the new loans, after extinguishing the $33,000,000 note payable were utilized to: pay loan costs of $1,178,044 and pay distributions to the partners of $3,400,000 in March 2002. The refinancing resulted in charges of $335,042 related to the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as loss from extinguishment of debt in the financial statements of UCV in its fourth quarter ended March 31, 2002.

    On March 8, 2001, the Partnership paid its then existing $28,478,687 note payable with the proceeds from a $33,000,000 loan due August 2002. The new loan provided for monthly payments of interest only at a variable rate of interest equal to LIBOR (not less than 6 percent) plus 2-1/2 percentage points. UCV paid a $30,000 fee to cap LIBOR at 6 percent. The note payable was collateralized by the land, buildings, leases and security deposits. The refinancing resulted in charges of $401,444 related to the prepayment penalty of $295,260 and $106,184 of the unamortized portion of deferred loan costs related to the old note payable. These charges were classified as loss from extinguishment of debt in the financial statements for the year ended March 31, 2001.

    The Partnership adopted Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145") on July 1, 2002. Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require the Partnership to reclassify prior period items that do not meet the extraordinary classification. Accordingly, losses from extinguishment of debt in the years ended March 31, 2002 and 2001 that had previously been classified as extraordinary items have been reclassified and included in the income (loss) from discontinued operations.

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED JUNE 30, 2003, MARCH 31, 2002, AND MARCH 31, 2001 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

4. Interest Rate Cap:

    The Partnership adopted SFAS 133 on January 1, 2001. Due to the extensive documentation and administration requirements of SFAS 133, the Partnership's derivative instruments did not currently qualify for hedge accounting treatment. Although the Partnership's Caps as of March 31, 2002 and 2001 were designed as a cash flow hedge, the Partnership cannot adopt hedge accounting treatment, until all required documentation is completed and hedging criteria is met. Since SFAS 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, the Partnership accounted for the Caps in this manner. For the years ended March 31, 2001 and June 30, 2003 the Partnership recorded a loss of $20,000 and $48,500, respectively in other expense in the statement of operations for the change in the value of the Cap since inception of the transactions on March 8, 2001 and March 8, 2002, respectively.

5. Sale of property:

    On April 1, 2003 the Partnership sold its property and equipment for $58,400,000 cash to an unrelated third party. The net proceeds from the sale were $19,298,141 after deducting current selling expenses of $2,495,820, paying the related mortgage loans of $38,000,000 and receiving a $1,340,348 refund of lender impounds. The Partnership utilized $4,009,000 of the proceeds to fund cash distributions to the partners and pay other Partnership obligations. The balance of the funds $15,289,722, were deposited in a special escrow with a qualified intermediary ("exchange accommodator") for purposes of meeting the Internal Revenue Service criteria for purchasing "like-kind" property and thereby qualifying to defer the taxability of a portion of the gain from the sale of the property on April 1, 2003 (See Note 7).

    The sale resulted in a gain of $52,557,662 after deducting current selling expenses plus $53,613 of costs deferred from a prior period, cost of property and equipment of $7,016,738 less accumulated depreciation of $5,707,721, and the accumulated redevelopment planning costs of $2,037,501. In accordance with SFAS 66, Accounting for Sales of Real Estate, this gain was recognized at the time of sale because the profit was determinable and the earnings process was complete.

    The following is a summary of the results of operations of the 542 unit apartment project for each of the periods presented, which have been classified as discontinued operations:

                                                       Three
                                                       Months
                                       Year Ended      Ended     Year Ended   Year Ended
                                         June 30,     June 30,     March 31,    March 31,
                                          2003          2002          2002           2001
                                      -----------   -----------   -----------    -----------
Revenues:
   Apartment rentals ..............   $ 4,175,467   $ 1,331,324   $ 5,206,822    $ 4,903,939
   Other rental related ...........       170,408        44,219       198,896        180,718
                                      -----------   -----------   -----------    -----------
                                        4,345,875     1,375,543     5,405,718      5,084,657
                                      -----------   -----------   -----------    -----------
Costs and expenses:
   Operating ......................     1,149,604       355,150     1,227,883      1,243,651
   General and administrative .....       294,676        70,326       307,882        238,152
   Management fees, related party .       110,229        35,328       136,445        129,102
   Depreciation ...................        10,649         3,102        14,399         18,875
   Other expense ..................        48,500          --            --           20,000
   Interest and amortization of
     loan costs ...................     2,726,192       836,287     3,503,644      2,796,924
   Loss from extinguishment of debt          --            --         335,042        401,444
                                      -----------   -----------   -----------    -----------
                                        4,339,850     1,300,193     5,525,295      4,848,148
                                      -----------   -----------   -----------    -----------
Income (loss) before gain on sale .         6,025        75,350      (119,577)       236,509
Gain on sale ......................    52,557,662          --            --             --
                                      -----------   -----------   -----------    -----------
Income (loss) from
   discontinued operations ........    52,563,687        75,350      (119,577)       236,509
                                      ===========   ===========   ===========    ===========

                                    UCV, L.P.
                       (a California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        YEARS ENDED JUNE 30, 2003, MARCH 31, 2002, AND MARCH 31, 2001 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002


6. Change in Accounting Period:

    Effective April 1, 2003 the Partnership changed the date of its fiscal year end from March 31 to June 30 to conform to the fiscal year end of one of the partners. The following unaudited financial statement information for the three-month period ended June 30, 2001 is for comparative purposes:

          Revenues:
            Apartment rentals .....................   $1,274,062
            Other rental related ..................       54,673
                                                      ----------
                                                       1,328,735
                                                      ----------
          Costs and expenses:
            Operating .............................      314,206
            General and administrative ............       70,141
            Management fees, related party ........       33,402
            Depreciation ..........................        3,255
            Interest and amortization of loan costs      868,336
                                                      ----------
                                                       1,289,340
                                                      ----------
          Net income ..............................       39,395
                                                      ==========

7. Subsequent Events:

  (a) On August 28, 2003, 760, LLC, a single member limited liability company of which the Partnership is the sole member, acquired a property for approximately $9,500,000. The purchase was financed with loans totaling $6,926,500. Both loans are collateralized by the land, building and leases. The first note payable for $6,650,000 provides for monthly payments of interest and principal based on a base rate (six month LIBOR) plus 4.25 percent and amortization of the principal balance based on 25 years. This note payable is due September 1, 2013. The second note payable for $276,500 is due in monthly payments of interest only at 5.50 percent and the balance is due August 28, 2006. Elkan is a co-borrower of the first loan and owns a .1% undivided interest in the property.

  (b) On September 25, 2003, 939 LLC, a single member limited liability company of which the Partnership is the sole member, acquired a property for approximately $5,000,000. The purchase was financed with the assumption of an existing $2,636,811 note payable that is collateralized by the land, building and leases. The note payable is due in monthly payments of $19,112, including principal and interest at a fixed rate of 7.15 percent. The note payable is due July 1, 2008.


  (c) On September 26, 2003, UCV Media Tech Center, LLC, a single member limited liability company of which the Partnership is the sole member, acquired a property for approximately $28,670,000. The purchase was financed with a $20,000,000 note payable, which is collateralized by the land, building, leases and other assets related to the property. The note provides for monthly payments of principal and interest based on a fixed interest rate of
    5.95 percent and amortization of the principal balance over 30 years. The note payable is due October 1, 2013.

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

        (Registrant) SPORTS ARENAS, INC.


        (Registrant)                  SPORTS ARENAS, INC.


        By (Signature and Title)     /s/ Harold S. Elkan
                                     ------------------------------------
                                         Harold S. Elkan, President & Director


        DATE:                        October 10, 2003
                                     ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                            TITLE                  DATE
-----------------------  ----------------------------------- ------------------



/s/ Steven R. Whitman     Chief Financial Officer, Director,  October 10, 2003
---------------------     and Principal Accounting Officer    ------------------
    Steven R. Whitman



/s/ Gordon L. Gerson           Director                       October 10, 2003
---------------------                                         ------------------
    Gordon L. Gerson



/s/ Patrick D. Reiley           Director                      October 10, 2003
---------------------                                         ------------------
    Patrick D. Reiley

                                INDEX TO EXHIBITS
Exhibit
  No         Exhibit Description
-------   ---------------------------------------------------------------------
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

   10.6 Fifth Amendment to Lease Agreement dated as of February 29, 1999 between the Company and DP Partnership

   10.7 Sixth Amendment to Lease Agreement dated as of March 29, 1999 between the Company and DP Partnership

   10.8   Agreement of Limited Partnership for UCV, L.P. dated June 1, 1994

   10.9 First Amendment to Agreement of Limited Partnership for UCV, L.P. dated February 27, 2001

  10.10 Agreement of Limited Partnership for Vail Ranch Limited Partnership dated April 1, 1994

  10.11 Amendment to Limited Partnership Agreement for Vail Ranch Limited Partnership dated January 25, 1996

  10.12 Agreement of Limited Partnership for Old Vail Partners, L.P. dated September 23, 1994

  10.13 Lease Agreement dated February 17, 2000 between the Company and H.G Fenton Company

  10.14   Agreement for Sale of Office Building dated October 23, 2000

  10.15   Agreement for Sale of Bowling Center Real Estate dated
           October 23, 2000

  10.16   Agreement for Sale of Undeveloped Land dated January 11, 2001

  10.17 Agreement for Sale of University City Village Apartments dated February 14, 2003

  10.18 Amendment to Agreement for Sale of University City Village Apartments dated March 6, 2003

  18.01      Preferability letter

  21.1    Subsidiaries of Registrant

  31.1    Certification of Chief Executive Officer

  31.2    Certification of Chief Financial Officer

  32.1    Certification of Chief Executive Officer pursuant to Sec. 906

  32.2    Certification of Chief Financial Officer pursuant to Sec. 906

EXHIBIT 21.1
                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                           SUBSIDIARIES OF REGISTRANT

      State of
    Incorporation           Subsidiary
    -------------       --------------------------------------------------------

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

       Nevada          UCVNV, Inc.

     California           UCVGP, Inc.

     California             UCV, L.P. (1% general partner)

     California        Sports Arenas Properties, Inc.

     California           UCV, L.P. (49% limited partner) (formerly known as
                            University City Village, a joint venture)

     California             760, LLC, a California limited liability company,
                            100% owned by UCV, LP

      Delaware 939, LLC, a Delaware limited liability company, 100% owned by UCV, LP

      Delaware UCV Media Tech Center, LLC, a Delaware limited liability Company, 100% owned by UCV, LP

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