Form 10-Q
period 2003-09-30
SPORTS ARENAS INC
filed 2003-11-14
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of October 31, 2003 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

        Unaudited Balance Sheets as of September 30, 2003
           and June 30, 2003 .........................................   1-2

        Unaudited Statements of Operations for the Three Months Ended
                September 30, 2003 and 2002 ..........................    3

        Unaudited Statements of Cash Flows for the Three Months Ended
                September 30, 2003 and 2002...........................    4

        Notes to Financial Statements.................................   5-6


Item 2.- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   7-9

Item 3.- Quantitative and Qualitative Disclosures about Market Risk...    9

Item 4.- Controls and Procedures .....................................    9

Part II - Other Information...........................................    10

Exhibits and reports on Form 8-K .....................................    10

Signatures............................................................    11

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                    September 30,   June 30,
                                                         2003         2003
                                                     -----------  -----------


Current assets:
   Cash and cash equivalents ........................$    47,438  $   365,674
   Other receivable-affiliate .......................       --        350,000
   Receivables ......................................    230,861      402,875
   Inventories ......................................    779,301      641,127
   Prepaid expenses .................................     50,305       34,958
                                                     -----------  -----------
      Total current assets ..........................  1,107,905    1,794,634
                                                     -----------  -----------


Property and equipment, at cost:
   Equipment.........................................  1,986,505    1,889,395
      Less accumulated depreciation and amortization  (1,100,032)  (1,052,740)
                                                     -----------  -----------
       Net property and equipment ...................    886,473      836,655
                                                     -----------  -----------

Other assets:
   Investments ......................................  5,370,795    5,344,007
   Deferred tax assets ..............................  4,920,000    4,661,000
   Other ............................................     95,671       95,671
                                                     -----------  -----------
                                                      10,386,466   10,100,678
                                                     -----------  -----------

                                                     $12,380,844  $12,731,967
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                    September 30,   June 30,
                                                         2003         2003
                                                     -----------  -----------

Current liabilities:
   Current portion of long-term debt ................$     9,968  $     5,771
   Accounts payable .................................    465,384      441,434
   Accrued payroll and related expenses .............    299,278      282,080
   Other liabilities ................................        702        3,796
                                                     -----------  -----------
      Total current liabilities .....................    775,332      733,081
                                                     -----------  -----------

Long-term debt, excluding current portion ...........     24,839         --
                                                     -----------  -----------

Deferred income taxes ............................... 10,514,000   10,514,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........    431,839      431,839
                                                     -----------  -----------


Shareholders' equity:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .........................    272,500      272,500
   Additional paid-in capital .......................  1,730,049    1,730,049
   Retained earnings ................................    923,777    1,341,990
                                                     -----------  -----------
                                                       2,926,326    3,344,539
   Less note receivable from shareholder ............ (2,291,492)  (2,291,492)
                                                     -----------  -----------

     Total shareholders' equity......................    634,834    1,053,047
                                                     -----------  -----------

Commitments and contingencies (Note 6)

                                                     $12,380,844  $12,731,967
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                         2003         2002
                                                     -----------  -----------
Revenues:
   Golf .............................................$   609,525  $   635,074
   Rental ...........................................     19,335       17,976
   Other ............................................      8,631       41,828
   Other-related party ..............................      3,404       48,224
                                                     -----------  -----------
                                                         640,895      743,102
                                                     -----------  -----------
Costs and expenses:
   Golf .............................................    633,261      646,261
   Rental ...........................................     19,200       18,700
   Selling, general, and administrative .............    648,577      493,492
   Depreciation and amortization ....................     47,292       59,720
                                                     -----------  -----------
                                                       1,348,330    1,218,173
                                                     -----------  -----------

Loss from operations ................................   (707,435)    (475,071)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................      3,471        9,070
     Other ..........................................        297         --
   Interest expense and amortization of finance costs       (334)     (33,648)
   Equity in income of investees ....................     26,788       40,194
                                                     -----------  -----------
                                                          30,222       15,616
                                                     -----------  -----------

Loss from continuing operations before income taxes
  and change in accounting principle ................   (677,213)    (459,455)

Income tax benefit ..................................    259,000         --
                                                     -----------  -----------

Loss from continuing operations .....................   (418,213)    (459,455)

Loss from discontinued operations ...................       --        (65,522)
Cumulative effect of change in accounting principle .       --         37,675
                                                     -----------  -----------

Net loss ............................................$  (418,213) $  (487,302)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Loss from continuing operations ...................   ($0.02)       ($0.02)
  Discontinued operations ...........................      --            --
  Cumulative effect of change in accounting principle      --            --
                                                        ------        ------
   Net loss .........................................   ($0.02)       ($0.02)
                                                        ======        ======

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                         2003         2002
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss ..........................................$  (418,213) $  (487,302)
    Less loss from discontinued operations ..........       --         65,522
                                                     -----------  -----------
    Loss from continuing operations .................   (418,213)    (421,780)
  Adjustments to reconcile net loss to the net
   cash used by operating activities:
      Depreciation and amortization .................     47,292       59,720
      Equity in income of investees .................    (26,788)     (40,194)
      Deferred income ...............................       --         12,000
      Provision for deferred income taxes ...........   (259,000)        --
      Change in accounting principle ................       --        (37,675)
    Changes in assets and liabilities:
      Decrease in receivables .......................    522,014       77,457
      (Increase) decrease in inventories ............   (138,174)      13,736
      (Increase) decrease in prepaid expenses .......    (15,347)      10,378
      Increase in accounts payable ..................     23,950       58,360
      Increase in accrued expenses ..................     14,104       79,397
      Other .........................................       --          9,321
                                                     -----------  -----------
  Net cash used by continuing operations ............   (250,162)    (179,280)
  Net cash used by discontinued operations ..........       --        (46,530)
                                                     -----------  -----------
  Net cash used by operating activities .............   (250,162)    (225,810)
                                                     -----------  -----------
Cash flows from investing activities:
   Capital expenditures .............................    (97,110)        --
   Distributions from investees .....................       --        242,000
                                                     -----------  -----------
 Net cash provided (used) by investing activities ...    (97,110)     242,000
                                                     -----------  -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt ...     (2,835)      (2,521)
   Proceeds from long-term debt .....................     31,871         --
                                                     -----------  -----------
 Net cash provided (used) by financing activities ...     29,036       (2,521)
                                                     -----------  -----------

Net increase (decrease) in cash and
   cash equivalents .................................   (318,236)      13,669
Cash and cash equivalents, beginning of period ......    365,674       39,345
                                                     -----------  -----------

Cash and cash equivalents, end of period ............$    47,438  $    53,014
                                                     ===========  ===========

Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of principal payments on
    short-term debt to accrued interest .............$      --    $   280,631
                                                     ===========  ===========


     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2003 AND 2002 (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on form 10-K on October 14, 2003 for the year ended June 30, 2003.

     Revenue   recognition-  the  Company  recognizes  revenue  when  persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collectibility is probable. All of these conditions are typically met at the time the Company ships products to its customers.

2. Due to the seasonal fluctuations of the golf club shaft manufacturing operations, the financial results for the interim periods ended September 30, 2003 and 2002, are not necessarily indicative of operations for the entire year.

3. Investments:
     Investments consist of the following:
                                                    September 30,   June 30,
                                                         2003        2003
                                                     -----------  -----------
     UCV, L.P. ......................................$ 5,303,795  $ 5,277,007
     Vail Ranch Limited Partnership .................     67,000       67,000
                                                     -----------  -----------
           Total ....................................$ 5,370,795  $ 5,344,007
                                                     ===========  ===========

      The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                                           2003        2002
                                         --------    --------
        UCV, L.P. ....................   $ 26,788    $ 40,194
                                         ========    ========

       Classified as discontinued operations:
        Vail Ranch Limited Partnership   $   --      $  9,000
                                         ========    ========

      The following is a summary of distributions received from investees:
                                           2003        2002
                                         --------    --------
        UCV, L.P. ....................   $   --      $242,000
        Vail Ranch Limited Partnership       --          --
                                         --------    --------
                                         $   --      $242,000
                                         ========    ========

     As discussed in footnote 5(c) to the Company's June 30, 2003 annual report on Form 10-K, effective April 1, 2003, the Company began recording its equity in the income (loss) of UCV, L.P. (UCV) on a current basis rather than on a 91 day delayed basis. The Company has treated this as a change in accounting principle and accordingly has classified its $37,675 of equity in earnings of UCV for the period of April 1, 2002 through June 30, 2002 as the cumulative effect of a change in accounting principle in 2003. Therefore, the equity in income of UCV for the period July 1, 2003 through September 30, 2003 was $40,194 (see footnote 15 to the Company's June 30, 2003 annual report on Form 10-K).

4. Contingencies:

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

5. Business segment information:
     The Company operates principally in two business segments: commercial real estate rental and golf club shaft manufacturing. Other revenues, which are not part of an identified segment, consist of property management and development fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage.

     The following is summarized information about the Company's operations by business segment.

                                         Real Estate                   Unallocated
                                          Operation         Golf        And Other         Totals
                                        ------------    -----------    -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------
Revenues .............................  $     19,335    $   609,525    $    12,035    $    640,895
Depreciation and amortization ........          --           41,391          5,901          47,292
Interest expense .....................          --             --              334             334
Equity in income of investee .........        26,788           --             --            26,788
Segment profit (loss) ................        26,923       (530,131)      (177,773)       (680,981)
Investment income ....................                                                       3,768
Loss from continuing
  operations before taxes.............                                                    (677,213)
Significant non-cash items ...........       (26,788)           --             --          (26,788)

THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------
Revenues .............................  $     17,976    $   635,074    $    90,052    $    743,102
Depreciation and amortization ........        13,355         41,757          4,608          59,720
Interest expense .....................         1,536           --           32,112          33,648
Equity in income of investee .........        40,194           --             --            40,194
Segment profit (loss) ................        24,579       (371,872)      (121,232)       (468,525)
Investment income ....................                                                       9,070
Loss from continuing
  operations before taxes.............                                                    (459,455)
Significant non-cash items ...........       (40,194)          --             --           (40,194)

6. Liquidity

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

7. Discontinued Operations:

    During the year ended June 30, 2003, the Company ceased operations in two business segments. The following is a summary of the income (loss) from the discontinued business segments:
                                             2003         2002
                                         -----------  -----------
     Bowling ........................... $      --    $   (74,522)
     Real estate development ...........        --          9,000
                                         -----------  -----------
                                         $      --    $   (65,522)
                                         ===========  ===========

8. Subsequent events:

     In December 1990 the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.50 percent at September 30, 2003) and to be added to the principal balance annually. The loan was due November 7, 2003. The loan is collateralized by 21,808,267 shares of the Company's stock owned by ABI. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company.

     On November 7, 2003, the Company presented demand to ABI for payment of $3,351,724, which represents the original principal balance plus accrued interest. The note provides for a 5 day grace period and negotiations are underway between the Company and ABI with respect to disposition of the note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS:
            -----------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The independent auditors' report dated September 5, 2003 included in our June 30, 2003 Annual Report on Form 10-K contained the following explanatory paragraph:

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

Management estimates positive cash flow of $100,000 to $200,000 in total for the remaining three quarters of the year ending June 30, 2004 from operating activities after deducting capital expenditures and principal payments on notes payable and adding estimated distributions from UCV and VRLP.

The Company estimates it will receive approximately $1,100,000 of distributions from UCV in the second quarter of which $290,000 was received in October 2003. This represents the remainder of funds to be distributed by UCV to the Company from the sales proceeds of UCV's apartment project.

In February 2003 Vail Ranch Limited Partners (VRLP) sold its membership interest in Temecula Creek LLC to its other partner in Temecula Creek LLC. VRLP is entitled to receive one-half of the sales proceeds from the sale of a remaining parcel undeveloped land as well as the release of $100,000 that was held back from the sales proceeds in February 2003. The Company is obligated to pay approximately one-half of these proceeds to its minority partner. The liability to the minority interest stated in the balance sheet is $431,839 but is likley to be settled for a lesser amount based on the distributions received from VRLP.


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

Management is currently evaluating other sources of working capital including the sale of assets or obtaining additional investors in Penley Sports. Management has not assessed the likelihood of the Company receiving any other sources of long-term or short-term liquidity. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern. However, management believes it will be able to meet its financial obligations for the next twelve months.

The Company has working capital of $332,573 at September 30, 2003, which is a $728,980 decrease from the working capital of $1,061,553 at June 30, 2003. The decrease in working capital is primarily attributable to the cash used by operating activities for the three months ended September 30, 2003. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:
                                      2003          2002        Change
                                  ----------    ----------    ----------
    Rental ....................   $     --          (2,000)        2,000
    Golf ......................     (489,000)     (330,000)     (159,000)
    General corporate expense
      and other ...............     (168,000)      (96,000)      (72,000)
                                  ----------    ----------    ----------
    Cash used by continuing
      operations ..............     (657,000)     (428,000)     (229,000)
    Discontinued operations:
      Bowling .................         --         (68,000)       68,000
      Real estate development .         --            --            --
    Capital expenditures.......      (97,000)         --         (97,000)
    Principal payments on
      long-term debt ..........       (3,000)       (3,000)         --
                                  ----------    ----------    ----------
    Cash used .................     (757,000)     (499,000)     (258,000)
                                  ==========    ==========    ==========
    Distributions received from
      investees ...............         --         242,000      (242,000)
                                  ==========    ==========    ==========

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the three months ended September 30, 2003 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------
Statement of Financial Accounting Standards, No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS No. 149, amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards, No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At the October 29, 2003 FASB Board meeting, the Board decided to indefinitely defer the effective date of SFAS No. 150 related to the classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS No. 150 solely as a result of consolidation, such as the minority interest in the accompanying financial statements.

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

                              RESULTS OF OPERATIONS
                              ---------------------
The following is a summary of the changes in the results of operations of the three-month period ended September 30, 2003 to the same period in 2002 and a discussion of the significant changes:

                               Real Estate               Unallocated
                                Operation       Golf      And Other     Total
                               -----------  -----------   ---------  ------------
Revenues ..................... $     1,359  $   (25,549)  $ (78,017) $   (102,207)
Costs ........................         500      (13,000)       --         (12,500)
SG&A-direct ..................        --        (61,076)     69,009       130,085
SG&A-allocated ...............        --         85,000     (60,000)       25,000
Depreciation and amortization      (13,355)        (366)      1,293       (12,428)
Interest expense .............      (1,536)        --       (31,778)      (33,314)
Equity in investees ..........     (13,406)        --          --         (13,406)
Segment profit (loss) ........       2,344     (158,259)    (56,541)     (212,456)
Investment income ............                                             (5,302)
Income tax expense ...........                                            259,000
Income from continuing
  operations .................                                             41,242
Discontinued operations ......                                             65,522
Change in accounting principle                                            (37,675)
Net income (loss) ............                                             69,089

RENTAL OPERATIONS:
------------------
This segment includes the equity in income UCV, L.P. (UCV) and the sublease of a portion of the Penley factory. The operations of UCV for the three months ended September 30, 2002 consisted of the operation of a 542 unit apartment project until UCV sold the property on April 1, 2003. UCV acquired replacement properties on August 28, 2003, September 25, 2003 and September 26, 2003. The operations of UCV for the three months ended September 30, 2003 included the operations of these three properties since their acquisition.

GOLF OPERATIONS:
----------------

There was a slight decline in Golf revenues due to a large OEM order shipped in July 2002 for which there was no comparable sales activity in 2003. The following is a breakdown of the percentage of sales by customer category:

                                    2003  2002
                                    ----  ----
     Golf equipment distributors .   52%   35%
     Small golf club manufacturers   17%   28%
     Golf shops ..................   29%   29%
     Other .......................    2%    8%

Operating expenses of the golf segment consisted of the following in 2003 and 2002:
                                     2002          2001        Decrease
                                  ----------    ----------    ----------
    Costs of sales and
       manufacturing overhead .   $  580,000    $  598,000    $  (18,000)
    Research and development ..       53,000        48,000         5,000
                                  ----------    ----------    ----------
       Total golf costs .......      633,000       646,000       (13,000)
                                  ==========    ==========    ==========
    Marketing and promotion ...      243,000       178,000        65,000
    Administrative costs- direct      75,000        79,000        (4,000)
                                  ----------    ----------    ----------
      Total SG&A-direct .......      318,000       257,000        61,000
                                  ==========    ==========    ==========

There was not a significant change to total golf costs . Marketing and promotion expenses increased primarily due to an increase in advertising expenses.

OTHER
-----

Other revenues-related party decreased due to UCV's sale of its apartment project on April 1, 2003. During the three months ended September 30, 2002 the Company had received management fees and development fees from UCV totaling $48,000. Other revenues, which primarily consisted of management fees earned from a third party, decreased $33,197 due to the sale of the property being managed in October 2002.

Unallocated selling, general and administrative expenses increased by $69,009 primarily due to the timing of the expenses for the Company's annual audit. In 2002 these services were primarily performed in October 2002 whereas in 2003 these services were primarily completed in September 2003.

The amount of corporate expenses allocated to the Golf segment primarily increased due to an increase in the percentage of expenses allocable to golf. This is the result of the discontinuance of the bowling segment in May 2003 and the reduction in property management services performed for UCV and others during the three months ended September 30, 2003.

Discontinued Operations:
------------------------

As discussed in Footnote 7 of Notes to Consolidated Condensed Financial Statements, the Company has classified its operations in the bowling and real estate development segments as discontinued operations.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risk primarily due to fluctuations in interest rates. However, the Company does not consider this interest rate market risk exposure to be material to its financial condition or results of operations.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.




                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

         As of September 30, 2003, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2003.


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


      Date:   November 14, 2003
            --------------------



      By:/s/ Steven R. Whitman
         ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



      Date: November 14, 2003
           ------------------