Form 10-Q
period 2003-12-31
SPORTS ARENAS INC
filed 2004-02-17
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of January 31, 2004 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2003

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Unaudited Balance Sheets as of December 31, 2003
           and June 30, 2003 ..........................................   1-2

      Unaudited Statements of Operations for the Three Months Ended
             December 31, 2003 and 2002 ...............................    3

      Unaudited Statements of Operations for the Six Months Ended
             December 31, 2003 and 2002 ...............................    4

      Unaudited Statements of Cash Flows for the Six Months Ended
             December 31, 2003 and 2002 ...............................    5

      Notes to Financial Statements...................................   6-9


Item 2.- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................  10-15

Item 3.- Quantitative and Qualitative Disclosures about Market Risk...    15

Item 4.- Controls and Procedures .....................................    15

Part II - Other Information...........................................    16

Exhibits and reports on Form 8-K .....................................    16

Signatures............................................................    17

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                     December 31,   June 30,
                                                         2003         2003
                                                     -----------  -----------


Current assets:
   Cash and cash equivalents ........................$    34,531  $   365,674
   Other receivable-affiliate .......................       --        350,000
   Receivables ......................................    188,885      402,875
   Inventories ......................................    843,212      641,127
   Prepaid expenses .................................     62,769       34,958
                                                     -----------  -----------
      Total current assets ..........................  1,129,397    1,794,634
                                                     -----------  -----------


Property and equipment, at cost:
   Equipment.........................................  1,997,600    1,889,395
      Less accumulated depreciation and amortization  (1,065,571)  (1,052,740)
                                                     -----------  -----------
       Net property and equipment ...................    932,029      836,655
                                                     -----------  -----------

Other assets:
   Investments ......................................  4,574,060    5,344,007
   Deferred tax assets ..............................  5,177,000    4,661,000
   Other ............................................     95,671       95,671
                                                     -----------  -----------
                                                       9,846,731   10,100,678
                                                     -----------  -----------

                                                     $11,908,157  $12,731,967
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                     December 31,   June 30,
                                                         2003         2003
                                                     -----------  -----------

Current liabilities:
   Current portion of long-term debt ................$    19,669  $     5,771
   Accounts payable .................................    356,242      441,434
   Accrued payroll and related expenses .............    289,403      282,080
   Deferred income taxes ............................  1,026,000         --
   Other liabilities ................................      3,639        3,796
                                                     -----------  -----------
      Total current liabilities .....................  1,694,953      733,081
                                                     -----------  -----------

Long-term debt, excluding current portion ...........     76,376         --
                                                     -----------  -----------

Deferred income taxes ...............................  9,488,000   10,514,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........    402,839      431,839
                                                     -----------  -----------


Shareholders' equity:
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .........................    272,500      272,500
   Additional paid-in capital .......................  1,730,049    1,730,049
   Retained earnings ................................    534,932    1,341,990
                                                     -----------  -----------
                                                       2,537,481    3,344,539
   Less note receivable from shareholder ............ (2,291,492)  (2,291,492)
                                                     -----------  -----------

     Total shareholders' equity......................    245,989    1,053,047
                                                     -----------  -----------

Commitments and contingencies (Note 6)

                                                     $11,908,157  $12,731,967
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

                                                         2003         2002
                                                     -----------  -----------
Revenues:
   Golf .............................................$   372,000  $   496,677
   Rental ...........................................     23,156       22,311
   Other ............................................     12,698      114,224
   Other-related party ..............................     14,931       48,645
                                                     -----------  -----------
                                                         422,785      681,857
                                                     -----------  -----------
Costs and expenses:
   Golf .............................................    623,429      498,880
   Rental ...........................................     19,200       18,700
   Selling, general, and administrative .............    532,214      523,046
   Depreciation and amortization ....................     50,915       59,720
                                                     -----------  -----------
                                                       1,225,758    1,100,346
                                                     -----------  -----------

Loss from operations ................................   (802,973)    (418,489)
                                                     -----------  -----------

Other income (charges):
   Investment income- related party .................     11,529        7,214
   Interest expense and amortization of finance costs       (372)     (11,874)
   Gain on sale .....................................     78,533         --
   Equity in income of investees ....................     67,438       27,007
                                                     -----------  -----------
                                                         157,128       22,347
                                                     -----------  -----------

Loss from continuing operations before income taxes..   (645,845)    (396,142)

Income tax benefit ..................................    257,000         --
                                                     -----------  -----------

Loss from continuing operations .....................   (388,845)    (396,142)

Loss from discontinued operations ...................       --        (42,747)
                                                     -----------  -----------

Net loss ............................................$  (388,845) $  (438,889)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Loss from continuing operations ...................   ($0.01)       ($0.01)
  Discontinued operations ...........................      --            --
                                                        ------        ------
   Net loss .........................................   ($0.01)       ($0.01)
                                                        ======        ======

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

                                                         2003         2002
                                                     -----------  -----------
Revenues:
   Golf .............................................$   981,525  $ 1,131,751
   Rental ...........................................     42,491       40,287
   Other ............................................     21,329      156,052
   Other-related party ..............................     18,335       96,869
                                                     -----------  -----------
                                                       1,063,680    1,424,959
                                                     -----------  -----------
Costs and expenses:
   Golf .............................................  1,256,690    1,145,141
   Rental ...........................................     38,400       37,400
   Selling, general, and administrative .............  1,180,791    1,016,538
   Depreciation and amortization ....................     98,207      119,440
                                                     -----------  -----------
                                                       2,574,088    2,318,519
                                                     -----------  -----------

Loss from operations ................................ (1,510,408)    (893,560)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................     15,000       16,284
     Other ..........................................        297         --
   Interest expense and amortization of finance costs       (706)     (45,522)
   Gain on sale .....................................     78,533         --
   Equity in income of investees ....................     94,226       67,201
                                                     -----------  -----------
                                                         187,350       37,963
                                                     -----------  -----------

Loss from continuing operations before income taxes
  and change in accounting principle ................ (1,323,058)    (855,597)

Income tax benefit ..................................    516,000         --
                                                     -----------  -----------

Loss from continuing operations .....................   (807,058)    (855,597)

Loss from discontinued operations ...................       --       (108,269)
Cumulative effect of change in accounting principle .       --         37,675
                                                     -----------  -----------

Net loss ............................................$  (807,058) $  (926,191)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Loss from continuing operations ...................   ($0.03)       ($0.03)
  Discontinued operations ...........................      --            --
  Cumulative effect of change in accounting principle      --            --
                                                        ------        ------
   Net loss .........................................   ($0.03)       ($0.03)
                                                        ======        ======

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

                                                         2003         2002
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss ..........................................$  (807,058) $  (926,191)
    Less loss from discontinued operations ..........       --        108,269
                                                     -----------  -----------
    Loss from continuing operations .................   (807,058)    (817,922)
  Adjustments to reconcile net loss to the net
   cash used by operating activities:
      Depreciation and amortization .................     98,207      119,440
      Equity in income of investees .................    (94,226)     (67,201)
      Gain on sales .................................    (78,533)        --
      Deferred income ...............................       --         24,000
      Provision for deferred income taxes ...........   (516,000)        --
      Change in accounting principle ................       --        (37,675)
    Changes in assets and liabilities:
      Decrease in receivables .......................    563,990      120,564
      (Increase) decrease in inventories ............   (202,085)      62,885
      (Increase) decrease in prepaid expenses .......    (27,811)      20,003
      Increase (decrease) in accounts payable .......    (85,192)     105,096
      Increase in accrued expenses ..................      7,166      100,130
      Other .........................................       --         18,642
                                                     -----------  -----------
  Net cash used by continuing operations ............ (1,141,542)    (352,038)
  Net cash used by discontinued operations ..........       --        (87,286)
                                                     -----------  -----------
  Net cash used by operating activities ............. (1,141,542)    (439,324)
                                                     -----------  -----------
Cash flows from investing activities:
   Capital expenditures .............................   (193,581)      (4,310)
   Distribution to holder of minority interest ......    (29,000)        --
   Proceeds from sale of assets .....................     78,533         --
   Distributions from investees .....................    864,173      417,100
                                                     -----------  -----------
 Net cash provided by investing activities ..........    720,125      412,790
                                                     -----------  -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt ...     (6,204)      (4,179)
   Proceeds from long-term debt .....................     96,478         --
                                                     -----------  -----------
 Net cash provided (used) by financing activities ...     90,274       (4,179)
                                                     -----------  -----------

Net decrease in cash and cash equivalents ...........   (331,143)     (30,713)

Cash and cash equivalents, beginning of period ......    365,674       39,345
                                                     -----------  -----------

Cash and cash equivalents, end of period ............$    34,531  $     8,632
                                                     ===========  ===========

Supplemental Disclosure of Non-Cash Financing Activities:
  Reclassification of principal payments on
    short-term debt to accrued interest .............$      --    $   280,631
                                                     ===========  ===========
  Reclassification of non-current deferred tax
    liability to current portion ....................$ 1,026,000  $      --
                                                     ===========  ===========


     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002 (Unaudited)

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

2. Due to the seasonal fluctuations of the golf club shaft manufacturing operations, the financial results for the interim periods ended December 31, 2003 and 2002, are not necessarily indicative of operations for the entire year.

3. Investments:
     Investments consist of the following:
                                                     December 31,   June 30,
                                                         2003        2003
                                                     -----------  -----------
     UCV, L.P. ......................................$ 4,565,233  $ 5,277,007
     Vail Ranch Limited Partnership .................      8,827       67,000
                                                     -----------  -----------
           Total ....................................$ 4,574,060  $ 5,344,007
                                                     ===========  ===========

     The following is a summary of the equity in income of the investments accounted for by the equity method:
                                Six Months         Three Months
                            ------------------   ------------------
                              2003      2002       2003      2002
                            --------  --------   --------  --------
        UCV, L.P. .......   $ 94,226  $ 67,201   $ 67,438  $ 27,007
                            ========  ========   ========  ========

      The following is a summary of distributions received from investees:
                                           2003        2002
                                         --------    --------
        UCV, L.P. ....................   $806,000    $417,100
        Vail Ranch Limited Partnership     58,173        --
                                         --------    --------
                                         $864,173    $417,100
                                         ========    ========

     As discussed in footnote 5(c) to the Company's June 30, 2003 annual report on Form 10-K, effective April 1, 2003, the Company began recording its equity in the income of UCV, L.P. (UCV) on a current basis rather than on a 91 day delayed basis. The Company has treated this as a change in accounting principle and accordingly has classified its $37,675 of equity in earnings of UCV for the period of April 1, 2002 through June 30, 2002 as the cumulative effect of a change in accounting principle in 2003. Therefore, the equity in income of UCV for the period July 1, 2003 through December 31, 2003 was $94,226 (see footnote 15 to the Company's June 30, 2003 annual report on Form 10-K).

     In November 2003 the Company received $60,532 related to amounts due on the the sale of the Company's investment in All Seasons Inns in a prior year. The Company had recorded a valuation allowance for the entire amount due at the time of sale. As a result, the amount received was classified as gain from sale.

4. Contingencies:

     A lawsuit was filed on January 10, 2003 in the United States District Court in the Southern District of California by Masterson Marketing, Inc. (Masterson) against Penley Sports, LLC. Masterson's lawsuit originally asserted claims for copyright infringement, breach of contract, breach of fiduciary duty, and sought compensatory damages, punitive damages, statutory damages, and attorney fees. The Company filed a motion to dismiss all claims. In response to that motion, Masterson dropped all claims except for the claims of copyright infringement and breach of contract. Masterson also dropped all prayers for punitive damages, statutory damages, and attorney fees. It is not possible at this time to predict the outcome of this litigation. We intend to vigorously defend against these claims.


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

     The following is summarized information about the Company's operations by business segment.

                                         Real Estate                   Unallocated
                                          Operation         Golf        And Other         Totals
                                        ------------    -----------    -----------    ------------
SIX MONTHS ENDED DECEMBER 31, 2003
-------------------------------------
Revenues .............................  $     42,491    $   981,525    $    39,664    $  1,063,680
Depreciation and amortization ........          --           84,899         13,308          98,207
Interest expense .....................          --             --              706             706
Equity in income of investee .........        94,226           --             --            94,226
Gain on sale .........................          --             --           78,533          78,533
Segment profit (loss) ................        98,317     (1,236,991)      (199,681)     (1,338,355)
Investment income ....................                                                      15,297
Loss from continuing
  operations before taxes.............                                                  (1,323,058)
Significant non-cash items ...........       (94,226)          --             --           (94,226)

SIX MONTHS ENDED DECEMBER 31, 2002
-------------------------------------
Revenues .............................  $     40,287    $ 1,131,751    $   252,921    $  1,424,959
Depreciation and amortization ........        26,710         83,514          9,216         119,440
Interest expense .....................          --             --           45,522          45,522
Equity in income of investee .........        67,201           --             --            67,201
Segment profit (loss) ................        43,378       (797,913)      (117,346)       (871,881)
Investment income ....................                                                      16,284
Loss from continuing
  operations before taxes.............                                                    (855,597)
Significant non-cash items ...........       (67,201)          --             --           (67,201)

THREE MONTHS ENDED DECEMBER 31, 2003
-------------------------------------
Revenues .............................  $     23,156    $   372,000    $    27,629    $    422,785
Depreciation and amortization ........          --           43,508          7,407          50,915
Interest expense .....................          --             --              372             372
Gain on sale .........................          --             --           78,533          78,533
Equity in income of investee .........        67,438           --             --            67,438
Segment profit (loss) ................        71,394       (706,860)       (21,908)       (657,374)
Investment income ....................                                                      11,529
Loss from continuing
  operations before taxes.............                                                    (645,845)
Significant non-cash items ...........       (67,438)           --             --          (67,438)

THREE MONTHS ENDED DECEMBER 31, 2002
-------------------------------------
Revenues .............................  $     22,311    $   496,677    $   162,869    $    681,857
Depreciation and amortization ........        13,355         41,757          4,608          59,720
Interest expense .....................          --             --           11,874          11,874
Equity in income of investee .........        27,007           --             --            27,007
Segment profit (loss) ................        17,263       (426,041)         5,422        (403,356)
Investment income ....................                                                       7,214
Loss from continuing
  operations before taxes.............                                                    (396,142)
Significant non-cash items ...........       (27,007)          --             --           (27,007)

6. Liquidity

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on obtaining additional investors in its subsidiary, Penley Sports, or increases in the sales volume of Penley Sports. The consolidated financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

7. Discontinued Operations:

     During the year ended June 30, 2003, the Company ceased operations in two business segments. The following is a summary of the loss from the discontinued business segments for the periods ended December 31:
                                   Three Months             Six Months
                              ----------------------   ----------------------
                                 2003        2002         2003        2002
                              ---------  -----------   ---------  -----------
     Bowling .................$    --    $   (33,747)  $    --    $  (108,269)
     Real estate development .     --         (9,000)       --           --
                              ---------  -----------   ---------  -----------
                              $    --    $   (42,747)  $    --    $  (108,269)
                              =========  ===========   =========  ===========

8. Note receivable from shareholder:

     In December 1990 the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.50 percent at December 31, 2003) and to be added to the principal balance annually. The loan was due November 7, 2003. The loan is collateralized by 21,808,267 shares of the Company's stock owned by ABI. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company.

     On November 7, 2003, the Company presented demand to ABI for payment of $3,351,724, which represents the original principal balance plus accrued interest, of which $1,060,232 has not been accrued by the Company. The note provides for a 5 day grace period and negotiations are underway between the Company and ABI with respect to disposition of the note.

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

Management estimates positive cash flow of $100,000 to $200,000 in total for the remaining two quarters of the year ending June 30, 2004 from operating activities after deducting capital expenditures and principal payments on notes payable and adding estimated distributions from UCV and VRLP. However, Management estimates that it will have a tax liability of approximately $1,026,000 due in September 2004 as a result of reporting the taxable portion of the sale of the apartment project owned by UCV, LP. Management is currently uncertain of where the Company will obtain the funds to pay these tax liabilities.

The Company estimates it will receive approximately $700,000 of distributions from UCV in the third quarter of which $129,000 was received in January and February 2004. The $700,000 of distributions from UCV represents the remainder of funds to be distributed by UCV to the Company from the sales proceeds of UCV's apartment project.

In February 2003 Vail Ranch Limited Partners (VRLP) sold its membership interest in Temecula Creek LLC to its other partner in Temecula Creek LLC. VRLP was entitled to receive one-half of the sales proceeds from the sale of a remaining parcel of undeveloped land as well as the release of $100,000 that was held back from the sales proceeds in February 2003. In December 2003 VRLP received $121,955 as its share of the proceeds from the sale of the undeveloped land. In January 2004, VRLP received $99,959 as the balance of the hold back. The Company received distributions from VRLP related to these transactions of $58,173 in December 2003 and $59,975 in January 2004. As part of the Company's obligation to pay approximately one-half of these proceeds to its minority partner, payments of $29,000 each were made to the minority partner in December 2003 and January 2004. The liability to the minority interest stated in the balance sheet is $402,839 but is likley to be settled for a lesser amount based on the distributions received from VRLP.

In December 1990 the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.50 percent at December 31, 2003) and to be added to the principal balance annually. The loan was due November 7, 2003. The loan is collateralized by 21,808,267 shares of the Company's stock owned by ABI. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company.

On November 7, 2003, the Company presented demand to ABI for payment of $3,351,724, which represents the original principal balance plus accrued interest, of which $1,060,232 has not been accrued by the Company. The note provides for a 5 day grace period and negotiations are underway between the Company and ABI with respect to disposition of the note.

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

The Company has working capital deficit of $565,556 at December 31, 2003, which is a $1,627,109 decrease from the working capital of $1,061,553 at June 30, 2003. The decrease in working capital is primarily attributable to the reclassification of $1,026,000 from a non-current deferred tax liability to a current deferred tax liability and cash used by operating activities for the six months ended December 31, 2003. The cash used by operating activities was partially offset by distributions received from the Company's investees. The following is a schedule of the cash provided (used) before changes in assets and liabilities, segregated by business segments:

                                      2003          2002        Change
                                  ----------    ----------    ----------
    Rental ....................   $    4,000         3,000         1,000
    Golf ......................   (1,152,000)     (714,000)     (438,000)
    General corporate expense
      and other ...............     (250,000)      (68,000)     (182,000)
                                    ----------    ----------    ----------
    Cash used by continuing
      operations ..............   (1,398,000)     (779,000)     (619,000)
    Discontinued operations:
      Bowling .................         --         (96,000)       96,000
      Real estate development .         --            --            --
    Capital expenditures.......     (194,000)       (4,000)     (190,000)
    Principal payments on
      long-term debt ..........       (6,000)       (4,000)       (2,000)
                                  ----------    ----------    ----------
    Cash used .................   (1,598,000)     (883,000)     (715,000)
                                  ==========    ==========    ==========
    Distributions received from
      investees ...............      864,000       417,000       447,000
                                  ==========    ==========    ==========


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the three and six month periods ended December 31, 2003 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets.

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

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently does not have any VIEs in which it has variable interests.

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

                              RESULTS OF OPERATIONS
                              ---------------------
The following is a summary of the changes in the results of operations of the six and three-month periods ended December 31, 2003 to the same period in 2002 and a discussion of the significant changes:

                                 SIX MONTHS ENDED DECEMBER 31, 2003 VERSUS 2002
                                 ----------------------------------------------
                               Real Estate               Unallocated
                                Operation       Golf      And Other     Total
                               -----------  -----------   ---------  ------------
Revenues ..................... $     2,204  $  (150,226)  $(213,257) $   (361,279)
Costs ........................       1,000      111,549        --         112,549
SG&A-direct ..................        --         (1,082)    109,266       108,184
SG&A-allocated ...............        --        177,000    (120,931)       56,069
Depreciation and amortization      (26,710)       1,385       4,092       (21,233)
Interest expense .............        --           --       (44,816)      (44,816)
Gain from sale ...............        --           --        78,533        78,533
Equity in investees ..........      27,025         --          --          27,025
Segment profit (loss) ........      54,939     (439,078)    (82,335)     (466,474)
Investment income ............                                               (987)
Income tax benefit ...........                                            516,000
Income from continuing
  operations .................                                             48,539
Discontinued operations ......                                            108,269
Change in accounting principle                                            (37,675)
Net income (loss) ............                                            119,133

                                THREE MONTHS ENDED DECEMBER 31, 2003 VERSUS 2002
                                ------------------------------------------------
                               Real Estate               Unallocated
                                Operation       Golf      And Other     Total
                               -----------  -----------   ---------  ------------
Revenues ..................... $       845  $  (124,677)  $(135,240) $   (259,072)
Costs ........................         500      124,549        --         125,049
SG&A-direct ..................        --        (62,158)     40,257       (21,901)
SG&A-allocated ...............        --         92,000     (60,931)       31,069
Depreciation and amortization      (13,355)       1,751       2,799        (8,805)
Interest expense .............        --           --       (11,502)      (11,502)
Gain from sale ...............        --           --        78,533        78,533
Equity in investees ..........      40,431         --          --          40,431
Segment profit (loss) ........      54,131     (280,819)    (27,330)     (254,018)
Investment income ............                                              4,315
Income tax benefit ...........                                            257,000
Income from continuing
  operations .................                                              7,297
Discontinued operations ......                                             42,747
Change in accounting principle                                               --
Net income (loss) ............                                             50,044

REAL ESTATE OPERATIONS:
------------------
This segment includes the equity in income UCV, L.P. (UCV) and the sublease of a portion of the Penley factory. The operations of UCV consisted of the operation of a 542 unit apartment project until UCV sold the property on April 1, 2003. UCV acquired replacement properties on August 28, 2003, September 25, 2003 and September 26, 2003. The operations of UCV for the three and six months ended December 31, 2003 included the operations of these properties since their acquisition.

GOLF OPERATIONS:
----------------
Golf revenues declined in the three and six month periods primarily due to declines in sales to golf club manufacturers. In one circumstance there was an order shipped in July 2002 for which there was no comparable sales activity in 2003. There were also two manufacturers that were no longer in business in 2003. The following is a breakdown of the percentage of sales by customer category:

                                    Six Months  Three Months
                                    ----------  ------------
                                    2003  2002   2003  2002
                                    ----  ----   ----  ----
     Golf equipment distributors .   53%   34%    54%   34%
     Small golf club manufacturers   17%   30%    19%   32%
     Golf shops ..................   26%   29%    22%   30%
     Other .......................    4%    7%     5%    4%

Operating expenses of the golf segment consisted of the following in 2003 and 2002:
                                      Six Months            Three Months
                                 ---------------------  --------------------
                                    2003        2002       2003       2002
                                 ----------  ----------  ---------  ---------
     Costs of goods sold and
        manufacturing overhead   $1,100,000  $1,048,000 $  519,000  $ 450,000
     Research & development         157,000      97,000    105,000     49,000
                                 ----------  ----------  ---------  ---------
         Total golf costs         1,257,000   1,145,000    624,000    499,000
                                 ==========  ==========  =========  =========
     Marketing & promotion          447,000     442,000    204,000    264,000
     Administrative-direct          129,000     135,000     54,000     56,000
                                 ----------  ----------  ---------  ---------
          Total SG&A-direct         576,000     577,000    258,000    320,000
                                 ==========  ==========  =========  =========
     Allocated corporate costs      301,000     124,000    154,000     62,000
                                 ==========  ==========  =========  =========

Total golf costs increased in the three and six month periods due to increases in costs to correct manufacturing problems caused by changes in the specifications of materials purchased from one of its "prepreg" vendors. Marketing and promotion expenses decreased in the three month period due to a decrease in player sponsorship costs. This decrease was offset in the six month period by an increase in advertising costs in the first quarter.

OTHER
-----
Other revenues-related party decreased due to UCV's sale of its apartment project on April 1, 2003. The Company had received management fees and development fees from UCV totaling $48,000 and $97,000 during the three month and six month periods ended December 31, 2002, respectively. In the same periods in 2003, the Company only recieved management fees from the replacement properties totalling $15,000 and $18,000 respectively.

Other revenues, which primarily consisted of management fees earned from a third party, decreased $102,000 and $113,000 in the three and six month periods, respectivley, due to the sale of the property being managed in October 2002.

Unallocated selling, general and administrative expenses increased by $40,000 and $109,000 in the three and six month periods, respectively, primarily due to increases in audit fees and legal expenses.

The amount of corporate expenses allocated to the Golf segment primarily increased due to an increase in the percentage of expenses allocable to golf. This is the result of the discontinuance of the bowling segment in May 2003 and the reduction in property management services performed for UCV and others during the three months ended September 30, 2003.

Interest expense decreased primarily due to repayment of the short term debt in April 2003.

The increase in gain on sale primarily relates to the $60,532 received in November 2003 related to amounts due on the the sale of the Company's investment in All Seasons Inns in a prior year. The Company had recorded a valuation allowance for the amount due at the time of sale.

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


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------
An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

         As of December 31, 2003, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2003, except the following:

          A lawsuit was filed on January 10, 2003 in the United States District Court in the Southern District of California by Masterson Marketing, Inc. (Masterson) against Penley Sports, LLC. Masterson's lawsuit originally asserted claims for copyright infringement, breach of contract, breach of fiduciary duty, and sought compensatory damages, punitive damages, statutory damages, and attorney fees. The Company filed a motion to dismiss all claims. In response to that motion, Masterson dropped all claims except for the claims of copyright infringement and breach of contract. Masterson also dropped all prayers for punitive damages, statutory damages, and attorney fees. It is not possible at this time to predict the outcome of this litigation. We intend to vigorously defend against these claims.



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

      Date:   February 17, 2004
            --------------------



      By:/s/ Steven R. Whitman
         ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director

      Date: February 17, 2004
           ------------------