Form 10-Q
period 2004-03-31
SPORTS ARENAS INC
filed 2004-05-17
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of April 30, 2004 was 27,250,000 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                         QUARTER ENDED MARCH 31, 2004

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

      Unaudited Balance Sheets as of March 31, 2004
           and June 30, 2003 ..........................................   1-2

      Unaudited Statements of Operations for the Three Months Ended
                March 31, 2004 and 2003 ...............................    3

      Unaudited Statements of Operations for the Nine Months Ended
                March 31, 2004 and 2003 ...............................    4

      Unaudited Statements of Cash Flows for the Nine Months Ended
                March 31, 2004 and 2003 ...............................    5

      Notes to Financial Statements...................................   6-9


Item 2.- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................  10-15

Item 3.- Quantitative and Qualitative Disclosures about Market Risk...    15

Item 4.- Controls and Procedures .....................................    15

Part II - Other Information...........................................    16

Exhibits and reports on Form 8-K .....................................    16

Signatures............................................................    17

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                  (Unaudited)

                                                       March 31,   June 30,
                                                         2004         2003
                                                     -----------  -----------


Current assets:
   Cash and cash equivalents ........................$   132,200  $   365,674
   Other receivable-affiliate .......................       --        350,000
   Receivables ......................................    388,457      402,875
   Inventories ......................................    672,824      641,127
   Prepaid expenses .................................     33,436       34,958
                                                     -----------  -----------
      Total current assets ..........................  1,226,917    1,794,634
                                                     -----------  -----------


Property and equipment, at cost:
   Equipment.........................................  1,997,600    1,889,395
      Less accumulated depreciation and amortization  (1,118,509)  (1,052,740)
                                                     -----------  -----------
       Net property and equipment ...................    879,091      836,655
                                                     -----------  -----------

Other assets:
   Investments ......................................  4,068,668    5,344,007
   Deferred tax assets ..............................  5,177,000    4,661,000
   Other ............................................     77,371       95,671
                                                     -----------  -----------
                                                       9,323,039   10,100,678
                                                     -----------  -----------

                                                     $11,429,047  $12,731,967
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                       March 31,   June 30,
                                                         2004         2003
                                                     -----------  -----------

Current liabilities:
   Current portion of long-term debt ................$    17,691  $     5,771
   Accounts payable .................................    437,336      441,434
   Accrued payroll and related expenses .............    329,117      282,080
   Deferred income taxes ............................    926,000         --
   Other liabilities ................................      6,576        3,796
                                                     -----------  -----------
      Total current liabilities .....................  1,716,720      733,081
                                                     -----------  -----------

Long-term debt, excluding current portion ...........     72,030         --
                                                     -----------  -----------

Deferred income taxes ...............................  9,390,000   10,514,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........    373,839      431,839
                                                     -----------  -----------


Shareholders' equity (deficiency):
   Common stock, $.01 par value, 50,000,000
     shares authorized, 27,250,000 shares
     issued and outstanding .........................    272,500      272,500
   Additional paid-in capital .......................  1,730,049    1,730,049
   Retained earnings ................................    165,401    1,341,990
                                                     -----------  -----------
                                                       2,167,950    3,344,539
   Less note receivable from shareholder ............ (2,291,492)  (2,291,492)
                                                     -----------  -----------

     Total shareholders' equity (deficiency) ........   (123,542)    1,053,047
                                                     -----------  -----------

Commitments and contingencies (Note 6)

                                                     $11,429,047  $12,731,967
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                         2004         2003
                                                     -----------  -----------
Revenues:
   Golf .............................................$   822,499  $   841,552
   Rental ...........................................     20,022       19,335
   Other ............................................     24,468        8,103
   Other-related party ..............................     14,482       49,360
                                                     -----------  -----------
                                                         881,471      918,350
                                                     -----------  -----------
Costs and expenses:
   Golf .............................................    847,306      654,047
   Rental ...........................................     19,500       18,800
   Selling, general, and administrative .............    687,571      564,274
   Depreciation and amortization ....................     52,938       59,720
                                                     -----------  -----------
                                                       1,607,315    1,296,841
                                                     -----------  -----------

Loss from operations ................................   (725,844)    (378,491)
                                                     -----------  -----------

Other income (charges):
   Investment income- related party .................      9,072        7,946
   Investment income- other .........................          2         --
   Interest expense and amortization of finance costs     (1,105)     (10,659)
   Equity in income (loss) of investees .............     62,335      (75,987)
                                                     -----------  -----------
                                                          70,304      (78,700)
                                                     -----------  -----------

Loss from continuing operations before income taxes..   (655,540)    (457,191)

Income tax benefit ..................................    198,000         --
                                                     -----------  -----------

Loss from continuing operations .....................   (457,540)    (457,191)

Gain from discontinued operations ...................     88,009      258,092
                                                     -----------  -----------

Net loss ............................................$  (369,531) $  (199,099)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Loss from continuing operations ...................   ($0.01)       ($0.02)
  Discontinued operations ...........................      --           0.01
                                                        ------        ------
   Net loss .........................................   ($0.01)       ($0.01)
                                                        ======        ======

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                         2004         2003
                                                     -----------  -----------
Revenues:
   Golf .............................................$ 1,804,024  $ 1,973,303
   Rental ...........................................     62,513       59,622
   Other ............................................     45,797      164,155
   Other-related party ..............................     32,817      146,229
                                                     -----------  -----------
                                                       1,945,151    2,343,309
                                                     -----------  -----------
Costs and expenses:
   Golf .............................................  2,103,996    1,799,188
   Rental ...........................................     57,900       56,200
   Selling, general, and administrative .............  1,868,362    1,580,812
   Depreciation and amortization ....................    151,145      179,160
                                                     -----------  -----------
                                                       4,181,403    3,615,360
                                                     -----------  -----------

Loss from operations ................................ (2,236,252)  (1,272,051)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................     24,072       24,230
     Other ..........................................        299         --
   Interest expense and amortization of finance costs     (1,811)     (56,181)
   Gain on sale .....................................     78,533         --
   Equity in income (loss) of investees .............    156,561       (8,786)
                                                     -----------  -----------
                                                         257,654      (40,737)
                                                     -----------  -----------

Loss from continuing operations before income taxes
  and change in accounting principle ................ (1,978,598)  (1,312,788)

Income tax benefit ..................................    714,000         --
                                                     -----------  -----------

Loss from continuing operations ..................... (1,264,598)  (1,312,788)

Gain from discontinued operations ...................     88,009      149,823
Cumulative effect of change in accounting principle .       --         37,675
                                                     -----------  -----------

Net loss ............................................$(1,176,589) $(1,125,290)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Loss from continuing operations ...................   ($0.04)       ($0.05)
  Discontinued operations ...........................      --           0.01
  Cumulative effect of change in accounting principle      --            --
                                                        ------        ------
   Net loss .........................................   ($0.04)       ($0.04)
                                                        ======        ======

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)
                                                         2004         2003
                                                     -----------  -----------
Cash flows from operating activities:
  Net loss ..........................................$(1,176,589) $(1,125,290)
    Less gain from discontinued operations ..........    (88,009)    (149,823)
                                                     -----------  -----------
    Loss from continuing operations ................. (1,264,598)  (1,275,113)
  Adjustments to reconcile net loss to the net
   cash used by operating activities:
      Depreciation and amortization .................    151,145      179,160
      Equity in income of investees .................   (156,561)       8,786
      Gain on sales .................................    (78,533)        --
      Deferred income ...............................       --         36,000
      Provision for deferred income taxes ...........   (714,000)        --
      Change in accounting principle ................       --        (37,675)
    Changes in assets and liabilities:
      (Increase) decrease in receivables ............    364,418       (9,600)
      (Increase) decrease in inventories ............    (31,697)     159,604
      Decrease in prepaid expenses ..................      1,522       32,804
      Decrease in accounts payable ..................     (4,098)    (346,500)
      Increase in accrued expenses ..................     49,817      107,591
      Other .........................................     18,300       27,963
                                                     -----------  -----------
  Net cash used by continuing operations ............ (1,664,285)  (1,116,980)
  Net cash used by discontinued operations ..........       --        (89,197)
                                                     -----------  -----------
  Net cash used by operating activities ............. (1,664,285)  (1,206,177)
                                                     -----------  -----------
Cash flows from investing activities:
   Capital expenditures .............................   (193,581)      (4,310)
   Distribution to holder of minority interest ......    (58,000)    (370,838)
   Proceeds from sale of assets .....................     78,533         --
   Distributions from investees .....................  1,519,909    2,118,276
                                                     -----------  -----------
 Net cash provided by investing activities ..........  1,346,861    1,743,128
                                                     -----------  -----------
Cash flows from financing activities:
   Scheduled principal payments on long-term debt ...    (12,528)      (5,903)
   Proceeds from short-term debt ....................       --         75,000
   Payments on short-term debt ......................       --       (460,044)
   Proceeds from long-term debt .....................     96,478         --
                                                     -----------  -----------
 Net cash provided (used) by financing activities ...     83,950     (390,947)
                                                     -----------  -----------
Net increase (decrease) in cash and cash equivalents.   (233,474)     146,004
Cash and cash equivalents, beginning of period ......    365,674       39,345
                                                     -----------  -----------
Cash and cash equivalents, end of period ............$   132,200  $   185,349
                                                     ===========  ===========

Supplemental Disclosure of Non-Cash Financing Activities:
  Interest paid .....................................$     1,811  $    41,153
                                                     ===========  ===========
  Reclassification of principal payments on
    short-term debt to accrued interest .............$      --    $   280,631
                                                     ===========  ===========
  Reclassification of non-current deferred tax
    liability to current portion ....................$   926,000  $      --
                                                     ===========  ===========
  In December  2003,  the  Company  sold an auto  for  $18,000  with a cost  and accumulated depreciation of $85,376.
  In November  2003, the Company  received a $60,533  payment on the sale of All
     Season Inns and wrote off the cost of $37,926 and valuation allowance of $37,926.
  In February 2004, the Company sold an asset classified as other for $31,085 which had a cost of $15,000.

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     MARCH 31, 2004 AND 2003 (Unaudited)

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

2. Due to the seasonal fluctuations of the golf club shaft manufacturing operations, the financial results for the interim periods ended March 31, 2004 and 2003, are not necessarily indicative of operations for the entire year.

3. Investments:
     Investments consist of the following:
                                                       March 31,   June 30,
                                                         2004        2003
                                                     -----------  -----------
     UCV, L.P. ......................................$ 4,068,668  $ 5,277,007
     Vail Ranch Limited Partnership (VRLP)...........       --         67,000
                                                     -----------  -----------
           Total ....................................$ 4,068,668  $ 5,344,007
                                                     ===========  ===========

     The following is a summary of the equity in income (loss) of the investments accounted for by the equity method:
                               Nine Months         Three Months
                            ------------------   ------------------
                              2004      2003       2004      2003
                            --------  --------   --------  --------
        UCV, L.P. .......   $156,561  $ (8,786)  $ 62,335  $(75,987)
                            ========  ========   ========  ========

     The equity in the income of VRLP has been presented as income from discontinued operations (Note 7).

      The following is a summary of distributions received from investees:
                                             2004          2003
                                         ----------    ----------
        UCV, L.P. ....................   $1,364,900    $1,525,500
        Vail Ranch Limited Partnership      155,009       592,776
                                         ----------    ----------
                                         $1,519,909    $2,118,276
                                         ==========    ==========

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

     In November 2003 the Company received $60,533 related to amounts due on the sale of the Company's investment in All Seasons Inns in a prior year. The Company had recorded a valuation allowance for the entire amount due at the time of sale. As a result, the amount received was classified as gain from sale. On April 15, 2004, the Company received an additional $31,708, which represents the final payment due on the sale of its investment. An additional gain of $31,708 was recorded at that time.

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

     The following is summarized information about the Company's operations by business segment.

                                         Real Estate                   Unallocated
                                          Operation         Golf        And Other         Totals
                                        ------------    -----------    -----------    ------------
NINE MONTHS ENDED MARCH 31, 2004:
--------------------------------
Revenues .............................  $     62,513    $ 1,804,024    $    78,614    $  1,945,151
Depreciation and amortization ........          --          127,628         23,517         151,145
Interest expense .....................          --             --            1,811           1,811
Equity in income of investee .........       156,561           --             --           156,561
Gain on sale .........................          --             --           78,533          78,533
Segment profit (loss) ................       161,174     (1,914,633)      (249,510)     (2,002,969)
Investment income ....................                                                      24,371
Loss from continuing
  operations before taxes.............                                                  (1,978,598)
Significant non-cash items ...........      (156,561)          --             --          (156,561)

NINE MONTHS ENDED MARCH 31, 2003:
---------------------------------
Revenues .............................  $     59,622    $ 1,973,303    $   310,384    $  2,343,309
Depreciation and amortization ........        40,065        125,271         13,824         179,160
Interest expense .....................          --             --           56,181          56,181
Equity in loss of investee ...........        (8,786)           --             --           (8,786)
Segment profit (loss) ................       (45,429)    (1,085,857)      (205,732)     (1,337,018)
Investment income ....................                                                      24,230
Loss from continuing
  operations before taxes.............                                                  (1,312,788)
Significant non-cash items ...........        (8,786)          --             --            (8,786)

THREE MONTHS ENDED MARCH 31, 2004:
---------------------------------
Revenues .............................  $     20,022    $   822,499    $    38,950    $    881,471
Depreciation and amortization ........          --           42,729         10,209          52,938
Interest expense .....................          --             --            1,105           1,105
Equity in income of investee .........        62,335           --             --            62,335
Segment profit (loss) ................        62,857       (677,642)       (49,829)       (664,614)
Investment income ....................                                                       9,074
Loss from continuing
  operations before taxes.............                                                    (655,540)
Significant non-cash items ...........       (62,335)           --             --          (62,335)

THREE MONTHS ENDED MARCH 31, 2003:
---------------------------------
Revenues .............................  $     19,335    $   841,552    $    57,463    $    918,350
Depreciation and amortization ........        13,355         41,757          4,608          59,720
Interest expense .....................          --             --           10,659          10,659
Equity in loss of investee ...........       (75,987)          --             --           (75,987)
Segment profit (loss) ................       (88,807)      (287,944)       (88,386)       (465,137)
Investment income ....................                                                       7,946
Loss from continuing
  operations before taxes.............                                                    (457,191)
Significant non-cash items ...........       (75,987)          --             --           (75,987)

6. Liquidity

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, a shareholders' deficit, and is forecasting negative cash flows for the next twelve months. Additionally, the Company estimates that it will have a tax liability of approximately $926,000 due in September 2004 as a result of reporting the taxable portion of the sale of the apartment project owned by UCV, LP. The Company is currently uncertain of where the Company will obtain the funds to pay these tax liabilities. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on obtaining additional investors in its subsidiary, Penley Sports, or increasing the sales volume of Penley Sports. The consolidated financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

7. Discontinued Operations:

     During the year ended June 30, 2003, the Company ceased operations in two business segments. The following is a summary of the income (loss) from the discontinued business segments for the periods ended March 31:
                                   Three Months            Nine Months
                              ----------------------   ----------------------
                                 2004        2003         2004        2003
                              ---------  -----------   ---------  -----------
     Bowling .................$    --    $   (86,296)  $    --    $    21,973
     Real estate development .   88,009      236,119      88,009      236,119
                              ---------  -----------   ---------  -----------
                              $  88,009  $   149,823  $   88,009  $   258,092
                              =========  ===========   =========  ===========

8. Note receivable from shareholder:

     In December 1990 the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.50 percent at March 31, 2004) and to be added to the principal balance annually. The loan was due November 7, 2003. The loan is collateralized by 21,808,267 shares of the Company's stock owned by ABI. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company.

     On November 7, 2003, the Company presented demand to ABI for payment of $3,351,724, which represents the original principal balance plus accrued interest, of which $1,060,232 had not been accrued by the Company. The note provides for a 5 day grace period and negotiations are underway between the Company and ABI with respect to disposition of the note.

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

Management estimates positive cash flow of $50,000 to $100,000 in total for the remaining quarter for the year ending June 30, 2004 from operating activities after deducting capital expenditures and principal payments on notes payable and adding estimated distributions from UCV and VRLP. However, Management estimates that it will have a tax liability of approximately $926,000 due in September 2004 as a result of reporting the taxable portion of the sale of the apartment project owned by UCV, LP. Management is currently uncertain of where the Company will obtain the funds to pay these tax liabilities.

The Company estimates it will receive approximately $240,000 of distributions from UCV in the fourth quarter of which $100,000 was received on May 10, 2004. $200,000 of these estimated distributions from UCV represents the remainder of funds to be distributed by UCV to the Company from the sales proceeds of UCV's apartment project.

In February 2003 Vail Ranch Limited Partners (VRLP) sold its membership interest in Temecula Creek LLC to its other partner in Temecula Creek LLC. VRLP was entitled to receive one-half of the sales proceeds from the sale of a remaining parcel of undeveloped land as well as the release of $100,000 that was held back from the sales proceeds in February 2003. In December 2003 VRLP received $121,955 as its share of the proceeds from the sale of the undeveloped land. In January 2004, VRLP received $99,959 as the balance of the hold back plus an additional $66,157 as final settlement for allocation of revenues and expenses. The Company received distributions from VRLP related to these transactions of $58,173 in December 2003, $59,975 in January 2004, and $36,861 in March 2004. As
part of the Company's obligation to pay approximately one-half of these proceeds to its minority partner, payments of $29,000 each were made to the minority partner in December 2003 and January 2004 and $15,000 in April 2004. The liability to the minority interest stated in the balance sheet is $373,839 but is likely to be settled for a lesser amount based on the distributions received from VRLP.

In December 1990 the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provides for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.50 percent at March 31, 2004) and to be added to the principal balance annually. The loan was due November 7, 2003. The loan is collateralized by 21,808,267 shares of the Company's stock owned by ABI. The original loan amount plus accrued interest of $1,230,483 is presented as a reduction of shareholders' equity because ABI's only asset is the stock of the Company.

On November 7, 2003, the Company presented demand to ABI for payment of $3,351,724, which represents the original principal balance plus accrued interest, of which $1,060,232 has not been accrued by the Company. The note provides for a 5 day grace period and negotiations are underway between the Company and ABI with respect to disposition of the note.

Management expects continuing cash flow deficits until Penley Sports develops sufficient sales volume to become profitable. There can be no assurances that Penley Sports will ever achieve profitable operations. In April of 2004, management implemented a number of cost cutting measures to manufacturing and marketing and promotion (primarily the tour department). However, unless Penley can increase its revenues, it is not likely to reach a break even level of operations without identifying other opportunities to cut costs in manufacturing expenses.

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

The Company has working capital deficit of $489,803 at March 31, 2004, which is a $1,551,356 decrease from the working capital of $1,061,553 at June 30, 2003. The decrease in working capital is primarily attributable to the reclassification of $926,000 from a non-current deferred tax liability to a current deferred tax liability and cash used by operating activities for the nine months ended March 31, 2004. The cash used by operating activities was partially offset by distributions received from the Company's investees. The following is a schedule of the cash used before changes in assets and liabilities, segregated by business segments:

                                      2004          2003        Change
                                  ----------    ----------    ----------
    Rental ....................   $    5,000         3,000         2,000
    Golf ......................   (1,787,000)     (962,000)     (825,000)
    General corporate expense
      and other ...............     (280,000)     (132,000)     (148,000)
                                  ----------    ----------    ----------
    Cash used by continuing
      operations ..............   (2,062,000)   (1,091,000)     (971,000)
    Discontinued operations:
      Bowling .................         --         (68,000)       68,000
      Real estate development .         --            --            --
    Capital expenditures.......     (194,000)       (4,000)     (190,000)
    Principal payments on
      long-term debt ..........      (13,000)       (6,000)       (7,000)
                                  ----------    ----------    ----------
    Cash used .................   (2,269,000)   (1,169,000)   (1,100,000)
                                  ==========    ==========    ==========
    Distributions received from
      investees ...............    1,520,000     2,118,000      (598,000)
                                  ==========    ==========    ==========


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------
In response to the SEC's release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has identified its most critical accounting policy as that related to the carrying value of its long-lived assets. Any event or circumstance that indicates to the Company an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the three and nine month periods ended March 31, 2004 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company's assets.

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

                              RESULTS OF OPERATIONS
                              ---------------------
The following is a summary of the changes in the results of operations of the nine and three-month periods ended March 31, 2004 to the same period in 2003 and a discussion of the significant changes:

                                 NINE MONTHS ENDED MARCH 31, 2004 VERSUS 2003
                                 ----------------------------------------------
                               Real Estate               Unallocated
                                Operations      Golf      And Other     Total
                               -----------  -----------   ---------  ------------
Revenues ..................... $     2,891  $  (169,279)  $(231,770) $   (398,158)
Costs ........................       1,700      304,808        --         306,508
SG&A-direct ..................        --         97,332      98,022       195,354
SG&A-allocated ...............        --        255,000    (162,804)       92,196
Depreciation and amortization      (40,065)       2,357       9,693       (28,015)
Interest expense .............        --           --       (54,370)      (54,370)
Gain from sale ...............        --           --        78,533        78,533
Equity in investees ..........     165,347         --          --         165,347
Segment profit (loss) ........     206,603     (828,776)    (43,778)     (665,951)
Investment income ............                                                141
Income tax benefit ...........                                            714,000
Loss from continuing
  operations .................                                             48,190
Discontinued operations ......                                            (61,814)
Change in accounting principle                                            (37,675)
Net income (loss) ............                                            (51,299)

                                THREE MONTHS ENDED MARCH 31, 2004 VERSUS 2003
                                ---------------------------------------------
                               Real Estate               Unallocated
                                Operations      Golf      And Other     Total
                               -----------  -----------   ---------  ------------
Revenues ..................... $       687  $   (19,053)  $ (18,513) $    (36,879)
Costs ........................         700      193,259        --         193,959
SG&A-direct ..................        --         98,414     (11,244)       87,170
SG&A-allocated ...............        --         78,000     (41,873)       36,127
Depreciation and amortization      (13,355)         972       5,601        (6,782)
Interest expense .............        --           --        (9,554)       (9,554)
Equity in investees ..........     138,322         --          --         138,322
Segment profit (loss) ........     151,664     (389,698)     38,557      (199,477)
Investment income ............                                              1,128
Income tax benefit ...........                                            198,000
Loss from continuing
  operations .................                                               (349)
Discontinued operations ......                                           (170,083)
Change in accounting principle                                               --
Net loss .....................                                           (170,432)

REAL ESTATE OPERATIONS:
------------------
This segment includes the equity in income UCV, L.P. (UCV) and the sublease of a portion of the Penley factory. The operations of UCV consisted of the operation of a 542 unit apartment project until UCV sold the property on April 1, 2003. UCV acquired replacement properties on August 28, 2003, September 25, 2003 and September 26, 2003. The operations of UCV for the three and nine months ended March 31, 2004 included the operations of these properties since their acquisition.

GOLF OPERATIONS:
----------------
Golf revenues declined in the nine month period primarily due to a decline in sales to golf club manufacturers. In one circumstance there was an order shipped in July 2002 for which there was no comparable sales activity in fiscal 2004. There were also two manufacturers that are no longer in business in 2004. Golf revenues declined in the third quarter primarily due to slight declines in sales to distributors and golf shops.

The following is a breakdown of the percentage of sales by customer category:
                                    Nine Months Three Months
                                    ----------  ------------
                                    2004  2003   2004  2003
                                    ----  ----   ----  ----
     Golf equipment distributors .   50%   42%    46%   48%
     Small golf club manufacturers   24%   30%    32%   28%
     Golf shops ..................   23%   23%    19%   20%
     Other .......................    3%    5%     3%    4%

Operating expenses of the golf segment consisted of the following in 2004 and 2003:
                                     Nine Months            Three Months
                                 ---------------------  --------------------
                                    2004        2003       2004       2003
                                 ----------  ----------  ---------  ---------
     Costs of goods sold and
        manufacturing overhead   $1,887,000  $1,654,000 $  787,000  $ 606,000
     Research & development         217,000     145,000     60,000     48,000
                                 ----------  ----------  ---------  ---------
         Total golf costs         2,104,000   1,799,000    847,000    654,000
                                 ==========  ==========  =========  =========
     Marketing & promotion          824,000     741,000    378,000    299,000
     Administrative-direct          217,000     203,000     87,000     68,000
                                 ----------  ----------  ---------  ---------
          Total SG&A-direct       1,041,000     944,000    465,000    367,000
                                 ==========  ==========  =========  =========
     Allocated corporate costs      446,000     191,000    145,000     67,000
                                 ==========  ==========  =========  =========

Total golf costs increased in the three and nine-month periods due to increases in costs to correct manufacturing problems caused by changes in the specifications of materials purchased from one of its "prepreg" vendors as well as an increase in the valuation reserve.

Marketing and promotion expenses increased in the three and nine-month periods due to an in advertising costs.

OTHER
-----
Other revenues-related party decreased due to UCV's sale of its apartment project on April 1, 2003. The Company had received management fees and development fees from UCV totaling $49,000 and $146,000 during the three month and nine month periods ended March 31, 2003, respectively. In the same periods in 2004, the Company only received management fees from the replacement properties totalling $15,000 and $33,000 respectively.

Other revenues, which primarily consisted of management fees earned from a third party, decreased $118,000 in the nine month period due to the sale of the property being managed in October 2002. This was partially offset by a non-recurring increase in miscellaneous income in the three months ended March 31, 2004 of $17,000.

Unallocated selling, general and administrative expenses increased by $98,000 in the nine-month period primarily due to increases in audit fees and legal expenses. There was not a meaningful change to this expense category in the third quarter.

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

The increase in gain on sale primarily relates to the $60,532 received in November 2003 related to amounts due on the sale of the Company's investment in All Seasons Inns in a prior year. The Company had recorded a valuation allowance for the amount due at the time of sale.

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


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------
An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

          As of March 31, 2004, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2003, except the following:

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

      Date:   May 17, 2004
            --------------------



      By:/s/ Steven R. Whitman
         ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director

      Date: May 17, 2004
           ------------------