Form 10-K
period 2004-06-30
SPORTS ARENAS INC
filed 2005-01-03
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   (Mark One)
          [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF
                    1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates (5,441,733 shares) of the Registrant as of September 25, 2004 was $283,000 (based on average of bid and asked prices). The number of shares of common stock outstanding as of September 25, 2004 was 10,883,467.

Documents Incorporated by Reference - None.

                                     PART I
ITEM I.  Business

General Development and Narrative Description of Business
---------------------------------------------------------
Sports Arenas, Inc. (the "Company") was incorporated as a Delaware corporation in 1957. The Company currently owns a graphite golf club shaft manufacturing company and an approximate 35% partnership interest in UCV, L.P., a California limited partnership ("UCV") which owns three commercial real estate. Prior to the dates indicated below, the Company owned and operated a bowling center and, owned a 50% partnership interest in UCV which owned a 542-unit apartment complex. The bowling center closed on May 31, 2003 in conjunction with the expiration of the lease for its premises and UCV sold the apartment complex on April 1, 2003. The Company has its principal executive office at 7415 Carroll Road, Suite C, San Diego, California. The Company presently has approximately 25 employees. The following is a summary of the revenues of each segment (excluding discontinued operations) stated as a percentage of total revenues for each of the last three years:
                                    2004 2003 2002
                                    ---- ---- ----
           Real estate operations     3    2    6
           Golf .................    94   75   79
           Other ................     3   23   15

(a)  Real Estate Operations
---------------------------
     (1) Real Estate Development - Prior to February 22, 2003, the Company owned a 60% interest in Vail Ranch Limited Partners (VRLP), a California limited partnership, which owned a 50% ownership interest in Temecula Creek, LLC (TC), a California limited liability company. TC owned a 13 acre parcel of undeveloped land in Temecula, California. TC was in the process of developing the land when the other member purchased VRLP's interest in TC on February 22, 2003. The Company received distributions from VRLP from the proceeds of the sale in 2003 and 2004.

     (2) Commercial Real Estate Rental - Real estate rental operations during the year ended June 30, 2004 consisted of a sublease of a portion of the premises leased by a Company subsidiary in San Diego, California, and a 35% ownership interest UCV, which owns two commercial real estate properties in San Diego, California and one commercial real estate property in Los Angeles, California.

UCVGP, Inc., through its wholly owned subsidiary, UCVNV, Inc., and Sports Arenas Properties, Inc. (SAPI), wholly-owned subsidiaries of the Company, are a one percent managing general partner and a 35 percent limited partner, respectively, in UCV, L.P. (UCV). UCV acquired University City Village, a 542 unit apartment project (University City Village) located in San Diego, California, in August 1974 and sold it on April 1, 2003. Following the sale, UCV distributed approximately $3,769,000 to its Company-affiliated partners. These distributions served to reduce the Company's beneficial ownership of UCV from 50% to 35%.

Following this sale, UCV used the net sale proceeds available after distributions to its partners as a portion of the total consideration to acquire three commercial real estate properties in so-called "like-kind" exchange transactions intended to cause deferral of federal income taxation on the net sale proceeds used in such acquisitions. On August 28, 2003, 760, LLC, a California limited liability company wholly owned by UCV, acquired a property in San Diego, California with 50,667 square feet of retail and office space for approximately $9,500,000. The purchase was financed with loans totaling $6,926,500. Both loans are collateralized by the acquired property. On September 25, 2003, 939 LLC, a California limited liability company wholly owned by UCV, acquired a second property in San Diego, California with 23,567 square feet of retail and office space for approximately $5,000,000. The purchase was financed with the assumption of an existing $2,636,811 note payable that is collateralized by the acquired property. On September 26, 2003, UCV Media Tech Center, LLC, a California limited liability company wholly owned UCV, acquired a property in Los Angeles, California with 187,534 square feet of office and industrial space for approximately $28,670,000. The purchase was financed with a $20,000,000 note payable, which is collateralized by the acquired property.

(b) Golf Club Shaft  Manufacturing
----------------------------------
On September 16, 2004 the Company committed to a plan of disposal of the graphite golf club shaft operation owned by Penley Sports, LLC (Penley). The Company is currently in negotiations to sell Penley to the former owner, Carter Penley. Carter Penley has verbally agreed to fund any cash flow deficits from November 1, 2004 until a sale is consummated or until the negotiations end. In either event, the Company will not be required to repay the advances unless the Company ceases negotiations without cause.

(c) Other  (Bowling  Operations)
--------------------------------
The Company's wholly owned subsidiary, Cabrillo Lanes, Inc. (the Bowl), operated one 60 lane bowling center located in San Diego, California until it closed on May 31, 2003 in conjunction with the expiration of its lease. The Company had operated another 50 lane bowling center in San Diego, California until it was closed on December 21, 2000 in conjunction with the sale by the Company of the land and building. The Company purchased these bowling operations in August 1993

(d)  Industry  Segment  Information:
------------------------------------
See Note 9 of Notes to Consolidated Financial Statements for required industry segment financial information.

ITEM 2. Properties
------------------
Penley leases 38,025 square feet of industrial space in San Diego, California pursuant to a lease that expires in March 31, 2010 with options to March 31, 2020. The Company's corporate offices are located in this space. Penley has subleased approximately 10,000 square feet to a third party pursuant to a two year lease that expires in October 2004.

ITEM 3. Legal Proceedings
-------------------------
A lawsuit was filed on January 10, 2003 in the United States District Court for the Southern District of California by Masterson Marketing, Inc. (Masterson) against Penley Sports, LLC. Masterson's lawsuit originally asserted claims for copyright infringement, breach of contract and breach of fiduciary duty, and sought compensatory damages, punitive damages, statutory damages, and attorney fees. The Company filed a motion to dismiss all claims. In response to that motion, Masterson dropped all claims except those for claims of copyright infringement and breach of contract. Masterson also dropped all prayers for punitive damages, statutory damages, and attorney fees. It is not possible at this time to predict the outcome of this litigation. We intend to vigorously defend against these claims.

ITEM 4. Submissions of Matters to a Vote of Security Holders:  None
-------------------------------------------------------------

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

                                   2004             2003
                              --------------   --------------
                              High      Low     High     Low
                              -----    -----   -----    -----
             First Quarter    $ .02    $ .01   $ .03    $ .02
             Second Quarter   $ .02    $ .01   $ .02    $ .02
             Third Quarter    $ .04    $ .02   $ .02    $ .02
             Fourth Quarter   $ .05    $ .02   $ .02    $ .02

(b) The number of holders of record of the common stock of the Company as of September 25, 2004 is approximately 4,300. The Company believes there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

(c) The Company has neither declared nor paid dividends on its common stock during the past ten years, nor does it have any intention of paying dividends in the foreseeable future.

ITEM 6.  Selected Consolidated Financial Data (Not covered by Independent
           Auditors' Report)

                                                        Year Ended June 30,
                               --------------------------------------------------------------
                                  2004         2003         2002         2001         2000
                               ----------   ----------   ----------   ----------   ----------
Revenues                       $2,820,865   $4,043,550   $3,295,300   $2,283,151   $2,145,980
Loss from operations           (4,296,131)  (1,329,173)  (2,071,750)  (3,015,657)  (2,857,218)
Income (loss) from
   Continuing operations       (2,793,627)  19,098,581   (2,186,520)    (399,444)  (2,589,187)

Basic and diluted income
  (loss) per common share
  from continuing operations     (0.10)         0.70        (0.08)        (0.02)     (0.10)

Total assets                    7,129,139   12,731,967    2,903,403    3,448,474    6,601,236
Long-term debt,
  excluding current portion        67,232         --          5,456       13,942    1,967,169

See Notes 4, 6(c), 8, and 10 of Notes to Consolidated Financial Statements regarding disposition of business operations and material uncertainties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                LIQUIDITY AND CAPITAL RESOURCES

The independent auditors' report dated November 15, 2004 on the Company's consolidated financial statements for the year ended June 30, 2004 included with this Annual Report on Form 10-K contains the following explanatory paragraph:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
     Note 11 to the consolidated financial statements, the Company has suffered recurring losses and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As noted below, the recurring losses and negative cash flows relate to the Company's golf club shaft manufacturing operations. The Company has not been successful in its efforts to increase sales, reduce manufacturing costs or obtain additional investors for this operation. As a result, on September 16, 2004, the Company committed to a plan of disposal of the graphite golf club shaft operation owned. The Company is currently in negotiations to sell Penley to the former owner, Carter Penley. Carter Penley has verbally agreed to fund any cash flow deficits from November 1, 2004 until a sale is consummated or until the negotiations end. In either event, the Company will not be required to repay the advances unless the Company ceases negotiations without cause.

The Company is expecting a $500,000 cash flow deficit in the year ending June 30, 2005 from operating activities after estimated distributions from UCV ($420,000, primarily distributions from real estate operations), estimated capital expenditures ($3,000) and scheduled principal payments on long-term debt, excluding any estimated payments to be received from the sale of Penley. This analysis does not include the obligation to pay federal and state income taxes totaling $979,000 related to the taxable income reported from the sale of apartment project owned by UCV. Management is currently uncertain about how it will obtain the funds to pay these tax liabilities.

Management is currently evaluating other sources of working capital including the proceeds that would become available for distribution to the Company from refinancing the debt related to one of the properties owned by UCV or selling one of the properties owned by UCV. Management has not assessed the likelihood of any other sources of long-term or short-term liquidity. If the Company is not successful in obtaining other sources of working capital this could have a material adverse effect on the Company's ability to continue as a going concern. However, other than the tax liabilities noted above, management believes it will be able to meet its financial obligations for the next twelve months.

The Company had a working capital deficit of $422,329 at June 30, 2004, which is a $1,483,882 decrease in working capital from the working capital of $1,061,553 at June 30, 2003. Working capital decreased primarily due to cash used by operations of $3,335,000. The use of funds by operations was partially offset by $1,712,000 of distributions received from UCV ($1,557,000) and VRLP ($155,000).

The cash provided (used) before changes in assets and liabilities segregated by business segments was as follows:

                                           2004          2003           2002
                                       -----------   -----------    -----------
 Continuing operations:
  Rental                               $     5,000   $    (2,000)   $    (4,000)
  Golf                                  (2,246,000)   (1,440,000)    (1,647,000)
  General corporate expense and other      (70,000)      100,000       (111,000)
  Income taxes-current                    (979,000)         --             --
                                       -----------   -----------     ----------
     Total continuing operations        (3,290,000)   (1,342,000)    (1,762,000)
 Discontinued operations:
   Bowling                                 166,000      (192,000)        26,000
   Development                                --            --           --
                                       -----------   -----------     ----------
     Total cash used                    (3,124,000)   (1,534,000)    (1,736,000)
 Capital expenditures                     (194,000)      (18,000)          --
 Principal payments on long-term debt      (17,000)       (8,000)       (32,000)
                                       -----------   -----------     ----------
                                        (3,335,000)   (1,560,000)    (1,768,000)
                                       ===========   ===========     ==========

 Distributions received from investees:
    From UCV proceeds of refinance            --            --        1,700,000
    From UCV sale proceeds of property
      April 2003                         1,269,000     2,500,000           --
    From UCV operations                    288,000       526,000        403,000
    From VRLP sale proceeds of TC          155,000       592,000           --
                                       -----------   -----------     ----------
       Total                             1,712,000     3,618,000      2,103,000
                                       ===========   ===========     ==========
 Proceeds from sale of assets              110,000        19,000         31,000
                                       ===========   ===========     ==========
 Payments to minority interests            (73,000)     (371,000)       (50,000)
                                       ===========   ===========     ==========

On April 1, 2003, UCV sold its 542 unit apartment project for $58,400,000 in cash. The net sale proceeds to UCV was approximately $19,298,000. UCV distributed approximately $3,769,000 of such proceeds to the Company in partial liquidation of its partnership interest in UCV, reducing its ownership interest from 50 percent to 35 percent. UCV used the balance of the proceeds to purchase three properties as part of tax-deferred like-kind-exchange transactions.

One of the properties purchased by UCV is subject to a loan agreement that requires Sports Arenas, Inc. to maintain a minimum net worth of $1,000,000. As of June 30, 2004, the Company did not meet this requirement. UCV is in the process of requesting a waiver from the lender regarding this covenant. However, it is uncertain whether the lender will grant a waiver. If UCV is unable to obtain a waiver from the lender, the lender could call the loan due.

In February 2003, Vail Ranch Limited Partners (VRLP), a California limited partnership in which the Company holds a 60% ownership, sold its interest in Temecula Creek LLC (TC) to its other partner in TC (ERT). The sale price consisted of $1,318,180 cash and one-half of the sale proceeds from the remaining parcel of undeveloped land owned by TC when it was sold. $100,000 of the sales proceeds were held in an escrow to be applied to any post closing claims ERT may have related to warranties and normal prorations in the sale contract for the TC interest. The cash proceeds to VRLP of $1,218,180 were partially offset by $225,000 of fees paid to one of the VRLP partners. The Company received a distribution of $592,776 in 2003 of which $370,838 was paid to the holder of the minority interest in Old Vail Partners. In the year ended June 30, 2004, VRLP received $288,071 as its share of the proceeds from the sale of the undeveloped land, the balance of the hold back, and final settlement for allocation of revenues and expenses. The Company received $155,009 of distributions from VRLP related to these transactions. The Company is not expecting any further distributions from VRLP. As part of the Company's obligation to pay approximately one-half of these proceeds to its minority partner, $73,000 was paid to the minority partner during the year ended June 30, 2004. The remaining balance of the minority interest of $358,839 was adjusted to $15,000 to reflect the estimate of the final amount due the minority partner.

                          CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe that of our significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

Allowance for Doubtful Accounts: We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Additional reserves are established based upon our perception of the quality of the current receivables, the current financial position of our customers and past experience of collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances would be required.

Income Taxes: We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We evaluate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The carrying value of the net deferred tax assets assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our Consolidated Statements of Operations. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making the assessment. We evaluate the ability to realize the deferred tax assets and assess the need for additional valuation allowances quarterly. In addition, we are subject to income tax laws and judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact our financial statements.

Inventory Valuation: Inventories are valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete or excess, and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value.

Long-Lived Assets: We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. If actual fair value is less than our estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against earnings.


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

                             RESULTS OF OPERATIONS
                             ---------------------
The discussion of Results of Operations is primarily by the Company's business segments. The analysis is partially based on a comparison of and should be read in conjunction with the business segment operating information in Note 9 to the Consolidated Financial Statements.

The following is a summary of the changes to the components of the segments in the years ended June 30, 2004 and 2003:
                               Real Estate             Unallocated
                                Operation      Golf     And Other      Total
YEAR ENDED JUNE 30, 2004       -----------  ---------  -----------   ----------
------------------------
Revenues                            $3,928  ($381,696)   ($844,917) ($1,222,685)
Costs                                2,500    (71,659)          --      (69,159)
SG&A-direct                             --    (48,154)     355,169      307,015
SG&A-allocated                          --    544,000     (419,000)     125,000
Depreciation and amortization       (8,611)     1,927       11,785        5,101
Impairment losses                       --         --    1,376,316    1,376,316
Interest expense                    (5,436)        --      (49,422)     (54,858)
Equity in investees            (26,204,886)        --           --  (26,204,886)
Gain (loss) on disposition              --         --      110,241      110,241
Segment profit (loss)          (26,189,411)  (807,810)  (2,009,524) (29,006,745)
Investment income                                                        (7,463)
Income tax expense                                                    7,122,000
Income (loss) from continuing
  operations                                                        (21,892,208)
Discontinued operations                                                 336,571
Change in accounting principle                                          (37,675)
Net income (loss)                                                   (21,593,312)

YEAR ENDED JUNE 30, 2003
------------------------
Revenues                         ($111,277)  $449,453     $410,074     $748,250
Costs                             (114,058)   225,262           --      111,204
SG&A-direct                             --    (95,386)     118,405       23,019
SG&A-allocated                          --    113,000     (120,535)      (7,535)
Depreciation and amortization      (45,283)    (2,526)     (28,291)     (76,100)
Impairment losses                  (44,915)        --           --      (44,915)
Interest expense                       450         --      (27,473)     (27,023)
Equity in investees             26,341,632         --           --   26,341,632
Gain (loss) on disposition              --         --           --           --
Segment profit (loss)           26,434,161    209,103      467,968   27,111,232
Investment income                                                        11,869
Income tax expense                                                   (5,838,000)
Income (loss) from continuing
  operations                                                         21,285,101
Discontinued operations                                                  15,363
Change in accounting principle                                           37,675
Net income (loss)                                                    21,338,139

RENTAL OPERATIONS
-----------------
This segment includes the operations of a subleasehold interest in land underlying a condominium project (Sublease) which was sold in March 2002, and other activities which include the equity in income of the operation of a 542 unit apartment complex, which was sold April 1, 2003, and the sublease of a portion of the Penley factory.

The following is a summary of the changes in rental operations segment for each of the years ended June 30, 2004 and 2003 compared to the prior year:

                                      Sublease       Other         Combined
                                    ----------   -----------     -----------
   JUNE 30, 2004
   Revenues                         $     --     $      3,928    $     3,928
   Costs                                  --            2,500          2,500
   Depreciation and amortization          --           (8,611)        (8,611)
   Impairment losses                      --             --             --
   Interest expense                     (5,436)          --           (5,436)
   Equity in investees                    --      (26,204,886)   (26,204,886)
   Segment profit (loss)                 5,436    (26,194,847)   (26,189,411)

   JUNE 30, 2003
   Revenues                          ($119,098)  $      7,821      ($111,277)
   Costs                              (116,458)         2,400       (114,058)
   Depreciation and amortization          (474)       (44,809)       (45,283)
   Impairment losses                   (44,915)          --          (44,915)
   Interest expense                        450           --              450
   Equity in investees                    --       26,341,632     26,341,632
   Segment profit (loss)                42,299     26,391,862     26,434,161

The changes to the sublease component relate to the sale of the subleasehold interest in March 2002.

On April 1, 2003, UCV, in which the Company had a 50 percent ownership interest, sold its 542 unit apartment project for $58,400,000 in cash. After deducting current selling expenses ($2,442,207), paying mortgage loans ($38,000,000), and the refund of lender impounds ($1,340,348), the net sale proceeds to UCV was $19,298,141 and UCV's gain from sale was approximately $52,558,000. The Company's equity in this gain was approximately $26,279,000. The $44,809 decrease in depreciation and amortization in 2003 relates to the cessation of amortization of the step up in basis as a result of the sale of the underlying asset of UCV. Effective April 1, 2003, UCV changed its fiscal year end from March 31 to June 30 to conform to the fiscal year end of the Company. This was treated as a change in accounting principle by the Company and the Company's $37,675 of equity in the net income of UCV for the three month period ended June 30, 2002 was classified as the cumulative effect of a change in accounting principle.

GOLF CLUB SHAFT MANUFACTURING:
------------------------------
The following is a breakdown of the percentage of sales by customer category:

                                   2004  2003  2002
                                   ----  ----  ----
    Golf equipment distributors     46%   38%   35%
    Small golf club manufacturers   29%   32%   26%
    Golf shops                      21%   24%   33%
    Other                            4%    6%    6%

Prior to January 2000, golf club shaft sales were principally to custom golf shops. In January 2000, Penley commenced sales to two of the largest golf equipment distributors. In addition to increases in sales related to these two customers, sales to other golf equipment distributors and direct sales to the after-market also increased, likely due to the credibility and increased exposure from the Penley products being included in the catalogs of these two distributors. Prior to the year ended June 30, 2004, golf club shafts sales increased by approximately $1,062,000 in 2002 and $449,000 in 2003. In 2004 golf club shaft sales decreased by $382,000. Some of the decrease in 2004 is attributable to declines in sales to golf club manufacturers. There were several large golf club manufacturers that placed orders in 2003 that did not place additional orders in 2004. Sales to golf shops also decreased in 2004 and sales to distributors did not increase significantly. Management believes the decreases are likely attributable to both a decrease in advertising in 2004 and speculation about the uncertainty of the Company's plans for the golf club shaft manufacturing operation.

Operating expenses of the golf segment consisted of the following in 2004, 2003, and 2002:
                                        2004          2003          2002
                                     ----------    ----------    ----------
  Costs of sales and manufacturing
    overhead                         $2,487,000    $2,632,000    $2,385,000
  Research and development              271,000       198,000       219,000
                                     ----------    ----------    ----------
     Total golf costs                $2,758,000    $2,830,000    $2,604,000
                                     ==========    ==========    ==========
  Marketing and promotion            $1,008,000    $  970,000    $1,179,000
  Administrative costs- direct          239,000       325,000       212,000
                                     ----------    ----------    ----------
    Total SG&A-direct                $1,247,000    $1,295,000    $1,391,000
                                     ==========    ==========    ==========

Total golf costs decreased in 2004 primarily due to the decrease in direct costs of goods sold related to the decrease in sales in 2004. Total golf costs increased in 2003 primarily due to the increase in direct cost of goods sold related to the increase in sales in 2003. Golf costs also increased in 2003 related to a $113,000 increase in the valuation allowance expense related to inventory.

In general the Company has not been able to reduce golf costs to a level commensurate with the Company's level of sales. The manufacturing plant was designed and equipped to produce large production runs of the same product. However, the Company has not been able to develop sufficient sales to large golf shaft manufacturers or increase aftermarket sales sufficiently to make large production runs. Therefore the units costs to manufacture shafts has been higher than planned. Additionally, the Company had substantial problems in 2004 with the quality of the material provided by one of its suppliers that caused significant additional expense to yield shafts for finished goods.

Marketing and promotion expense decreased in 2003 primarily due to decreases in advertising and the tour program expenses. Administrative costs decreased in 2004 and 2003 primarily due to a decrease of $163,000 in 2004 in the allowance for bad debts. This was partially offset by a $68,000 increase in professional fees related to marketing consultants. Administrative costs increased in 2003 primarily due to a $103,000 increase in the allowance for bad debts related to two small golf club manufacturers that discontinued business.

Allocated Selling, General and Administrative costs increased in 2004 to reflect the circumstance that a higher percentage of the corporate segments time is being spent providing services to the golf club shaft segment.

UNALLOCATED AND OTHER:
----------------------
Other revenues-related party decreased due to sale by UCV of its apartment property on April 1, 2003. The Company had received management fees ($110,000), one time sales commission ($350,000), and development fees ($264,000) from UCV totaling $724,000 in 2003. In 2004 the Company only received management fees from UCV for the management of the properties acquired in August 2003 and September 2003 totaling $47,000.

Other revenues, which primarily consisted of management fees and commissions earned from a third party, decreased $139,000 in 2004 due to the sale of the property being managed in October 2002 for which the Company had also received a one time real estate commission of $100,000.

Unallocated and Other SG&A increased by $355,000 in 2004 and $118,000 in 2003. The increase in 2004 was primarily due to $373,000 of compensation related to Company shares issued Harold Elkan and Andrew Bradley, Inc. in recognition of the value of personal guarantees Harold Elkan provided to lenders on behalf of the Company and its subsidiaries over the years. The increase in 2003 was primarily due to an increase in wages related to a $100,000 bonus to Harold Elkan.

In June 2004, the Company recorded a $1,376,316 impairment loss related to the foreclosure on the note receivable from Andrew Bradley, Inc. See Note 3b of Notes to the Consolidated Financial Statements.

Interest expense decreased in 2002 due to the decrease in the balance of short term borrowings in 2003. All short term debt was paid in April 2003.

INCOME TAXES:
------------
Income tax expense increased in 2003 due to the income recognized from UCV's sale of its apartment project. As discussed above, UCV utilized the "like-kind-exchange" rules to defer recognition of a portion of the taxable income from the sale to the extent it reinvested the proceeds from sale into like-kind property. Since UCV used some of the sales proceeds to fund distributions to Company, the Company had a taxable gain from the sale that was recognized in the year ended June 30, 2004 of approximately $13,295,000 and recognition of approximately $12,948,000 of gain will be indefinitely deferred. The taxable portion of this gain recognized in 2004 for federal income tax purposes was offset by its federal net operating loss carryforwards, except for approximately $181,000 due for the alternative minimum tax. Since the State of

California has temporarily suspended the utilization of net operating losses for state income tax purposes, the Company has a state income tax liability for the year ended June 30, 2004 related to the gain from sale of UCV of approximately $798,000.

DISCONTINUED OPERATIONS:
-----------------------
As discussed in Footnote 10 of Notes to the Consolidated Financial Statements, the Company has classified its operations in the bowling and real estate development segments as discontinued operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
--------------------------------------------------
The following table summarizes the Company's contractual obligations and other commitments at June 30, 2004 and the effect such obligations could have on the Company's liquidity and cash flow in future periods:

                   Less than     2-3         4-5        Over
                    one year    Years       Years     5 years      Total
                   ----------  --------   ---------   --------   ----------
Notes payable         $18,071   $38,688     $28,544   $   --        $85,303
Lease commitments     247,000   494,000     494,000    183,000    1,418,000
Guaranty               75,000   156,000     166,000    198,000      595,000
                   ----------  --------   ---------   --------   ----------
                     $340,071  $688,688    $688,544   $381,000   $2,098,303
                   ==========  ========   =========   ========   ==========


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company and its unconsolidated subsidiary, UCV, utilizes both fixed rate and variable rate debt.

The following table presents scheduled principal payments and related weighted average interest rates of the Company's long-term fixed rate debt for the fiscal years ended June 30:
                   2005    2006     2007     2008     2009    Total   Fair Value
                  ------- ------- -------  -------  -------  -------  ---------
                                                                         (1)
Fixed rate debt   $18,000 $19,000 $20,000  $21,000   $8,000  $86,000   $86,000
Weighted average
   interest rate    4.6%    4.6%    4.6%     4.9%      4.9%    4.6%      4.6%

The following table presents scheduled principal payments and related weighted average interest rates of the UCV's long-term fixed rate and variable rate debt for the fiscal years ended June 30:

                     2005      2006      2007     2008       2009     Thereafter     Total      Fair Value
                   --------  --------  -------- --------  ---------- -----------  -----------  -----------
                                                                                                    (1)
Fixed rate debt    $282,000  $300,000  $596,000 $336,000  $2,723,000 $18,493,000  $22,730,000  $22,730,000
Weighted average
   interest rate     4.6%      4.6%      4.6%      6.1%      6.0%        6.0%         6.1%          4.6%

Variable Rate Debt $188,000  $199,000  $211,000 $223,000  $238,000    $5,487,000   $6,546,000   $6,546,000
Weighted average
   interest rate     5.8%      5.8%      5.8%      5.8%      5.8%        5.8%         5.8%          5.8%

(1) The fair value of fixed-rate and variable rate debt was estimated based on the current rates offered for fixed-rate debt with similar risks and maturities.

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

ITEM 8. Financial Statements and Supplementary Data

     (a) The Financial Statements and Supplementary Data of Sports Arenas, Inc. and Subsidiaries are listed and included under Item 15 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 29, 2004 the Company changed its accountants from KPMG LLP to Peterson & Co., LLP. The change in independent accountants was recommended and approved by the Company's Audit Committee. During the Company's fiscal years ended June 30, 2003 and June 30, 2002, and the subsequent interim periods through June 29, 2004, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference thereto in their report on the financial statements for such years. See the Company's Current Report filed on form 8K dated June 29, 2004 and filed with the Securities and Exchange Commission on July 6, 2004.

ITEM 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Control. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     (a) - (c) The following were directors and executive officers of the Company during the year ended June 30, 2004. All present directors will hold office until the election of their respective successors. All executive officers are to be elected annually by the Board of Directors.

 Directors & Officers   Age    Position and Tenure with Company
--------------------   ---     ------------------------------------------------
  Harold S. Elkan       61     President, Chief Executive Officer and
                                 Director since November 7, 1983

  Steven R. Whitman     51     Chief Financial Officer and Treasurer since
                                 May 1987; Director and Assistant Secretary since August 1, 1989; Secretary since January 1995

  Patrick D. Reiley     63     Director since August 21, 1986, sole member
                                 of audit committee

  James E. Crowley      57     Director since January 10, 1989, resigned
                                 November 11, 2003

  Gordon L. Gerson      53     Director since June 3, 2003, resigned
                                 November 11, 2003

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

     To the Company's knowledge, based solely on written representations that no other reports were required, during the three fiscal years ended June 30, 2002 through 2004, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  Executive Compensation

     (b) The following Summary Compensation Table shows the compensation paid for each of the last three fiscal years to the Chief Executive Officer of the Company and to the most highly compensated executive officers of the Company whose total annual compensation for the fiscal year ended June 30, 2004 exceeded $100,000.

                                                        Long-term  All Other
  Name and Principal                                     Compen-    Compen-
     Position         Year    Salary      Bonus   Other   sation    sation
 -----------------    ----    ------    -------- -----   ------    --------
 Harold S. Elkan,     2004   $350,000      --    $ --    $  --     $322,997 (1)
    President         2003    350,000  $100,000    --       --        --
                      2002    350,000      --      --       --        --

 Steven R. Whitman,   2004    100,000     5,000    --       --        --
    Chief Financial   2003    100,000      --      --       --        --
       Officer        2002    100,000      --      --       --        --

(1) The Other Compensation listed for Harold S. Elkan (Elkan) for 2003 relates to the value of 5,441,734 restricted shares of the Company's common stock issued Elkan as extra compensation in recognition of guarantees Elkan has provided to subsidiaries of SAI. See Item 13 Certain Relationships and Related Transactions.

     The Company has no Long-Term Compensation Plans. Although the Company provides some miscellaneous perquisites and other personal benefits to its executives, the amount of this compensation did not exceed the lesser of $50,000 or 10 percent of an executive's annual compensation.

     (c)-(f) and (i) The Company has not issued any stock options or stock appreciation rights, nor does the Company maintain any long-term incentive plans or pension plans.

     (g) Compensation of Directors - The Company pays a $500 fee to each outside director for each director's meeting attended. The Company does not pay any other fees or compensation to its directors as compensation for their services as directors.

     (h) Employment  Contracts,  Termination of Employment and Change-in-Control
Arrangements: The employment agreement for Harold S. Elkan (Elkan), the Company's President, expired in January 1998, however, the Company is continuing to honor the terms of the agreement until such time as the Compensation Committee conducts a review and proposes a new contract. Pursuant to the expired employment agreement, Elkan is to receive a sum equal to twice his annual salary ($350,000 as of June 30, 2004) plus $50,000 if he is discharged by the Company without good cause, or the employment agreement is terminated as a result of a change in the Company's management or voting control. The agreement also provides for miscellaneous perquisites, which do not exceed either $50,000 or 10 percent of his annual salary. The Board of Directors had previously authorized that up to $625,000 of loans can be made to Harold S. Elkan at interest rates not to exceed 10 percent. No loans have been made to Harold S. Elkan in over three years.

     (j) Compensation Committee Interlocks and Insider Participation: Harold S. Elkan, the Company's President, was appointed by the Company's Board of Directors as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Company's outside Directors set compensation for Harold S. Elkan. None of the executive officers of the Company had an "interlock" relationship to report for the fiscal year ended June 30, 2004.

     (k) Board Compensation Committee Report on Executive Compensation

     The Company's Board of Directors appointed Harold S. Elkan as a compensation committee of one to review and set compensation for all Company employees other than Harold S. Elkan. The Board of Directors, excluding Harold
S. Elkan and  Steven R.  Whitman,  set and  approve  compensation  for Harold S.
Elkan.

     The objectives of the Company's executive compensation program are to: attract, retain and motivate highly qualified personnel; and recognize and reward superior individual performance. These objectives are satisfied through the use of the combination of base salary and discretionary bonuses. The following items are considered in determining base salaries: experience, personal performance, responsibilities, and, when relevant, comparable salary information from outside the Company. Currently, the performance of the Company is not a factor in setting compensation levels. Annual cash bonus payments are discretionary and would typically relate to subjective performance criteria. A bonus of $100,000 was awarded to Harold Elkan for the year ended June 30, 2003.

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

     Patrick D. Reiley, the Company's sole outside director, serves as a committee of one to approve compensation for Harold S. Elkan: Harold S. Elkan serves as a committee of one to approve the compensation of all other employees of the Company.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
(a) - (c):
                                                    Nature of
                           Shares Beneficially      Beneficial     Percent of
  Name and Address               Owned              Ownership        Class
-------------------------- -------------------  -----------------  --------
                                                    Ownership
Harold S. Elkan                 5,441,734        Sole investment    50.001%
7415 Carroll Road                               and voting power
San Diego, California

All directors and officer       5,441,734        Sole investment    50.001%
  as a group                                    and voting power

ITEM 13.  Certain Relationships and Related Transactions
(a) - (c):
     1. The Company has $355,672 of unsecured loans outstanding to Harold S. Elkan, (President, Chief Executive Officer, Director and the majority shareholder of the Company) as of June 30, 2004 ($360,653 as of June 30, 2003). These loans were made prior to June 1998 and were in conjunction with the overall compensation package approved by the compensation committee of the Company. The balance at June 30, 2004 bears interest at 8 percent per annum and is due in monthly installments of interest only. The balance is due on demand. The largest amount outstanding during the year was $360,653 in July 2004.

Elkan's primary source of repayment of these loans is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the repayment of these loans. This charge was included in selling, general and administrative expense. The Company also discontinued recording the interest income on the loans except to the extent that the balance of the loans remained below $390,000. As of June 30, 2004 or 2003 there was no unrecorded accrued interest on the loans.

     2. In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold
S. Elkan (Elkan), the Company's President. The loan was made to allow Elkan to maintain ownership of at least a majority of the outstanding stock of the Company. Failure by Elkan to maintain majority ownership at the time would have been deemed a change of control of the Company under certain credit agreements between the Company or its subsidiaries and third party creditors, thereby constituting an event of default thereunder allowing an acceleration of the payment obligations under those agreements. The loan was collateralized by 21,808,267 shares of the Company stock held by ABI and provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provided for interest to accrue at an annual rate of prime plus 1-1/2 percentage points (5.25 percent at June 30, 2003) and to be added to the principal balance annually. The loan was due in November 2003.

Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $1,172,566 as of June 30, 2004 ($1,001,166 as of June 30, 2003). The balance of the loan, including accrued by unrecorded interest as of June 30, 2004 was $3,464,058.

On June 30, 2004 the Company, Elkan and ABI entered into a Debt Payment & Extra Compensation Agreement ("Debt Agreement"). Pursuant to the Debt Agreement:

     1. The Company agreed to issue 1,360,433 shares of the Company common stock to ABI as extra compensation in recognition of guarantees provided to subsidiaries of the Company.
     2. ABI agreed to the foreclosure by the Company of the 23,168,700 shares of Company common stock owned by ABI (including the additional shares of common stock awarded to ABI) valued at $.03951 per share in partial satisfaction of the Company's note receivable from ABI.
     3. The Company agreed to issue 5,441,734 restricted shares ("Extra Compensation Shares") of Company common stock to Elkan as extra compensation in recognition of guarantees he has provided to subsidiaries of the Company.
     4.   Elkan  and the  Company  agreed  to  enter  into a  Stock  Restriction
          Agreement.

The Debt Agreement was approved as fair to the Company and its shareholders by Director Patrick D. Reiley, the Company's sole independent director, acting as a Special Committee of one (the "Special Committee"). For such purposes Mr. Reiley was represented by independent counsel. The fairness to the Company of the Debt Agreement was based in part upon the valuation of Company common stock determined in a written report prepared for the Special Committee for such purpose by an independent investment banking firm. All other parties to the Debt Agreement were represented by their own respective counsel.

On September 2, 2004, the Company and Elkan entered into the Stock Restriction Agreement ("Agreement") , with an effective date of June 30, 2004. The Agreement applies to the 5,441,734 of shares of Company common stock ("Restricted Shares") issued to Elkan pursuant to the Debt Agreement and provides for, among other things:

     (1) Restrictions on Elkan's ability to transfer the Restricted Shares for five years;

     (2) Elkan's forfeiture to the Company of the Restricted Shares in certain circumstances, including if there occurs an event of default, if Elkan is terminated with cause, or if the net fair market value of the Company's assets shall have failed to increase by at least 2.5 percent per annum, compounded annually, over the period between the effective date of the Agreement and the 90th day prior to the fifth anniversary of such effective date;

     (3) the Company's right to purchase any or all of the Restricted Shares from Elkan at $.05936 per share in limited circumstances; and

     (4) the grant of certain anti-dilution and registration rights to Elkan as set forth in the Agreement.

ITEM 14. Principal Accountants Fees and Services:

KPMG LLP, the Company's principal accounting firm until June 29, 2004, billed the Company for audit fees totaling $136,581 and $70,683 during the years ended June 30, 2004 and 2003, respectively. KPMG LLP did not perform any other services for the Company during those years.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  A. The following documents are filed as a part of this report:

     1.   Financial Statements of Registrant

        Independent Auditors' Reports                                   17-18
        Sports Arenas, Inc. and subsidiaries consolidated
         financial statements:
           Balance sheets as of June 30, 2004 and 2003                   19
           Statements of operations for each of the years in the
              three-year period ended June 30, 2004                      20
           Statements of shareholders' equity (deficiency)
               for each of the years in the three-year period
               ended June 30, 2004                                       21
           Statements of cash flows for each of the years in the
              three-year period ended June 30, 2004                    22-23
           Notes to consolidated financial statements                  24-35

     2.   Financial Statements of Unconsolidated Subsidiaries

        UCV, L.P. (a California limited partnership)- 35 percent
         owned investee:
           Independent Auditors' Reports                               36-37
           Balance sheets as of June 30, 2004 and 2003                   38
           Statements of operations and partners' equity (deficit)
              for each of the years ended June 30, 2004,
              June 30, 2003, March 31, 2002 and the three-month
              period ended June 30, 2002                                 39
           Statements of cash flows for each of the years
              ended June 30, 2004, June 30, 2003, March 31, 2002
              and the three-month period ended June 30, 2002             40
           Notes to consolidated financial statements                  41-45


     3. Financial Statement Schedules

          There are no financial statement schedules because they are either not applicable or the required information is shown in the financial statement or notes thereto.


     4.  Exhibits
            Index to Exhibits.                                           47




B. Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report:

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Sports Arenas, Inc.

We have audited the consolidated balance sheet of Sports Arenas, Inc. and its subsidiaries ("the Company) as of June 30, 2004, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Sports Arenas, Inc. and its subsidiaries as of June 30, 2003, were audited by other auditors whose report dated September 5, 2003, expressed an unqualified opinion with a going concern explanatory paragraph on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and its subsidiaries as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Peterson & Co., LLP
    PETERSON & CO., LLP
     November 15, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Sports Arenas, Inc.:


We have audited the accompanying consolidated balance sheet of Sports Arenas, Inc. and subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the two-year period ended June 30, 2003. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Arenas, Inc. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4(b) to the consolidated financial statements, effective April 1, 2003, the Company changed its method of accounting for its equity investment in UCV, L.P.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/KPMG LLP
   KPMG LLP
    San Diego, California
    September 5, 2003

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS-JUNE 30, 2004 AND 2003

                                                        2004            2003
                                                   ------------    ------------
                              ASSETS
Current assets:
 Cash and cash equivalents ....................... $    186,716    $    365,674
 Other receivable-affiliate (Note 4b) ............         --           350,000
 Trade receivables, net of allowance for doubtful
   accounts of $45,000 and $228,000 respectively .      275,004         402,875
 Inventories (Note 2) ............................      605,843         641,127
 Prepaid expenses ................................       27,005          34,958
                                                   ------------    ------------
       Total current assets ......................    1,094,568       1,794,634
                                                   ------------    ------------

Property and equipment, at cost:
 Machinery and equipment .........................    1,600,609       1,492,404
 Leasehold improvements ..........................      396,991         396,991
                                                   ------------    ------------
                                                      1,997,600       1,889,395
    Less accumulated depreciation and amortization   (1,167,688)     (1,052,740)
                                                   ------------    ------------
        Net property and equipment ...............      829,912         836,655
                                                   ------------    ------------

Other assets:
 Deferred tax assets (Note 7) ....................    1,330,000       4,661,000
 Investments (Note 4) ............................    3,797,288       5,344,007
 Other ...........................................       77,371          95,671
                                                   ------------    ------------
                                                      5,204,659      10,100,678
                                                   ------------    ------------

                                                   $  7,129,139    $ 12,731,967
                                                   ============    ============
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt (Note 5a) ..... $     18,071    $      5,771
 Accounts payable ................................      241,540         441,434
 Accrued payroll and related expenses ............      278,286         282,080
 Accrued income taxes ............................      979,000            --
 Other liabilities ...............................         --             3,796
                                                   ------------    ------------
     Total current liabilities ...................    1,516,897         733,081
                                                   ------------    ------------

Long-term debt, excluding current
  portion (Note 5a) ..............................       67,232            --
                                                   ------------    ------------

Deferred tax liabilities (Note 7) ................    5,158,000      10,514,000
                                                   ------------    ------------

Minority interest in consolidated
  subsidiary (Note 10b) ..........................       15,000         431,839
                                                   ------------    ------------

Shareholders' equity:
 Common stock, $.01 par value, 50,000,000 shares
   authorized, issued and outstanding: 10,883,467
   in 2004 and 27,250,000 in 2003 ................      340,521         272,500
 Additional paid-in capital ......................    2,038,776       1,730,049
 Treasury stock ..................................     (915,176)           --
 Accumulated earnings (deficit) ..................   (1,092,111)      1,341,990
                                                   ------------    ------------
                                                        372,010       3,344,539
 Less note receivable from shareholder (Note 3b) .         --        (2,291,492)
                                                   ------------    ------------
      Total shareholders' equity .................      372,010       1,053,047
                                                   ------------    ------------

Commitments and contingencies (Notes 6 and 8)

                                                   $  7,129,139    $ 12,731,967
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                     2004            2003            2002
                                                                ------------    ------------    ------------
Revenues:
 Golf .......................................................   $  2,657,050    $  3,038,746    $  2,589,293
 Rental .....................................................         82,885          78,957         190,234
 Other ......................................................         33,507         201,618         329,402
 Other-related party (Note 4b) ..............................         47,423         724,229         186,371
                                                                ------------    ------------    ------------
                                                                   2,820,865       4,043,550       3,295,300
                                                                ------------    ------------    ------------
Costs and expenses:
 Golf .......................................................      2,758,039       2,829,698       2,604,436
 Rental .....................................................         77,900          75,400         189,458
 Selling, general, and administrative .......................      2,704,417       2,272,402       2,256,918
 Depreciation and amortization ..............................        200,324         195,223         271,323
 Provision for impairment losses (Note 3b) ..................      1,376,316            --            44,915
                                                                ------------    ------------    ------------
                                                                   7,116,996       5,372,723       5,367,050
                                                                ------------    ------------    ------------

Loss from operations ........................................     (4,296,131)     (1,329,173)     (2,071,750)
                                                                ------------    ------------    ------------
Other income (charges):
 Investment income:
   Related party (Notes 3a and 3b) ..........................         33,804          40,251          27,890
   Other ....................................................            299           1,315           1,807
 Interest expense and amortization of finance costs .........         (2,798)        (57,656)        (84,679)
 Equity in income (loss) of investee (Note 4a) ..............         76,958      26,281,844         (59,788)
 Gain on sale (Note 4c) .....................................        110,241            --              --
                                                                ------------    ------------    ------------
                                                                     218,504      26,265,754        (114,770)
                                                                ------------    ------------    ------------

Income (loss) from continuing operations
   before income taxes ......................................     (4,077,627)     24,936,581      (2,186,520)

Income tax benefit (expense) ................................      1,284,000      (5,838,000)           --
                                                                ------------    ------------    ------------

Income (loss) from continuing operations ....................     (2,793,627)     19,098,581      (2,186,520)

Income from discontinued operations net of income
      tax of $238,000 in 2004 and $15,000 in 2003 (Note 10) .        359,526          22,955           7,592
Cumulative effect of change in accounting principle (Note 4b)           --            37,675            --
                                                                ------------    ------------    ------------

Net income (loss) ...........................................   ($ 2,434,101)   $ 19,159,211    ($ 2,178,928)
                                                                ============    ============    ============

Per common share (based on weighted average shares
 outstanding:
 Income (loss) from continuing operations ...................     ($ 0.10)         $  0.70         ($ 0.08)
   Discontinued operations ..................................        0.01              --              --
   Cumulative effect of change in accounting principle ......        --                --              --
                                                                  -------          -------          ------
 Net income (loss) ..........................................     ($ 0.09)         $  0.70          ($ 0.08)
                                                                  =======          =======          =======

Weighted average number of shares outstanding ...............     27,250,000      27,250,000      27,250,000
                                                                ============    ============    ============






          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                Common Stock                                               Note
                            -------------------   Additional                 Retained    Receivable
                            Number of               Paid-In     Treasury     Earnings       from
                             Shares     Amount      Capital      Stock       (Deficit)   Shareholder     Total
                           ----------  --------   ----------   ---------   -----------   -----------  ------------

Balance at June 30, 2001   27,250,000  $272,500   $1,730,049    $   --    ($15,638,293)  ($2,291,492) ($15,927,236)

  Net loss                       --        --           --          --      (2,178,928)          --     (2,178,928)
                          -----------  --------   ---------- -----------   ------------   ----------  ------------

Balance at June 30, 2002   27,250,000   272,500    1,730,049        --      (17,817,221)  (2,291,492)  (18,106,164)

  Net income                     --        --           --          --       19,159,211         --      19,159,211
                          -----------  --------   ----------   ---------   ------------   ----------   -----------
Balance at June 30, 2003   27,250,000   272,500    1,730,049        --        1,341,990   (2,291,492)    1,053,047

  Foreclosure on
     stock (Note 3b)      (23,168,700)     --           --      (915,176)          --      2,291,492     1,376,316
  Issue of
     shares (Note 3b)       6,802,167    68,021      308,727        --             --           --         376,748
  Net loss                       --        --           --          --       (2,434,101)        --      (2,434,101)
                          -----------  --------   ----------   ----------  ------------   ----------   -----------

Balance at June 30, 2004   10,883,467  $340,521   $2,038,776   ($915,176)   ($1,092,111)  $     --      $  372,010
                          ===========  ========   ==========   ==========  ============   ==========   ============








          See accompanying notes to consolidated financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                 2004            2003           2002
                                                             -----------    ------------    -----------
Cash flows from operating activities:
 Net income (loss) .......................................   ($2,434,101)   $ 19,159,211    ($2,178,928)
   Less income from discontinued operations ..............      (359,526)        (22,955)        (7,592)
                                                             -----------    ------------    -----------
   Income (loss) from continuing operations ..............    (2,793,627)     19,136,256     (2,186,520)
 Adjustments to reconcile net income (loss) to cash
   used by operating activities:
     Depreciation and amortization .......................       200,324         195,223        271,323
     Equity in income (loss) of investee .................       (76,958)    (26,319,519)        59,788
     Deferred income .....................................          --          (192,000)        48,000
     Provision for impairment losses .....................     1,376,316            --           44,915
     Gain on sale of assets ..............................      (110,241)           --             --
     Stock compensation expense ..........................       376,748            --             --
     Deferred taxes ......................................    (2,263,000)      5,838,000           --
     Changes in assets and liabilities:
       (Increase) decrease in receivables ................       463,775        (294,242)      (124,339)
       (Increase) decrease in inventories ................        35,284         151,563       (207,579)
      (Increase) decrease in prepaid expenses ............         7,953          20,112        (14,878)
       Increase (decrease) in accounts payable ...........       (45,515)       (456,755)       248,077
       Increase (decrease) in accrued expenses and
         other liabilities ...............................       987,746          14,744          6,932
     Other ...............................................        18,300          37,612         62,284
                                                             -----------    ------------    -----------
       Net cash used by continuing operations ............    (1,822,895)     (1,869,006)    (1,791,997)
       Net cash provided (used) by discontinued operations         9,059        (320,402)        70,104
                                                             -----------    ------------    -----------
        Net cash used by operating activities ............    (1,813,836)     (2,189,408)    (1,721,893)
                                                             -----------    ------------    -----------

Cash flows from investing activities:
  Additions to property and equipment ....................      (193,581)        (17,850)          --
  Proceeds from sale of miscellaneous assets .............       110,241          19,465         30,700
  Distributions to holders of minority interest ..........       (73,000)       (370,838)       (50,000)
  Distributions received from investees ..................     1,711,686       3,618,276      2,102,820
                                                             -----------    ------------    -----------
     Net cash provided by investing activities ...........     1,555,346       3,249,053      2,083,520
                                                             -----------    ------------    -----------

Cash flows from financing activities:
  Scheduled principal payments ...........................       (16,946)         (7,685)       (32,486)
  Proceeds from short-term borrowings ....................          --            75,000        450,000
  Payments on short-term borrowings ......................          --          (800,631)    (1,255,000)
  Proceeds from long-term debt ...........................        96,478            --             --
                                                             -----------    ------------    -----------
    Net cash provided (used) by financing activities .....        79,532        (733,316)      (837,486)
                                                             -----------    ------------    -----------

Net increase (decrease) in cash and equivalents ..........      (178,958)        326,329       (475,859)
Cash and cash equivalents, beginning of year .............       365,674          39,345        515,204
                                                             -----------    ------------    -----------
Cash and cash equivalents, end of year ...................   $   186,716    $    365,674    $    39,345
                                                             ===========    ============    ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 2004, 2003, AND 2002

SUPPLEMENTAL CASH FLOW INFORMATION:
                          2004        2003       2002
                        -------    ---------   --------
   Interest paid        $ 8,000    $  54,000   $ 11,000
                        =======    =========   ========

Supplemental schedule of non-cash investing and financing activities:

     During the year ended June 30, 2004, the Company issued stock compensation totaling $376,748, which increased common stock by $68,021 and increased additional paid in capital by $308,727.

     During the year ended June 30, 2004 the Company foreclosed on the 23,168,700 shares of the Company's stock held by Andrew Bradley, Inc.
          (ABI) as collateral for ABI's note payable to the Company. The balance of the note was $3,464,058 with a related allowance for impairment loss of $2,548,882. The Company shares, which are being held as treasury stock, were valued at $915,176.

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

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

1. Summary of significant accounting policies and practices:

     Description of business- The Company, primarily through its subsidiaries, owns and operates a graphite golf club shaft manufacturer and three commercial real estate properties (35% owned). The Company also performs a minor amount of services in property management and real estate brokerage related to commercial leasing.

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

     Cash and cash equivalents - Cash and cash equivalents only include highly liquid investments with original maturities of less than 3 months. There were no cash equivalents at June 30, 2004 and 2003.

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

     Use of estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

     Income (loss) per share- Basic earnings per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of income (loss) for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive securities outstanding during the reporting period. The Company currently has no potentially dilutive securities outstanding. The weighted average shares used for basic and diluted earnings per share computation was 27,250,000 for the years ended June 30, 2004, June 30, 2003 and June 30, 2002.

2. Inventories:

   Inventories consist of the following:
                                               2004         2003
                                            ---------    ---------
               Raw materials ............   $ 133,102    $ 126,766
               Work in process ..........     403,770      561,161
               Finished goods ...........     384,971      186,200
                                            ---------    ---------
                                              921,843      874,127
                 Less valuation allowance    (316,000)    (233,000)
                                            ---------    ---------
                                            $ 605,843    $ 641,127
                                            =========    =========

3. Notes receivable:

     (a) Affiliate - The Company made unsecured loans to Harold S. Elkan, the Company's President and, indirectly, the Company's majority shareholder, and recorded interest income of $33,804, $40,251, and $27,890 in 2004, 2003, and 2002, respectively. The loans bear interest at 8 percent per annum and are due on demand.

          Elkan's primary source of repayment of unsecured loans from the Company is withholding from compensation received from the Company. Due to the Company's financial condition, there is uncertainty about the Company's ability to continue funding the additional compensation necessary to repay the unsecured loans. Therefore, during the year ended June 30, 1999, the Company recorded a $390,000 charge to reflect the uncertainty of the collectibility of the unsecured loans. This charge was included in selling, general and administrative expense. As a result of the balance of the unsecured loans decreasing below $390,000 as of June 30, 2004 and June 30, 2003, $4,981 and $29,347 of
          the valuation allowance were recovered in the years ended June 30, 2004 and 2003, respectively.

          The Company also discontinued recording the interest income on the loans except to the extent that the balance of the loans remained below $390,000. As of June 30, 2004 and 2003 no interest accrued on the loans was unrecorded.
                                               2004         2003
                                            ---------    ---------
               Balance of note receivable   $ 355,672    $ 360,653
               Less valuation allowance .    (355,672)    (360,653)
                                            ---------    ---------
                                            $    --      $    --
                                            =========    =========

     (b) Shareholder - In December 1990, the Company loaned $1,061,009 to the Company's majority shareholder, Andrew Bradley, Inc. (ABI), which is 88% owned by Harold S. Elkan, the Company's President. The loan provided funds to ABI to pay its obligation related to its purchase of the Company's stock in November 1983. The loan to ABI provided for interest to accrue at an annual rate of prime plus 1-1/2 percentage points and to be added to the principal balance annually. The loan was due in November 2003. The loan was collateralized by 21,808,267 shares of the Company's stock. The original loan amount plus accrued interest of $1,230,483 was presented as a reduction of shareholders' equity as of June 30, 2003 because ABI's only asset is the stock of the Company.

          Effective January 1, 1999, the Company discontinued recognizing the accrual of interest income on the note receivable from shareholder. This policy was adopted in recognition that the shareholder's most likely source of funds for repayment of the loan is from sale of the Company's stock or dividends from the Company and that the Company has unresolved liquidity problems. The cumulative amount of interest that accrued but was not recorded was $1,172,566 as of June 30, 2004 ($1,001,166 as of June 30, 2003).

          On June 30,  2004 the  Company,  Harold  S.  Elkan  ("Elkan")  and ABI
          entered   into  a  Debt   Payment  &  Extra   Compensation   Agreement
          ("Agreement") whereby:

          1. The Company agreed to issue 1,360,433 shares of Company common stock to ABI as extra compensation in recognition of guarantees provided to subsidiaries of SAI.
          2. ABI agreed to the foreclosure and sale to the Company of the 23,168,700 shares of Company common stock owned by ABI (including the additional shares of common stock awarded to ABI) valued at $.03951 per share in partial satisfaction of the Company's note receivable from ABI.
          3. The Company agreed to issue 5,441,734 restricted shares ("Extra Compensation Shares") of Company common stock to Elkan as extra compensation in recognition of guarantees Elkan has provided to subsidiaries of the Company.
          4. Elkan and the Company were to negotiate and enter into a Stock Restriction Agreement.

          On September 2, 2004, the Company and Elkan entered into the Stock Restriction Agreement ("Agreement") , with an effective date of June 30, 2004. The Agreement applies to the 5,441,734 of shares of Company common stock ("Restricted Shares") issued to Elkan pursuant to the Debt Payment and Compensation Agreement and provides for, among other things:

          (a) Restrictions on Elkan's ability to transfer the Restricted Shares for five years;
          (b) Elkan's forfeiture to the Company of the Restricted Shares in certain circumstances, including if there occurs an event of default, if Elkan is terminated with cause, or if the net fair market value of the Company's assets shall have failed to increase by at least 2.5 percent per annum, compounded annually, over the period between the effective date of the Agreement and the 90th day prior to the fifth anniversary of such effective date;
          (c) The Company's right to purchase any or all of the Restricted Shares from Elkan at $.05936 per share in limited circumstances; and
          (d) the grant of certain anti-dilution and registration rights to Elkan as set forth in the Agreement.

4. Investments:
     (a)  Investments consist of the following:
                                                        2004          2003
                                                    -----------   -----------
           Accounted for on the equity method:
             Investment in UCV, L.P. ............   $ 3,797,288   $ 5,277,007
             Vail Ranch Limited Partnership
              (See Note 10b) ....................          --          67,000
                                                    -----------   -----------
                                                      3,797,288     5,344,007
                                                    -----------   -----------
          Accounted for on the cost basis:
             All Seasons Inns, La Paz ...........          --          37,926
               Less provision for impairment loss          --         (37,926)
                                                    -----------   -----------
                Total investments ...............   $ 3,797,288   $ 5,344,007
                                                    ===========   ===========

          The following is a summary of the equity in income (loss) from UCV:
                                       2004       2003           2002
                                     -------   -----------    ---------
           UCV, L.P. ..............  $76,958   $26,281,844    $ (59,788)

          The equity in income (loss) from VRLP (see Note 10b) is included in the income from discontinued operations.

     (b)  Investment in UCV, L.P. (real estate operation segment):

          The Company was a one percent managing general partner and 49 percent limited partner in UCV, L.P. (UCV) which owned University City Village, a 542 unit apartment project in San Diego, California until it was sold April 1, 2003. As a result of the $3,769,000 of distributions the Company received related to the sale, the Company's beneficial ownership in UCV was reduced from 50 percent to 35 percent.

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

          On April 1, 2003, UCV sold the University City Village Apartments for $58,400,000 in cash. After deducting current selling expenses ($2,495,820), paying mortgage loans ($38,000,000), and the refund of lender impounds ($1,340,348), the net sale proceeds to UCV was approximately $19,298,141 and UCV's gain from sale was approximately $52,558,000. As of June 30, 3004, UCV distributed a cumulative amount of approximately $3,769,000 of such proceeds to the Company in partial liquidation of its partnership interest in UCV. Of this total, UCV distributed $2,500,000 to the Company in the year ended June 30, 2003 and $1,269,000 in the year ended June 30, 2004. The remaining funds were reinvested by UCV in "like-kind" property to defer a portion of the income tax consequences of the sale. As part of the sales transaction, the Company earned a $350,000 sales commission that was included in UCV' selling expenses.

          The following is summarized financial information of UCV's balance sheets as of June 30, 2004 and 2003:
                                      2004          2003
                                   -----------   -----------
               Total assets ....   $44,431,000   $15,617,000
               Total liabilities    30,423,000       406,000





          The following is summarized financial information of UCV's results of operations:
                                                      Three Months
                             Year Ended   Year Ended     Ended      Year Ended
                              June 30,     June 30,      June 30,     March 31,
                                2004         2003         2002         2002
                             ----------   ----------   ----------   ----------
Revenues .................   $3,611,000 $       --     $     --     $     --
Operating and general
  and administrative costs    1,082,000         --           --           --
Depreciation .............      868,000         --           --           --
Interest and amortization
  of loan costs ..........    1,442,000         --           --           --
Income (loss) before
  discontinued operations       219,000         --           --           --
Income (loss) from
  discontinued operations          --     52,564,000       76,000     (119,000)
Net income (loss) ........      219,000   52,564,000       76,000     (119,000)

          The loan agreement for one of the properties owned by UCV provides a loan covenant that requires the Company to maintain a minimum net worth of $1,000,000. As of June 30, 2004, the Company does not meet this requirement. UCV is in the process of requesting a waiver from the lender regarding this covenant.

          The Company performs property management services for UCV and its subsidiaries. The Company recognized management fee income of $47,423, $110,229, and $138,371 in the twelve-month periods ended June 30, 2004, 2003, and 2002, respectively. In addition, pursuant to a development fee agreement with UCV dated July 1, 1998, the Company received development fees totaling $72,000 in the year ended June 30, 2003 and $96,000 in the year ended June 30, 2002. The Company had been deferring one half of fees it was receiving from UCV pursuant to a development services agreement. The balance of deferred income at March 31, 2003 ($228,000) was recognized as revenue on April 1, 2003 upon the sale of the property. The Company believes that the terms of these agreements were no less favorable to the Company or UCV than could be obtained with an independent third party.

          A reconciliation of the investment (distributions received in excess of basis) in UCV as of June 30 is as follows:
                                                2004            2003
                                            ------------    ------------
               Balance, beginning .......   $  5,277,007    $(18,008,401)
               Equity in income .........         76,958      26,319,519
               Cash distributions .......     (1,556,677)     (3,025,500)
               Amortization of purchase
                  price in excess
                  of equity in net assets           --            (8,611)
                                            ------------    ------------
               Balance, ending ..........   $  3,797,288    $  5,277,007
                                            ============    ============

     (c)  Other investment:

          The Company owned a 6 percent limited partnership interest in two partnerships that owned and operated a 109-room hotel (the Hotel) in La Paz, Mexico (All Seasons Inns, La Paz). The cost basis of this investment ($162,629) had been reduced by provisions for impairment loss of $37,926 recorded in the year ended June 30, 2000 and $125,000 recorded in the year ended June 30, 1991. On August 13, 1994, the partners owning the Hotel agreed to sell their partnership interests to one of the general partners. The total consideration to the Company ($123,926) was $2,861 cash at closing (December 31, 1994) plus a $121,065 note receivable bearing interest at 10 percent with installments of $60,532 plus interest due on January 1, 1996 and 1997. Due to financial problems, the note receivable was initially restructured so that all principal was due on January 1, 1997, however, only an interest payment of $12,106 was received on that date. Because the cash consideration received at closing was minimal, the Company had not recorded the sale of its investment at that time. The cash payments of $27,074 received through June 30, 1997 (representing accrued interest through December 1996) were applied to reduce the cost of the investment. During the year ended June 30, 2004, the Company accepted $92,240 as payment in full of the note receivable and recorded a gain from the settlement of $92,240.

5. Long-term and short-term debt:

     (a) Long term debt as of June 30, 2004 consisted of two notes payable totaling $85,303 that are collateralized by automobiles with a cost of $113,654. The notes provide for monthly payments of $1,802 including principal and interest (average annual interest rate of 4.6%). The notes are due in July and December of 2008. The principal payments due on notes payable during the next five fiscal years are as follows:
          $18,071 in 2005, $18,904 in 2006, $19,784 in 2007, $20,698 in 2008 and
          $7,846 in 2009.

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

     (c) On February 27, 2003 the Company borrowed $75,000 from its partner in OVP, LP. The loan was unsecured, due on demand and bore interest at the rate of 10 percent. The loan plus accrued interest of $884 was paid on April 11, 2003. Although the terms of this loan are likely to be comparable to the loan terms from an independent third party, it is unlikely that the Company could obtain a similar loan from an independent third party.

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

6. Commitments and contingencies:

     (a) The Company leases its golf club shaft manufacturing plant under a ten year operating lease agreement, which commenced April 1, 2000. The lease provides for fixed annual minimum rentals in addition to taxes, insurance and maintenance for each of the years ending June 30 as follows: $247,000 in each of the years 2005 through 2009 and $183,000 in 2010. Commencing April 1, 2005 the lease provides for adjustments to the rent based on increases in a consumer price index, not to exceed six percent per annum. The lease also provides for two options that each extend the lease for an additional five years. The rent for the first year of the first option will be based on a five percent increase over the previous year's rent. Subsequent year's rent will be adjusted based on increases in the consumer price index. Rental expense for the manufacturing facilities was $241,128 in 2004, $234,105 in 2003, and $227,288 in 2002.

          The  Company   has   subleased  a  portion  of  the  golf  club  shaft
          manufacturing plant to different tenants since November 1, 2001. The current sublease commenced November 1, 2002 and continues through October 31, 2004. Rental income from subleases was $82,885 in 2004, $78,957 in 2003, and $71,136 in 2002. These amounts are presented as rental revenues.

          The Company was conditionally released by a lender from its remaining lease obligation for space it occupied in a building sold by the Company in December 2000. In the event there is an uncured event of default by the new owner of the office building under the existing loan agreement, the Company's obligations under its lease will be reinstated to the extent there is not an enforceable lease on the Company's space. The future minimum rent payments under the lease agreement are as follows for the years ending June 30: $75,000- 2005; $77,000- 2006; $79,000 in 2007, $82,000 in 2008, $84,000 in 2009,
          $198,000 thereafter and $595,000 in the aggregate.

     (b) The Company's employment agreement with Harold S. Elkan expired on January 1, 1998, however the Company is continuing to honor the terms of the agreement until such time as it is able to negotiate a new contract. The agreement provides that if he is discharged without good cause, or discharged following a change in management or control of the Company, he will be entitled to liquidation damages equal to twice his salary at the time of termination plus $50,000. As of June 30, 2004, his annual salary was $350,000.

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

     (d) The Company is involved in other various routine litigation and disputes incident to its business. In management's opinion, based in part on the advice of legal counsel, none of these matters, other than as described in Note 6(c) will have a material adverse affect on the Company's financial position.

7. Income taxes

     At June 30, 2004, the Company had net operating loss carry-forwards of $3,913,000 for federal income tax purposes and $5,475,000 for California state income tax purposes. The federal carryforwards expire from years 2020 to 2022. The state carryforwards expire from 2005 to 2013. Deferred tax assets are primarily related to these net operating loss carryforwards and certain other temporary differences.

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

     The income tax expense attributable to income (loss) from continuing operations for the years ended June 30, 2004, 2003, and 2002 is as follows:

                                         2004           2003          2002
                                     -----------    -----------    ----------
 Current .........................   $   979,000    $      --      $     --
                                     -----------    -----------    ----------
 Deferred:
    Federal ......................    (1,273,000)     4,346,000          --
    State ........................      (752,000)     1,507,000          --
                                     -----------    -----------    ----------
       Total deferred ............    (2,025,000)     5,853,000          --
                                     -----------    -----------    ----------
    Total current and deferred
       tax (benefit) .............    (1,046,000)     5,853,000          --
    Tax expense allocated to
       discontinued operations ...      (238,000)       (15,000)         --
                                     -----------    -----------    ----------
    Total income tax expense
       (benefit)                     $(1,284,000)   $ 5,838,000    $     --
                                     ===========    ===========    ==========

     The following is a reconciliation of the normal expected federal income tax rate of 34 percent to the income (loss) from continuing operations in the financial statements:
                                          2004           2003           2002
                                      -----------    -----------    -----------
  Expected federal income tax
    expense (benefit) .............   $(1,386,000)   $ 8,491,000    $  (743,000)
  State tax, net of federal benefit      (238,000)     1,457,000       (128,000)
  Increase (decrease) in valuation
    allowance .....................       160,000     (4,351,000)       620,000
  Federal alternative minimum tax .       181,000           --             --
  Expiration of net operating loss
    carryforward ..................          --          185,000        191,000
  Other ...........................        (1,000)        56,000         60,000
                                      -----------    -----------    -----------
  Provision for income tax expense    $(1,284,000)   $ 5,838,000    $      --
                                      ===========    ===========    ===========

     The following is a schedule of the significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 2004 and 2003:
                                                       2004            2003
                                                   ------------    ------------
     Deferred tax assets :
        Net operating loss carryforwards ........  $  1,330,000    $  4,753,000
        Accumulated depreciation and amortization       123,000         101,000
        Valuation allowance for impairment losses       275,000         919,000
        Other ...................................     1,037,000         163,000
                                                   ------------    ------------
           Total deferred tax assets ............     2,765,000       5,936,000
           Less valuation allowance .............    (1,435,000)     (1,275,000
                                                   ------------    ------------
              Net deferred tax assets ...........  $  1,330,000    $  4,661,000
                                                   ============    ============

     Deferred tax  liabilities:
        Gain on sale to be recognized ...........  $       --      $  5,407,000
        Gain on sale to be deferred .............     5,158,000       5,107,000
                                                   ------------    ------------
              Net deferred tax liabilities ......  $  5,158,000    $ 10,514,000
                                                   ============    ============

8. Leasing activities:
     The Company was a sublessor of land to condominium owners under operating leases with an approximate remaining term of 44 years which commenced in 1981 and 1982. On March 20, 2002, the Company sold its interests in the subleases.

9. Business segment information:

     The Company operates principally in two business segments: commercial real estate rental, and golf club shaft manufacturing. Other revenues, which are not part of an identified segment, consist of property management and development fees (earned from both a property 50 percent owned by the Company and a property in which the Company has no ownership) and commercial brokerage. Two segments, bowling centers and real estate development, were disposed of in the fourth quarter of 2003 (Note 10).

     The following is summarized information about the Company's operations by business segment.

                                            Real Estate                    Unallocated
                                             Operation         Golf         And Other          Totals
                                           ------------    ------------    ------------    ------------
YEAR ENDED JUNE 30, 2004
Revenues ...............................   $     82,885    $  2,657,050    $     80,930    $  2,820,865
Depreciation and amortization ..........           --           169,412          30,912         200,324
Impairment losses ......................           --              --         1,376,316       1,376,316
Interest expense .......................           --              --             2,798           2,798
Equity in income of investee ...........         76,958            --              --            76,958
Gain on disposition ....................           --              --           110,241         110,241
Segment profit (loss) ..................         81,943      (2,415,553)     (1,778,120)     (4,111,730)
Investment income ......................                                                         34,103
Loss from continuing operations ........                                                     (4,077,627)
Significant non-cash items .............        (76,958)           --         1,376,316       1,299,358
Segment assets .........................      3,799,847       1,759,621       1,569,671       7,129,139
Investment in equity of investees ......      3,797,288            --              --         3,797,288
Expenditures for segment assets ........           --            76,005         117,576         193,581
Information for disposed segments:
  Assets ...............................                                                           --
  Expenditures .........................                                                           --

YEAR ENDED JUNE 30, 2003
Revenues ...............................   $     78,957    $  3,038,746    $    925,847    $  4,043,550
Depreciation and amortization ..........          8,611         167,485          19,127         195,223
Impairment losses ......................           --              --              --              --
Interest expense .......................          5,436            --            52,220          57,656
Equity in income of investee ...........     26,281,844            --              --        26,281,844
Gain on disposition ....................           --              --              --              --
Segment profit (loss) ..................     26,271,354      (1,607,743)        231,404      24,895,015
Investment income ......................                                                         41,566
Income from continuing operations ......                                                     24,936,581
Significant non-cash items .............    (26,319,519)           --              --       (26,319,519)
Segment assets .........................      5,277,908       1,896,012       5,490,999      12,664,919
Investment in equity of investees ......      5,277,007            --              --         5,277,007
Expenditures for segment assets ........           --             5,210          12,640          17,850
Information for disposed segments:
  Assets ...............................                                                         67,000
  Expenditures .........................                                                           --

YEAR ENDED JUNE 30, 2002
Revenues ...............................   $    190,234    $  2,589,293    $    515,773    $  3,295,300
Depreciation and amortization ..........         53,894         170,011          47,418         271,323
Impairment losses ......................         44,915            --              --            44,915
Interest expense .......................          4,986            --            79,693          84,679
Equity in loss of investee .............        (59,788)           --              --           (59,788)
Gain on disposition ....................           --              --              --              --
Segment profit (loss) ..................       (162,807)     (1,816,846)       (236,564)     (2,216,217)
Investment income ......................                                                         29,697
Loss from continuing operations ........                                                     (2,186,520)
Significant non-cash items .............        104,703            --              --           104,703
Segment assets .........................          2,296       2,227,595         132,502       2,362,393
Investment in equity of investees ......           --              --              --              --
Expenditures for segment assets ........           --              --              --              --
Information for disposed segments:
  Assets ...............................                                                        541,010
  Expenditures .........................                                                           --

     Revenues from one customer of the Golf segment represented approximately $321,000 of the Company's consolidated revenues for the year ended June 30, 2004.

10. Disposition of business segments:

     During the year ended June 30, 2003, the Company ceased operations in two business segments. The following is a summary of the income (loss) from the discontinued business segments excluding the income tax expense of $238,000 related to 2004 and $15,000 related to 2003:

                                       2004        2003         2002
                                    ---------   ---------    ---------
          Bowling ...............   $ 165,678   $(198,164)   $ (10,619)
          Real estate development     431,848     236,119       18,211
                                    ---------   ---------    ---------
                                    $ 597,526   $  37,955    $   7,592
                                    =========   =========    =========

     (a)  Bowling segment:

          On May 31, 2003, the Company ceased operations at the leased facility (lease expired June 2003) occupied by the Grove Bowling Center. The Company sold the machinery and equipment for $19,465 and recorded a gain of $16,716. The cost and accumulated depreciation of the assets sold were $473,861 and $471,112, respectively.

          The following is a summary of the results of operations of the bowling segment:
                               2004          2003           2002
                           -----------   -----------    -----------
          Revenues .....   $   165,678   $ 1,441,508    $ 1,783,545
          Bowl costs ...          --      (1,277,431)    (1,404,006)
          SG&A-direct ..          --        (231,397)      (236,068)
          SG&A-corporate
           allocation ..          --        (125,000)      (117,465)
          Depreciation .          --         (22,560)       (36,625)
          Gain from sale          --          16,716           --
                           -----------   -----------    -----------
          Income (loss)    $   165,678   ($  198,164)   ($   10,619)
                           ===========   ===========    ===========

     (b)  Real estate development segment:

          During the three years ended June 30, 2004, the Company's real estate development activities related to undeveloped land that was owned through a consolidated subsidiary, Old Vail Partners (OVP), and an unconsolidated subsidiary, Vail Ranch Limited Partnership (VRLP), which was accounted for using the equity method of accounting. The Company owns a combined 50 percent general and limited partnership interest in Old Vail Partners, L.P., a California limited partnership
          (OVP). OVP owns a 60 percent limited partnership interest in Vail Ranch Limited Partnership (VRLP). The other partner in OVP holds a liquidating limited partnership interest which entitles him to 50 percent of future distributions up to $2,450,000, of which $1,853,838 has been paid through June 30, 2004 ($73,000 in 2004, $370,838 in
          2003, $50,000 in 2002,  $860,000 in 2001, $50,000 in 1999 and $450,000
          in 1998). This limited partner's capital account balance is presented as "Minority interest" in the consolidated balance sheets. The balance of the minority interest as of June 30, 2004 was adjusted to the estimated amount that is likely to be distributed to this partner. The adjustment of $343,839 is presented in the Consolidated Statement of Operations as a component of Income from Discontinued Operations

          Three other parties were granted liquidating partnership interests related to either their efforts with achieving the zoning approval for the 33 acres described below or making a loan to the Company that was used to fund payments to the County of Riverside for delinquent taxes. These partners received distributions totaling $1,312,410 from the sale of the undeveloped land in the year ended June 30, 2001 and their limited partnership interests were liquidated.

          The following is a summary of the results of operations of the real estate development segment:
                                            2004        2003         2002
                                         ---------   ---------    ---------
               Credit (provision) for
                 impairment loss .....   $  88,009   $ (88,881)   $    --
               Minority interest .....     343,839        --           --
               Equity in income (loss)
                 of investee .........        --       325,000       18,211
                                         ---------   ---------    ---------
               Income ................   $ 431,848   $ 236,119    $  18,211
                                         =========   =========    =========

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

          On February 21, 2003 Vail Ranch Limited Partners (VRLP) sold its interest in Temecula Creek LLC (TC) to its other partner in TC (ERT). The sale price consisted of $1,318,180 cash plus one-half of the sale proceeds from the remaining parcel of undeveloped land owned by TC when it is sold. $100,000 of the sales proceeds were being held in an escrow to be applied to any post closing claims ERT may have related to warranties and normal prorations in the sale contract for the TC interest. The cash proceeds to VRLP of $1,218,180 received in February 2003 were partially offset by $225,000 of fees paid to one of the VRLP partners. The Company received a distribution of $592,776 of which $370,838 was paid to the holder of the minority interest in Old Vail Partners. VRLP recorded a $843,326 gain from the sale of the partnership interest. This gain was partially offset by VRLP's agreement to pay its general partner $225,000 of fees related to the sale of the partnership interest. In the year ended June 30, 2004, VRLP received $288,071 as its share of the proceeds from the sale of the undeveloped land, the balance of the hold back, and final settlement for allocation of revenues and expenses. The Company received $155,009 of distributions from VRLP related to these transactions. The Company is not expecting any further distributions from VRLP. As part of the Company's obligation to pay approximately one-half of these proceeds to its minority partner, $73,000 was paid to the minority partner during the year ended June 30, 2004.

          The Company recorded provisions for impairment losses of $480,000 in June 1998 and $88,881 in March 2003 to reduce the carrying value of its investment in VRLP to reflect an amount equal to the estimated distributions the Company would receive based on the estimated fair market value of VRLP's assets and liabilities. This was further adjusted in March 2004 to reverse $88,009 of the provision to reflect the amounts actually received.

          The following is a reconciliation of the investment in Vail Ranch Limited Partnership:
                                               2004         2003
                                            ---------    ---------
               Balance, beginning .......   $ 635,881    $ 903,657
               Equity in net income .....        --        325,000
               Distributions received ...    (155,009)    (592,776)
                                            ---------    ---------
               Balance, ending ..........     480,872      635,881
                 Less valuation allowance    (480,872)    (568,881)
                                            ---------    ---------
                                            $    --      $  67,000
                                            =========    =========

11. Liquidity:

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and is forecasting negative cash flows for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on selling the operations of its subsidiary, Penley Sports, and obtaining funds from additional financing of the properties owned by UCV and its subsidiaries. The consolidated financial statements do not contain adjustments, if any, including diminished recovery of asset carrying amounts, that could arise from forced dispositions and other insolvency costs.

12. Subsequent Events:

     On September 16, 2004 the Company committed to a plan of disposal of the graphite golf club shaft operation owned by Penley Sports, LLC (Penley). The Company is currently in negotiations to sell Penley to the former owner, Carter Penley. Carter Penley has verbally agreed to fund any cash flow deficits from November 1, 2004 until a sale is consummated or until the negotiations end. In either event, the Company will not be required to repay the advances unless the Company ceases negotiations without cause

     The following is a summary of the results of operations of Penley included in the financial statements:
                               2004           2003           2002
                           -----------    -----------    -----------
          Revenues .....   $ 2,657,050    $ 3,038,746    $ 2,589,293
          Golf costs ...    (2,758,039)    (2,829,698)    (2,604,436)
          SG&A-direct ..    (1,247,152)    (1,295,306)    (1,390,692)
          SG&A-corporate
            allocation .      (898,000)      (354,000)      (241,000)
          Depreciation .      (169,412)      (167,485)      (170,011)
                           -----------    -----------    -----------
          Loss .........   ($2,415,553)   ($1,607,743)   ($1,816,846)
                           ===========    ===========    ===========

13. Quarterly financial data (unaudited):

     The following summarizes the condensed quarterly financial information for the Company:

                                                       QUARTERS ENDED 2004
                                      -----------------------------------------------------
                                      September 30   December 31    March 31      June 30
                                       ----------    ----------     ---------    ----------
     Revenue .......................      640,895       422,785       881,471       875,714
     Total costs and expenses ......    1,348,330     1,225,758     1,607,315     2,935,593
     Other income & expense, net ...       30,222       157,128        70,304       (39,150)
     Income tax expense (benefit) ..     (259,000)     (257,000)     (198,000)     (570,000)
     Income (loss) from
       Continuing operations .......     (418,213)     (388,845)     (457,540)   (1,529,029)
     Income (loss) from
       Discontinued operations .....         --            --          88,009       271,517
     Net income (loss) .............     (418,213)     (388,845)     (369,531)   (1,257,512)
     Basic and diluted net income
       (loss) per common share from:
        Continuing operations ......      (0.02)        (0.01)        (0.02)        (0.06)
        Net income (loss) ..........      (0.02)        (0.01)        (0.01)        (0.05)

                                                       QUARTERS ENDED 2003
                                      ------------------------------------------------------
                                      September 30   December 31     March 31       June 30
                                       ----------    ----------     ---------     ----------
     Revenue .......................      743,102       681,857       918,350      1,700,241
     Total costs and expenses ......    1,218,173     1,100,346     1,296,841      1,757,363
     Other income & expense, net ...       15,616        22,347       (78,700)    26,306,491
     Income tax expense ............         --            --            --        5,838,000
     Income (loss) from
       Continuing operations .......     (459,455)     (396,142)     (457,191)    20,411,369
     Income (loss) from
       Discontinued operations .....      (65,522)      (42,747)      258,092       (126,868)
     Cumulative effect of change
      in accounting principle ......       37,675          --            --           37,675
     Net income (loss) .............     (487,302)     (438,889)     (199,099)    20,284,501
     Basic and diluted net income
       (loss) per common share from:
        Continuing operations ......      (0.02)        (0.01)        (0.02)          0.75
        Net income (loss) ..........      (0.02)        (0.02)        (0.01)          0.75

     The impact on the fourth quarter of 2003 of the change in accounting principle described in footnote 4(b) was to record the Company's share of the gain on the sale of UCV of $26,278,831 ($0.96 per share) in the fourth quarter of 2003 rather than in the first quarter of 2004.

                          INDEPENDENT AUDITORS' REPORT



General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying consolidated balance sheet of UCV, L.P., a California limited partnership, as of June 30, 2004, and the related consolidated statements of operations and partners' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of UCV, L.P. as of June 30, 2003, were audited by other auditors whose report dated September 5, 2003 expressed an unqualified opinion on these statements.


We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board, (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Peterson & Co., LLP
    PETERSON & CO., LLP
    October 15, 2004

             INDEPENDENT AUDITORS' REPORT


General Partners
UCV, L.P., a California limited partnership:


We have audited the accompanying balance sheets of UCV, L.P., a California limited partnership, as of June 30, 2003 and the related statements of operations and partners' equity (deficit) and cash flows for the years ended June 30, 2003 and March 31, 2002 and the three-month period ended June 30, 2002. These financial statements are the responsibility of UCV, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCV, L.P., a California limited partnership, as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and March 31, 2002 and the three-month period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(l) to the financial statements, effective April 1, 2003 the Partnership changed its year-end to June 30.



/s/ KPMG LLP
    KPMG LLP
    San Diego, California
    September 5, 2003

                           UCV, L.P. AND SUBSIDIARIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 2004 and 2003


                                                          2004           2003
                                                  ------------    -----------
                                     ASSETS

     Property and equipment (Note 3):
          Land ................................   $ 14,885,000    $      --
          Buildings ...........................     28,322,268           --
                                                  ------------    -----------
                                                    43,207,268           --
          Less accumulated depreciation .......       (867,606)          --
                                                  ------------    -----------
                                                    42,339,662           --

     Cash .....................................         71,566        119,293
     Restricted cash (Note 3) .................      1,117,935           --
     Cash held by accommodator (Note 5) .......           --       15,123,883
     Accounts receivable ......................         29,018         75,620
     Straight-line rent receivable ............        369,454           --
     Prepaid expenses .........................         84,622         20,728
     Deferred acquisition costs ...............           --           77,015
     Deferred loan costs, less accumulated
        amortization of $52,249 in 2004  ......        413,402           --
     Deposits .................................           --          200,000
     Other ....................................          5,797           --
                                                  ------------    -----------
                                                  $ 44,431,456    $15,616,539
                                                  ============    ===========




                        LIABILITIES AND PARTNERS' EQUITY


     Debt (Note 3) ............................   $ 29,277,103    $      --
     Accounts payable .........................         82,234         56,333
     Accounts payable- affiliate ..............           --          350,000
     Accrued interest .........................        146,995           --
     Accrued property tax .....................        181,569           --
     Other accrued expenses ...................        382,569           --
     Tenants' security deposits ...............        352,317           --
                                                  ------------    -----------
                                                    30,422,787        406,333

     Minority interest ........................            260           --

     Partners' equity .........................     14,008,409     15,210,206

                                                  ------------    -----------
                                                  $ 44,431,456    $15,616,539
                                                  ============    ===========


                 See accompanying notes to financial statements.

                           UCV, L.P. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND MARCH 31, 2002 AND
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                              Three Months
                                Year Ended     Year Ended         Ended        Year Ended
                                 June 30,       June 30,        June 30,        March 31,
                                   2004           2003            2002            2002
                               ------------    ------------    ------------    ------------
Rent revenues ..............   $  3,063,738    $       --      $       --      $       --
Tenant reimbursements ......        474,677            --              --              --
Other rental related .......         72,783            --              --              --
                               ------------    ------------    ------------    ------------
                                  3,611,198            --              --              --
                               ------------    ------------    ------------    ------------


Operating expenses .........      1,034,183            --              --              --
Management fees, related
  party (Note 2) ...........         47,423            --              --              --
Depreciation ...............        867,606            --              --              --
Interest and amortization
  of loan costs ............      1,442,107            --              --              --
                               ------------    ------------    ------------    ------------
                                  3,391,319            --              --              --
                               ------------    ------------    ------------    ------------


Income before discontinued
  operations ...............        219,879            --              --              --

Income (loss) from
 discontinued operations ...           --        52,563,687          75,350        (119,577)
                               ------------    ------------    ------------    ------------

Net income (loss) ..........        219,879      52,563,687          75,350        (119,577)

Partners' equity (deficit),
  beginning of year ........     15,210,206     (33,252,981)    (32,871,331)    (28,370,933)

Cash distributed to partners     (1,421,676)     (4,100,500)       (457,000)     (4,380,821)
                               ------------    ------------    ------------    ------------

Partners' equity (deficit),
 end of year ...............   $ 14,008,409    $ 15,210,206    ($33,252,981)   ($32,871,331)
                               ============    ============    ============    ============

                 See accompanying notes to financial statements.

                           UCV, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND MARCH 31, 2002 AND
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                                           Three Months
                                             Year Ended      Year Ended         Ended        Year Ended
                                              June 30,        June 30,        June 30,        March 31,
                                                2004            2003            2002            2002
                                            ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss) .......................   $    219,879    $ 52,563,687    $     75,350    $  (119,577)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation .........................        867,606          10,649           3,102          14,399
   Amortization of deferred loan costs ..         52,249         777,022         282,387         679,668
   Increase in straight-line rent
       receivable .......................       (369,454)           --              --              --
   Loss from extinguishment of debt .....           --              --              --           335,042
   Gain on sale .........................           --       (52,557,662)           --              --
   Other ................................           --            48,500            --              --
Changes in assets and liabilities:
   Increase in restricted cash ..........     (1,117,935)       (231,266)        (88,074)        (38,137)
   (Increase) decrease in receivables ...         46,602         (44,247)           (695)        (18,568)
   (Increase) decrease in prepaid
      expenses ..........................        (63,894)        169,168        (155,262)         62,689
   Increase in accounts payable
      and other accrued expenses ........        240,039          19,439          87,783         183,490
   Increase (decrease) in accrued
      interest ..........................        146,995            --              --          (155,533)
   Increase (decrease) in security
      deposits ..........................        352,317        (225,930)         12,668           4,729
   Other ................................         (5,797)           --              --              --
                                            ------------    ------------    ------------    ------------
Net cash provided by operating
   activities ...........................        368,607         529,360         217,259         948,202
                                            ------------    ------------    ------------    ------------

Net cash from investing activities:
  Additions to redevelopment costs ......           --          (422,000)        (23,163)       (354,717)
  Additions to property and equipment ...    (43,207,268)         (5,269)         (1,357)         (7,424)
  Proceeds from sale ....................           --        55,928,702            --              --
  (Increase) decrease to purchase escrows        200,000        (200,000)           --              --
  (Incr.) decr. in cash at accommodator .     15,123,883     (15,123,883)           --              --
  (Incr.) decr. in deferred acquisition
      costs .............................         77,015         (77,015)           --              --
                                            ------------    ------------    ------------    ------------
     Net cash provided (used) by
        investing activities ............    (27,806,370)     40,100,535         (24,520)       (362,141)
                                            ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments on debt ............       (286,278)           --              --              --
  Extinguishment of debt ................           --       (38,000,000)           --       (33,000,000)
  Proceeds from debt ....................     29,563,381            --              --        38,000,000
  Refund of restricted cash held by
      lender ............................           --         1,340,348            --           903,531
  Restricted cash funded from loan
      proceeds ..........................           --              --              --        (1,079,371)
  Loan costs ............................       (465,651)           --               298      (1,241,928)
  Increase in minority interest .........            260            --              --              --
  Cash distributed to partners ..........     (1,421,676)     (4,100,500)       (457,000)     (4,380,821)
                                            ------------    ------------    ------------    ------------
     Net cash provided (used) by
        financing activities ............     27,390,036     (40,760,152)       (456,702)       (798,589)
                                            ------------    ------------    ------------    ------------

Net decrease in cash ....................        (47,727)       (130,257)       (263,963)       (212,528)
Cash, beginning of year .................        119,293         249,550         513,513         726,041
                                            ------------    ------------    ------------    ------------
Cash, end of year .......................   $     71,566    $    119,293    $    249,550    $    513,513
                                            ============    ============    ============    ============

Supplemental cash flow information:
  Interest paid .........................   $  1,242,863    $  1,949,170    $    553,900    $  2,979,509
                                            ============    ============    ============    ============

                 See accompanying notes to financial statements

                           UCV, L.P. AND SUBSIDIARIES
                       (a California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED JUNE 30, 2004, JUNE 30, 2003, MARCH 31, 2002, AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

1. Organization and Summary of Significant Accounting Policies:

     (a) Organization- UCV, L.P., is a California limited partnership (the Partnership) which conducts business as University City Village. The Partnership is the sole member of three California limited liability companies, 760, LLC, 939, LLC and UCV Media Tech Center, LLC ("UCV MTC"). 760, LLC owns a 99.99% undivided interest in a commercial real estate property in San Diego, California. The other .01% undivided interest is owned by Harold S. Elkan (Elkan), the controlling shareholder of Sports Arenas, Inc., which is the parent company for one of the general and limited partners the Partnership. This interest is presented as Minority Interest in Consolidated Subsidiaries in the balance sheet.

     (b) Principles of consolidation - The accompanying consolidated financial statements include the accounts of UCV, L.P. and its three wholly owned subsidiaries, 760, LLC, 939 LLC, and UCV MTC. All material inter-company balances and transactions have been eliminated.

     (c) Leasing arrangements- Until April 1, 2003, when the apartment project was sold, the Partnership leased apartments under operating leases that were substantially all on a month-to-month basis. The apartment operations were the Partnership's only business segment until it was sold. Rental revenues were recognized when earned.

          Commencing August 28, 2003, the Partnership, as a lessor, commenced leasing commercial real estate under operating leases that are for periods ranging from one to fifteen years. Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivable. The difference between straight-line rental income and contractual rental income increased revenue by $369,000 in 2004 and is listed in the accompanying balance sheets as Straight-line Rent Receivable. The leases generally contain provisions under which the tenants reimburse the Partnership for a portion of property operating expenses, real estate taxes, and other recoverable costs.


     (d) Property and equipment and depreciation- Property and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the property and equipment (25 or 33 years for real property and 3-10 years for equipment). The depreciable basis of the property and equipment for tax purposes is approximately $40,183,000 less than the basis used for financial statement purposes.

     (e) Income taxes- For income tax purposes, any profit or loss from operations is includable in the income tax returns of the partners and, therefore, a provision for income taxes is not required in the accompanying financial statements.

     (f) Redevelopment planning costs- Prior to April 1, 2003, the Partnership capitalized engineering, architectural and other costs incurred related to the planning of the possible redevelopment of the apartment project.

     (g) Deferred loan costs- Costs incurred in obtaining financing were amortized using the straight-line method over the term of the related loan.

     (h) Fair value of financial instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:
          Cash, restricted cash, cash held by accommodator, accounts receivable, accounts payable, accrued interest and other accrued expenses-the carrying amount reported in the balance sheet approximates the fair value due to their short-term maturities.
          Long-term debt - The carrying value of long-term debt reported in the balance sheet approximates the fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Partnership in the marketplace for similar instruments.

                           UCV, L.P. AND SUBSIDIARIES
                       (a California Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED JUNE 30, 2004, JUNE 30, 2003, MARCH 31, 2002 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

     (i) Derivative Financial Instruments- The Partnership adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001. The terms of a note payable, which was paid in April 2003, had required the Partnership to maintain an interest rate cap (the Cap) on the notional principal amount of the debt. The Partnership used this derivative financial instrument to effectively manage the interest rate risk of the related variable rate note payable. Accounting for any gains or losses resulting from changes in the market value of the derivative depend upon the use of the derivative and whether it qualifies for hedge accounting.

          The instrument was negotiated with a high credit quality counterparty, therefore, the risk of nonperformance by the counterparty is considered to be negligible. See additional information regarding derivative financial instruments in Note 4.

     (j) Use of estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

     (k)  Valuation impairment long-lived   assets  and  certain  identifiable
          intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets.

     (l) Accounting period- effective April 1, 2003 the Partnership changed the date of its fiscal year end from March 31 to June 30 to conform to the fiscal year end of one of the partners (See Note 6).

     (m) Basis of presentation- As a result of the sale of the sole asset of the Partnership on April 1, 2003, the results of operations for each of the periods presented have been classified as discontinued operations.

2. Related party transactions:

     An affiliate of a partner provided management services to the Partnership and was paid a fee equal to 2-1/2 percent of gross revenues, as defined. This agreement was terminated April 1, 2003 upon the sale of the apartment project. On August 28, 2003, the same affiliate of a partner commenced providing management services to the commercial real estate properties owned by 760, LLC and 939, LLC and is paid a fee equal to four percent of monthly revenues.

     In July 1998 the Partnership entered into development services agreements with two affiliates of a partner. The agreements were cancelable on 30 days notice and related to planning for redevelopment of the apartments. The affiliate was paid the following amounts for these development services:
     $72,000 for the year ended June 30, 2003; $96,000 for each of the years ended March 31, 2002 and 2001; and $24,000 for each of the three month periods ended June 30, 2002 and 2001. The agreements were terminated on April 1, 2003.

     As part of the sales transaction described in Note 5, an affiliate of a partner earned a sales commission of $350,000 in April 2003.

                           UCV, L.P. AND SUBSIDIARIES
                       (a California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED JUNE 30, 2004, JUNE 30, 2003, MARCH 31, 2002 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

3. Debt:
   As of June 30, 2004, debt consisted of the following:
    5.819%  note  payable,  collateralized  by first deed of
          trust  on  $9,495,998  of land  and  building  and
          related leases,  provides for monthly  payments of
          $42,434  including  interest  based on a base rate
          (six month LIBOR) plus 4.25 percent and  principal
          based on  amortization  of the  principal  balance
          over 25 years.  This  balance is due  September 1,
          2013.  The  note  payable  also  requires  monthly
          payments  of $5,000 to be held in an impound to be
          used  for  qualified   expenditures   for  leasing
          commissions  and  tenant  improvements.  Harold S.
          Elkan is a co-borrower.                                  $ 6,546,710
    5.50% note payable to seller,  collateralized  by second
          deed of trust on  $9,495,998 of land and building,
          provides  for monthly  payments of interest  only,
          balance due August 22, 2006.                                  76,500
    7.15% note  payable,  collateralized  by  first  deed of
          trust  on  $4,935,774  of land  and  building  and
          related leases,  provides for monthly  payments of
          $19,112  including  interest based on a fixed rate
          of  7.15%  and  principal.  This  balance  is  due
          September 1, 2013.  The note payable also requires
          monthly  payments  of  $6,365  to  be  held  in an
          impound  to be used  for  insurance  and  property
          taxes.                                                     2,604,092
    5.95% note  payable,  collateralized  by  first  deed of
          trust  on  $28,775,496  of land and  building  and
          related leases and a $1,250,000  letter of credit,
          provides   for   monthly   payments   of  $119,268
          including  interest  5.95% and principal  based on
          amortization  of the  principal  balance  over  30
          years.  This  balance is due October 1, 2013.  The
          note payable  requires monthly payments of $24,375
          to be held in an impound  for  property  taxes and
          insurance and additional payments of $44,008 to be
          held  in an  impound  to  be  used  for  qualified
          expenditures  for leasing  commissions  and tenant
          improvements.                                             19,849,801
                                                                  ------------
       Total                                                      $ 29,277,103
                                                                  ============

     The values of property and equipment as collateral for the notes are listed at historical cost. The funds being held by the lender in impounds as noted above, are classified in the accompanying balance sheet as restricted cash.

     The $2,604,092 note payable loan agreement contains a provision that Sports Arenas, Inc., the parent company of two of the partners of the Partnership and guarantor of certain provisions of the loan agreement, maintain a minimum net worth of $1,000,000. As of June 30, 2004, Sports Arenas, Inc. no longer met that requirement. The Partnership is in the process of requesting a waiver of this covenant.

     If the lender does not grant a waiver of the covenant as noted above, the principal payments due on notes payable during the next five fiscal years are as follows: $3,032,000 in 2005, $454,000 in 2006, $759,000 in 2007,
     $508,000 in 2008, and $543,000 in 2009.

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

                           UCV, L.P. AND SUBSIDIARIES
                       (a California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED JUNE 30, 2004, JUNE 30, 2003, MARCH 31, 2002 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002

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

4. Interest Rate Cap:

     The Partnership adopted SFAS 133 on January 1, 2001. Due to the extensive documentation and administration requirements of SFAS 133, the Partnership's derivative instruments did not currently qualify for hedge accounting treatment. Although the Partnership's Caps as of March 31, 2002 were designed as a cash flow hedge, the Partnership cannot adopt hedge accounting treatment, until all required documentation is completed and hedging criteria is met. Since SFAS 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, the Partnership accounted for the Caps in this manner. For the year ended June 30, 2003 the Partnership recorded a loss of $48,500 in discontinued operations for the change in the value of the Cap since inception of the transaction on March 8, 2002.

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

                           UCV, L.P. AND SUBSIDIARIES
                       (a California Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          YEARS ENDED JUNE 30, 2004, JUNE 30, 2003, MARCH 31, 2002 AND
                   THE THREE MONTH PERIOD ENDED JUNE 30, 2002


     The following is a summary of the results of operations of the 542 unit apartment project for each of the periods presented, which have been classified as discontinued operations:
                                                     Three Months
                                        Year Ended       Ended      Year Ended
                                         June 30,      June 30,      March 31,
                                           2003          2002          2002
                                       -----------   -----------   -----------
Revenues:
   Apartment rentals ...............   $ 4,175,467   $ 1,331,324   $ 5,206,822
   Other rental related ............       170,408        44,219       198,896
                                       -----------   -----------   -----------
                                         4,345,875     1,375,543     5,405,718
                                       -----------   -----------   -----------
Costs and expenses:
   Operating .......................     1,149,604       355,150     1,227,883
   General and administrative ......       294,676        70,326       307,882
   Management fees, related party ..       110,229        35,328       136,445
   Depreciation ....................        10,649         3,102        14,399
   Other expense ...................        48,500          --            --
   Interest and amortization of loan     2,726,192       836,287     3,503,644
   costs
   Loss from extinguishment of debt           --            --         335,042
                                       -----------   -----------   -----------
                                         4,339,850     1,300,193     5,525,295
                                       -----------   -----------   -----------
Income (loss) before gain on sale ..         6,025        75,350      (119,577)
Gain on sale .......................    52,557,662          --            --
                                       -----------   -----------   -----------
Net income (loss) from discontinued
   operations ......................   $52,563,687   $    75,350   $  (119,577)
                                       ===========   ===========   ===========

6. Change in Accounting Period:

     Effective April 1, 2003, the Partnership changed the date of its fiscal year end from March 31 to June 30 to conform to the fiscal year end of one of the partners. The following unaudited financial statement information for the three-month period ended June 30, 2001 is for comparative purposes:

               Revenues:
                 Apartment rentals .....................   $1,274,062
                 Other rental related ..................       54,673
                                                           ----------
                                                            1,328,735
                                                           ----------
               Costs and expenses:
                 Operating .............................      314,206
                 General and administrative ............       70,141
                 Management fees, related party ........       33,402
                 Depreciation ..........................        3,255
                 Interest and amortization of loan costs      868,336
                                                           ----------
                                                            1,289,340
                                                           ----------
               Net income ..............................   $   39,395
                                                           ==========

7. Minimum Future Lease Payments:

     Minimum future lease payments to be received as of June 30, 2004 are as follows: 2005: $1,283,000; 2006: $1,319,000; 2007: $1,364,000; 2008:
     $1,431,000;  2009:  $1,457,000;   thereafter:  $4,026,000;  and  in  total:
     $10,880,000

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

        (Registrant) SPORTS ARENAS, INC.


        (Registrant)                  SPORTS ARENAS, INC.


        By (Signature and Title)     /s/ Harold S. Elkan
                                     ------------------------------------
                                         Harold S. Elkan, President & Director


        DATE:                        December 30, 2004
                                     -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                            TITLE                  DATE
-----------------------  ----------------------------------- ------------------



/s/ Steven R. Whitman     Chief Financial Officer, Director,  December 30, 2004
---------------------     and Principal Accounting Officer    ------------------
    Steven R. Whitman


/s/ Patrick D. Reiley           Director                      December 30, 2004
---------------------                                         ------------------
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

  10.13 Lease Agreement dated February 17, 2000 between the Company and H.G. Fenton Company

  10.14  Agreement for Sale of Office Building dated October 23, 2000

  10.15  Agreement for Sale of Bowling Center Real Estate dated
            October 23, 2000

  10.16  Agreement for Sale of Undeveloped Land dated January 11, 2001

  10.17 Agreement for Sale of University City Village Apartments dated February 14, 2003

  10.18 Amendment to Agreement for Sale of University City Village Apartments dated March 6, 2003

  10.19 Debt Payment and Extra Compensation Agreement, dated as of June 30, 2004 by and between Sports Arenas, Inc. and Harold S. Elkan
          (filed as Exhibit 99.1 to Sports Arenas, Inc.'s report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2004).

  10.20 Statement Confessing Judgement, dated as of June 30, 2004 by and between Sports Arenas, Inc. as plaintiff and Andrew Bradley, Inc. as defendant (filed as Exhibit 99.2 to Sports Arenas, Inc.'s report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2004).

  10.21 Promissory Note, dated as of December 21, 1990 from Andrew Bradley, Inc. to Sports Arenas, Inc. (filed as Exhibit 99.1 to Sports Arenas, Inc.'s report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2004).

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

       Nevada          UCVNV, Inc.

     California           UCVGP, Inc.

     California             UCV, L.P. (1% general partner)

     California        Sports Arenas Properties, Inc.

     California           UCV, L.P. (35% limited partner) (formerly known as
                            University City Village, a joint venture)

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