Form 10-Q
period 2004-09-30
SPORTS ARENAS INC
filed 2005-01-12
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of November 30, 2004 was 5,441,734 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

        Balance Sheets as of September 30, 2004 (unaudited)
           and June 30, 2004 (audited) ...............................   1-2

        Unaudited Statements of Operations for the Three Months Ended
                September 30, 2004 and 2003 ..........................    3

        Unaudited Statements of Cash Flows for the Three Months Ended
                September 30, 2004 and 2003...........................    4

        Notes to Financial Statements.................................   5-6


Item 2.- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   7-9

Item 3.- Quantitative and Qualitative Disclosures about Market Risk...    9

Item 4.- Controls and Procedures .....................................    10

Part II - Other Information...........................................    10

Exhibits and reports on Form 8-K .....................................    10

Signatures............................................................    11

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    September 30,   June 30,
                                                         2004         2004
                                                     -----------  -----------
                                                     (Unaudited)    Audited

Current assets:
   Cash and cash equivalents ........................$    67,230  $   186,716
   Receivables ......................................    153,577      275,004
   Inventories ......................................    455,872      605,843
   Prepaid expenses .................................     18,867       27,005
                                                     -----------  -----------
      Total current assets ..........................    695,546    1,094,568
                                                     -----------  -----------


Property and equipment, at cost:
   Equipment.........................................  1,997,600    1,997,600
      Less accumulated depreciation and amortization  (1,220,367)  (1,167,688)
                                                     -----------  -----------
       Net property and equipment ...................    777,233      829,912
                                                     -----------  -----------

Other assets:
   Investment .......................................  3,616,653    3,797,288
   Deferred tax assets ..............................  1,783,000    1,330,000
   Other ............................................     77,371       77,371
                                                     -----------  -----------
                                                       5,477,024    5,204,659
                                                     -----------  -----------

                                                     $ 6,949,803  $ 7,129,139
                                                     ===========  ===========

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    September 30,   June 30,
                                                         2004         2004
                                                     -----------  -----------
                                                     (Unaudited)    Audited

Current liabilities:
   Current portion of long-term debt ................$    17,865  $    18,071
   Accounts payable .................................    192,787      241,540
   Accrued payroll and related expenses .............    254,573      278,286
   Accrued income taxes .............................    979,000      979,000
   Other liabilities ................................      2,533         --
                                                     -----------  -----------
      Total current liabilities .....................  1,446,758    1,516,897
                                                     -----------  -----------

Long-term debt, excluding current portion ...........     63,004       67,232
                                                     -----------  -----------

Deferred taxes liabilities ..........................  5,158,000    5,158,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........     15,000       15,000
                                                     -----------  -----------
Commitments and contingencies (Note 4)

Shareholders' equity:
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 10,883,467 issued and outstanding ..    340,521      340,521
   Additional paid-in capital .......................  2,038,776    2,038,776
   Treasury stock ...................................   (915,176)    (915,176)
   Retained earnings ................................ (1,197,080)  (1,092,111)
                                                     -----------  -----------
     Total shareholders' equity......................    267,041      372,010
                                                     -----------  -----------


                                                     $ 6,949,803  $ 7,129,139
                                                     ===========  ===========









     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                         2004         2003
                                                     -----------  -----------
Revenues:
   Other ............................................      7,719        8,631
   Other-related party ..............................     14,755        3,404
                                                     -----------  -----------
                                                          22,474       12,035
                                                     -----------  -----------
Costs and expenses:
   Selling, general, and administrative .............    151,486      183,573
   Depreciation and amortization ....................     10,209        5,901
                                                     -----------  -----------
                                                         161,695      189,474
                                                     -----------  -----------

Loss from operations ................................   (139,221)    (177,439)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................      8,599        3,471
     Other ..........................................       --            297
   Interest expense and amortization of finance costs     (1,058)        (334)
   Equity in income (loss) of investees .............    (26,635)      26,788
                                                     -----------  -----------
                                                         (19,094)      30,222
                                                     -----------  -----------

Loss from continuing operations before income taxes..   (158,315)    (147,217)

Income tax benefit ..................................    294,000       48,000
                                                     -----------  -----------

Income (loss) from continuing operations ............    135,685      (99,217)
                                                     -----------  -----------

Discontinued operations (Note 7):
  Loss from operations of discontinued segments......   (399,654)    (529,996)
  Income tax benefit ................................    159,000      211,000
                                                     -----------  -----------
  Loss on discontinued operations                       (240,654)    (318,996)
                                                     -----------  -----------

Net loss ............................................$  (104,969) $  (418,213)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Income (loss from continuing operations ...........    $0.01        ($0.00)
  Discontinued operations ...........................   ( 0.02)       ( 0.01)
                                                        ------        ------
   Net loss .........................................   ($0.01)       ($0.02)
                                                        ======        ======

Weighted average number of shares outstanding ...... 10,883,467   27,250,000
                                                     ==========   ==========
     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                         2004         2003
                                                     -----------  -----------
Cash flows from operating activities:
  Income (loss) from continuing operations ..........$   135,685   $  (99,217)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
      Depreciation and amortization .................     10,209        5,901
      Equity in (income) loss of investees ..........     26,635      (26,788)
      Provision for deferred income taxes ...........   (294,000)     (48,000)
     Changes in assets and liabilities:
      Decrease in receivables .......................      1,956      372,718
      Decrease in prepaid expenses ..................        630       10,302
      Increase (decrease) in accounts payable .......     30,895       (2,825)
      Increase (decrease) in accrued expenses .......      4,442      (38,044)
                                                     -----------  -----------
 Net cash provided (used) by operating activities....    (83,548)     174,047
                                                     -----------  -----------

Cash flows from investing activities:
   Capital expenditures .............................      --         (97,110)
   Distributions from investees .....................    154,000        --
                                                     -----------  -----------
 Net cash provided (used) by investing activities ...    154,000      (97,110)
 Net cash used by discontinued operations ...........   (185,504)    (424,209)
                                                     -----------  -----------
 Net cash used by investing activities ..............    (31,504)    (521,319)
                                                     -----------  -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt ...     (4,434)      (2,835)
   Proceeds from long-term debt .....................      --          31,871
                                                     -----------  -----------
 Net cash provided (used) by financing activities ...     (4,434)      29,036
                                                     -----------  -----------

Net decrease in cash and cash equivalents ...........   (119,486)    (318,236)
Cash and cash equivalents, beginning of period ......    186,716      365,674
                                                     -----------  -----------

Cash and cash equivalents, end of period ............$    67,230  $    47,438
                                                     ===========  ===========



     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (Unaudited)

1.   Basis of Presentation:

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

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on form 10-K on January 3, 2005 for the year ended June 30, 2004.

     Due to the seasonal fluctuations of the golf club shaft manufacturing operations, the financial results for the interim periods ended September 30, 2004 and 2003, are not necessarily indicative of operations for the entire year.

2. Revenue Recognition:

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collectibility is probable. All of these conditions are typically met at the time the Company ships products to its customers.

3. Investment:

     The Company's investment consists of a 35 percent beneficial interest in UCV, L.P. (UCV) The following is summarized results of operations of UCV for the periods ended September 30, 2004 and 2003:

                                           2004          2003
                                       -----------   -----------
       Revenues ...................... $  971,754    $   128,848
       Operating and general and
         administrative costs.........   (296,334)       (32,769)
       Depreciation ..................   (282,922)       (17,853)
       Interest and amortization of
         loan costs ..................   (468,597)       (40,790)
                                       ----------    -----------
       Net income (loss) ............. $  (76,099)    $   37,436
                                       ==========    ===========


4. Contingencies:

     A lawsuit was filed on January 10, 2003 in the United States District Court for the Southern District of California by Masterson Marketing, Inc. (Masterson) against Penley Sports, LLC. Masterson's lawsuit originally asserted claims for copyright infringement, breach of contract and breach of fiduciary duty, and sought compensatory damages, punitive damages, statutory damages, and attorney fees. The Company filed a motion to dismiss all claims. In response to that motion, Masterson dropped all claims except those for claims of copyright infringement and breach of contract. Masterson also dropped all prayers for punitive damages, statutory damages, and attorney fees. It is not possible at this time to predict the outcome of this litigation. We intend to vigorously defend against these claims

5. Business segment information:

     As a result of the Company adopting a plan of disposition for the sale of Penley Sports, LLC and reclassifying this activity to discontinued operations, the Company now principally only operates in one business segment, commercial real estate rental, through its investee, UCV. Other revenues, which are not part of an identified segment, consist primarily of property management fees.

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

     As a result of adopting a plan of disposal, the operations related to Penley for both the current period and the prior period, have been restated and recorded as discontinued operations. The operations of Penley included a small sublease of a portion of its leased premises which were included in the real estate operation segment. The following is a summary of the income
     (loss) from the discontinued business segments:

                                       2004        2003
                                    ---------   ---------
     GOLF:
     Revenues...................... $ 436,586   $ 609,525
     Golf costs ...................  (574,628)   (633,261)
     SG&A- direct .................   (84,164)   (318,004)
     SG&A- corporate allocation ...  (135,000)   (147,000)
     Depreciation .................   (42,470)    (41,391)
                                    ---------   ---------
       Loss .......................  (399,676)   (530,131)
                                    ---------   ---------
     REAL ESTATE OPERATION:
     Revenues .....................   20,022      19,335
     Rental costs .................  (20,000)    (19,200)
                                    ---------   --------
       Loss........................       22         135
                                    ---------   --------
      Total loss from discontinued
       operations .................$(399,654)  $(529,996)
                                    ========    ========

     The following is a summary of the assets and liabilities related to Penley that were included in the balance sheets as of September 30, 2004 and June 30, 2004:
                                            September 30     June 30
                                              ---------     ---------
     Assets:
       Trade receivables..................   $  145,526   $  264,997
       Inventories .......................      455,872      605,843
       Prepaid expenses ..................       15,933       23,441
       Equipment & leasehold improvements.    1,611,946    1,611,946
         Accumulated depreciation ........     (941,105)    (898,635)
       Other assets ......................       18,252       18,252

     Liabilities:
       Accounts payable ..................      105,081      184,729
       Accrued payroll and related........       21,913       47,535

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS:
            -----------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The independent auditors' report dated November 15, 2004 included in our June 30, 2004 Annual Report on Form 10-K contained the following explanatory paragraph:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
     Note 11 to the consolidated financial statements, the Company has suffered recurring losses, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

As noted below, the recurring losses and negative cash flows relate to the Company's golf club shaft manufacturing operations. The Company has not been successful in its efforts to increase sales, reduce manufacturing costs or obtain additional investors for this operation. As a result, on September 16, 2004, the Company committed to a plan of disposal of the graphite golf club shaft operation owned. The Company is currently in negotiations to sell Penley to the former owner, Carter Penley. Carter Penley has verbally agreed to fund any cash flow deficits from November 1, 2004 until a sale is consummated or until the negotiations end. In either event, the Company will not be required to repay the advances unless the Company ceases negotiations without cause.

The  Company  is  expecting  a $200,000  to  $250,000  cash flow  deficit in the remaining three quarters of the year ending June 30, 2005 from operating activities after estimated distributions from UCV ($300,000, primarily distributions from real estate operations), estimated capital expenditures ($3,000) and scheduled principal payments on long-term debt, excluding any estimated payments to be received from the sale of Penley. This analysis does not include the obligation to pay federal and state income taxes totaling $979,000 related to the taxable income reported from the sale of apartment project owned by UCV. Management is currently uncertain about how it will obtain the funds to pay these tax liabilities.

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

The Company has working capital deficit of $751,212 at September 30, 2004, which is a $328,883 increase in the working capital of deficit if $422,329 at June 30, 2004. The increase in working capital deficit is primarily attributable to the cash used by operating activities for the three months ended September 30, 2004.

One of the properties owned by UCV is subject to a loan agreement that requires Sports Arenas, Inc. to maintain a minimum net worth of $1,000,000 and a minimum cash balance of $100,000. As of June 30, 2004 and September 30, 2004, the Company did not meet the net worth requirement and as of September 30, 2004 the Company did not meet the minimum cash requirement. UCV is in the process of requesting a waiver from the lender regarding this covenant. However, it is uncertain whether the lender will grant a waiver. If UCV is unable to obtain a waiver from the lender, the lender could call the loan due.

                         CRITICAL ACCOUNTING POLICIES
                          ----------------------------

We prepared the consolidated condensed financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

We have several significant accounting estimates, such as; income taxes, long lived assets and accounts receivable and inventories, which were discussed in the Form 10-K for the year ended June 30, 2004, that are both important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.
During the three months ended September 30, 2004, we did not make any new accounting estimates that are considered significant accounting estimates other than related to income taxes nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

                              RESULTS OF OPERATIONS
                              ---------------------

As a result of the Company adopting a plan of disposition for the sale of Penley Sports, LLC and reclassifying this activity to discontinued operations, the Company now principally only operates in one business segment, commercial real estate rental, through its investee, UCV. Other revenues, which are not part of an identified segment, consist primarily of property management fees.

Selling, general and administrative costs decreased in 2004 primarily due to a decrease in professional fees. This was partially offset by a decrease in the amount of corporate expenses allocated to the discontinued operations of the golf segment.

Equity in income of investees decreased in 2004 due to the losses incurred from the operation of the one of the three properties owned by UCV which was not included in the quarter ended September 2003 because it was acquired on September 26, 2003. leases.

Discontinued Operations:
------------------------
As discussed in Footnote 7 of Notes to Consolidated Condensed Financial Statements, the Company has classified its operations in the golf and real estate rental segments as discontinued operations.


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

The following table presents scheduled principal payments and related weighted average interest rates of the Company's long-term fixed rate debt for the fiscal years ended June 30:
                   2005    2006     2007     2008     2009    Total   Fair Value
                  ------- ------- -------  -------  -------  -------  ---------
                                                                         (1)
Fixed rate debt   $13,000 $19,000 $20,000  $21,000   $8,000  $81,000   $81,000
Weighted average
   interest rate    4.6%    4.6%    4.6%     4.9%      4.9%    4.6%      4.6%

The following table presents scheduled principal payments and related weighted average interest rates of the UCV's long-term fixed rate and variable rate debt for the fiscal years ended June 30:

                     2005      2006      2007     2008       2009     Thereafter     Total      Fair Value
                   --------  --------  -------- --------  ---------- -----------  -----------  -----------
                                                                                                    (1)
Fixed rate debt    $216,000  $300,000  $596,000 $336,000  $2,723,000 $18,493,000  $22,664,000  $22,664,000
Weighted average
   interest rate     4.6%      4.6%      4.6%      6.1%      6.0%        6.0%         6.1%          4.6%

Variable Rate Debt $158,000  $199,000  $211,000 $223,000  $238,000    $5,487,000   $6,516,000   $6,516,000
Weighted average
   interest rate     5.8%      5.8%      5.8%      5.8%      5.8%        5.8%         5.8%          5.8%

(1) The fair value of fixed-rate and variable rate debt was estimated based on the current rates offered for fixed-rate debt with similar risks and maturities.

The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------
An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

As of September 30, 2004, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2004.

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

      (b) Reports on Form 8-K:  NONE
          On July 6, 2004, the Company filed a Current Report on Form 8-K reporting under Item 4 - Changes in Registrant's Certifying Accountant that on June 29, 2004, the Company dismissed KPMG LLP as its Independent Registered Public Accounting Firm and on June 30, 2004, the Company engaged Peterson & Co., LLP as its successor Independent Registered Public Accounting Firm.
          On July 9, 2004, the Company filed a Current Report on Form 8-K reporting under Item 9. Regulation FD Disclosure that on June 30, 2004 the Company, Harold S. Elkan and Andrew Bradley, Inc. entered into a Debt Payment & Extra Compensation Agreement.
          On September 7, 2004, the Company filed a Current Report on Form 8-K reporting under Item 1.01.- Entry into a Material Definitive Agreement that on September 2, 2004, the Company and Harold S. Elkan entered into the Stock Restriction Agreement , with an effective date of June 30, 2004 pursuant to, and as contemplated by, the Debt Payment and Compensation Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      SPORTS ARENAS, INC.



      By:  /s/ Harold S. Elkan
         ----------------------
                  Harold S. Elkan, President and Director


      Date:   January 12, 2005
            --------------------



      By:/s/ Steven R. Whitman
         ---------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



      Date:  January 12, 2005
           ------------------