Form 10-Q
period 2004-12-31
SPORTS ARENAS INC
filed 2005-04-07
CIK 93003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004

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

The number of shares outstanding of the issuer's only class of common stock ($.01 par value) as of March 31, 2005 was 5,441,734 shares.

                               SPORTS ARENAS, INC.

                                    FORM 10-Q

                        QUARTER ENDED DECEMBER 31, 2004

                                      INDEX






Part I - Financial Information:


Item 1.- Consolidated Condensed Financial Statements:

        Balance Sheets as of December 31, 2004 (unaudited)
           and June 30, 2004 (audited) ...............................    1

        Unaudited Statements of Operations for the Three Months Ended
                December 31, 2004 and 2003 ..........................     2

        Unaudited Statements of Operations for the Six Months Ended
                December 31, 2004 and 2003 ...........................    3

        Unaudited Statements of Cash Flows for the Six Months Ended
                December 31, 2004 and 2003 ...........................    4

        Notes to Financial Statements.................................   5-6


Item 2.- Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   7-9

Item 3.- Quantitative and Qualitative Disclosures about Market Risk...    9

Item 4.- Controls and Procedures .....................................    10

Part II - Other Information...........................................    10

Exhibits and reports on Form 8-K .....................................    10

Signatures............................................................    11

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    December 31,   June 30,
                                                         2004         2004
                                                     -----------  -----------
                                                     (Unaudited)    Audited
                                     ASSETS
Current assets:
   Cash and cash equivalents ........................$     7,552  $   186,716
   Receivables ......................................    105,585      275,004
   Inventories ......................................    263,242      605,843
   Prepaid expenses .................................     21,612       27,005
                                                     -----------  -----------
      Total current assets ..........................    397,991    1,094,568
                                                     -----------  -----------
Property and equipment, at cost:
   Equipment.........................................  1,611,332    1,997,600
      Less accumulated depreciation and amortization  (1,189,385)  (1,167,688)
                                                     -----------  -----------
       Net property and equipment ...................    421,947      829,912
                                                     -----------  -----------
Other assets:
   Investment .......................................  3,519,468    3,797,288
   Deferred tax assets ..............................  2,044,000    1,330,000
   Other ............................................     77,371       77,371
                                                     -----------  -----------
                                                       5,640,839    5,204,659
                                                     -----------  -----------

                                                     $ 6,460,777  $ 7,129,139
                                                     ===========  ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt ................$    18,484  $    18,071
   Note payable- short term .........................     16,000         --
   Accounts payable .................................    233,484      241,540
   Accrued payroll and related expenses .............    285,857      278,286
   Accrued income taxes .............................    979,000      979,000
   Other liabilities ................................     78,051         --
                                                     -----------  -----------
      Total current liabilities .....................  1,610,876    1,516,897
                                                     -----------  -----------

Long-term debt, excluding current portion ...........     57,892       67,232
                                                     -----------  -----------

Deferred taxes liabilities ..........................  5,158,000    5,158,000
                                                     -----------  -----------

Minority interest in consolidated subsidiary ........     15,000       15,000
                                                     -----------  -----------
Commitments and contingencies (Note 4)

Shareholders' equity (deficit):
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 10,883,467 issued and outstanding ..    340,521      340,521
   Additional paid-in capital .......................  2,038,776    2,038,776
   Treasury stock ...................................   (915,176)    (915,176)
   Retained deficit ................................. (1,845,112)  (1,092,111)
                                                     -----------  -----------
     Total shareholders' equity (deficit) ...........   (380,991)     372,010
                                                     -----------  -----------


                                                     $ 6,460,777  $ 7,129,139
                                                     ===========  ===========

     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                         2004         2003
                                                     -----------  -----------
Revenues:
   Other ............................................      7,336       12,698
   Other-related party ..............................     14,624       14,931
                                                     -----------  -----------
                                                          21,960       27,629
                                                     -----------  -----------
Costs and expenses:
   Selling, general, and administrative .............    157,095      120,291
   Depreciation and amortization ....................      8,319        7,407
                                                     -----------  -----------
                                                         165,414      127,698
                                                     -----------  -----------

Loss from operations ................................   (143,454)    (100,069)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................      7,502       11,529
     Other ..........................................        386         --
   Interest expense and amortization of finance costs       (912)        (372)
   Equity in income (loss) of investees .............    (24,185)      67,438
   Gain on sale .....................................       --         78,533
                                                     -----------  -----------
                                                         (17,209)     157,128
                                                     -----------  -----------

Loss from continuing operations before income taxes..   (160,663)      57,059

Income tax benefit ..................................    (37,000)     (23,000)
                                                     -----------  -----------

Income (loss) from continuing operations ............   (197,663)      34,059
                                                     -----------  -----------

Discontinued operations (Note 7):
  Loss from operations of discontinued segments......   (748,369)    (702,904)
  Income tax benefit ................................    298,000      280,000
                                                     -----------  -----------
  Loss on discontinued operations                       (450,369)    (422,904)
                                                     -----------  -----------

Net loss ............................................$  (648,032) $  (388,845)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Income (loss) from continuing operations ..........  $( 0.02)       ($0.00)
  Discontinued operations ...........................   ( 0.04)       ( 0.01)
                                                        ------        ------
   Net loss .........................................   ($0.06)       ($0.02)
                                                        ======        ======

Weighted average number of shares outstanding ...... 10,883,467   27,250,000
                                                     ==========   ==========
     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                         2004         2003
                                                     -----------  -----------
Revenues:
   Other ............................................     15,055       21,329
   Other-related party ..............................     29,379       18,335
                                                     -----------  -----------
                                                          44,434       39,664
                                                     -----------  -----------
Costs and expenses:
   Selling, general, and administrative .............    308,581      303,864
   Depreciation and amortization ....................     18,528       13,308
                                                     -----------  -----------
                                                         327,109      317,172
                                                     -----------  -----------

Loss from operations ................................   (282,675)    (277,508)
                                                     -----------  -----------

Other income (charges):
   Investment income:
     Related party ..................................     16,101       15,000
     Other ..........................................        386          297
   Interest expense and amortization of finance costs     (1,970)        (706)
   Equity in income (loss) of investees .............    (50,820)      94,226
   Gain on sale .....................................       --         78,533
                                                     -----------  -----------
                                                         (36,303)     187,350
                                                     -----------  -----------

Loss from continuing operations before income taxes..   (318,978)     (90,158)

Income tax benefit ..................................    257,000       25,000
                                                     -----------  -----------

Income (loss) from continuing operations ............    (61,978)     (65,158)
                                                     -----------  -----------

Discontinued operations (Note 7):
  Loss from operations of discontinued segments...... (1,148,023)  (1,232,900)
  Income tax benefit ................................    457,000      491,000
                                                     -----------  -----------
  Loss on discontinued operations                       (691,023)    (741,900)
                                                     -----------  -----------

Net loss ............................................$  (753,001) $  (807,058)
                                                     ===========  ===========

Per common share (based on weighted average shares
 outstanding) basic and diluted:
  Income (loss) from continuing operations ..........  $( 0.01)       ($0.00)
  Discontinued operations ...........................   ( 0.06)       ( 0.03)
                                                        ------        ------
   Net loss .........................................   ($0.07)       ($0.03)
                                                        ======        ======

Weighted average number of shares outstanding ...... 10,883,467   27,250,000
                                                     ==========   ==========
     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                         2004         2003
                                                     -----------  -----------
Cash flows from operating activities:
  Loss from continuing operations ...................$   (61,978)  $  (65,158)
  Adjustments to reconcile net loss to
   net cash provided used by operating activities:
      Depreciation and amortization .................     18,528       13,308
      Equity in (income) loss of investees ..........     50,820      (94,226)
      Provision for deferred income taxes ...........   (257,000)    (305,000)
      Gain on sale ..................................       --        (78,533)
     Changes in assets and liabilities:
      Decrease in receivables .......................      1,104      371,926
      Decrease in prepaid expenses ..................      1,260        3,708
      Increase (decrease) in accounts payable .......     61,709      (20,004)
      Decrease in accrued expenses ..................     27,338        1,006
     Other ..........................................      1,967         --
                                                     -----------  -----------
 Net cash used by operating activities...............   (156,252)    (172,973)
                                                     -----------  -----------

Cash flows from investing activities:
   Capital expenditures .............................      --        (193,581)
   Distributions from investees .....................    227,000      864,173
   Payments to minority interest ....................       --        (29,000)
   Proceeds from sale ...............................       --         78,533
                                                     -----------  -----------
 Net cash provided (used) by investing activities ...    227,000      720,125
 Net cash used by discontinued operations ...........   (256,985)    (968,569)
                                                     -----------  -----------
 Net cash used by investing activities ..............    (29,985)    (248,444)
                                                     -----------  -----------

Cash flows from financing activities:
   Scheduled principal payments on long-term debt ...     (8,927)      (6,204)
   Proceeds from short-term debt ....................     16,000         --
   Proceeds from long-term debt .....................       --         96,478
                                                     -----------  -----------
 Net cash provided (used) by financing activities ...      7,073       90,274
                                                     -----------  -----------

Net decrease in cash and cash equivalents ...........   (179,164)    (331,143)
Cash and cash equivalents, beginning of period ......    186,716      365,674
                                                     -----------  -----------

Cash and cash equivalents, end of period ............$     7,552  $    34,531
                                                     ===========  ===========



     See accompanying notes to consolidated condensed financial statements.

                      SPORTS ARENAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     DECEMBER 31, 2004 AND 2003 (Unaudited)

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

     Due to the seasonal fluctuations of the golf club shaft manufacturing operations, the financial results for the interim periods ended December 31, 2004 and 2003, are not necessarily indicative of operations for the entire year.

2. Revenue Recognition:

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collectibility is probable. All of these conditions are typically met at the time the Company ships products to its customers.

3. Investment:

     The Company's investment consists of a 35 percent beneficial interest in UCV, L.P. (UCV) The following is summarized results of operations of UCV for the periods ended December 31, 2004 and 2003:

                                           2004          2003
                                       -----------   -----------
       Revenues ...................... $1,942,655    $ 1,326,554
       Operating and general and
         administrative costs.........   (578,568)      (293,889)
       Depreciation ..................   (565,842)      (300,771)
       Interest and amortization of
         loan costs ..................   (943,445)      (523,083)
                                       ----------    -----------
       Net income (loss) ............. $ (145,200)    $  208,811
                                       ==========    ===========

     UCV is the sole member of three California limited liability companies that each purchased property in 2003 as part of a "like-kind exchange" transaction. 760, LLC purchased a property with 50,667 square feet of retail and office space for approximately $9,500,000. 939 LLC purchased a property with 23,567 square feet of retail and office space for approximately $5,000,000. UCV Media Tech Center, LLC purchased a property with 187,534 square feet of office and industrial space for approximately $28,670,000. Effective February 28, 2005, the Company's partners in UCV accepted the distribution of all of the ownership of UCV Media Tech Center, LLC in full satisfaction of their rights title and interest in UCV. As a result, the Company became the beneficial owner of 100 percent of UCV.

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

7. Discontinued Operations:

     On September 16, 2004 the Company committed to a plan of disposal of the graphite golf club shaft operation owned by Penley Sports, LLC (Penley). The Company had been in negotiations to sell Penley to the former owner, Carter Penley. However, those negotiations ceased on February 1, 2005. Carter Penley had funded cash flow deficits from November 1, 2004 until February 1, 2005. Based on a previous verbal agreement with Carter Penley, the Company will not be required to repay the advances. The Company is now in negotiation to sell Penley with another party. While the Company had been in negotiations with Carter Penley, the Company had estimated that the sales proceeds from that sale, if consummated, would provide for the Company to recover the carrying value of the Penley assets. The Company has reassessed the recoverability of the Penley assets based on the current negotiations and as of December 31, 2004 recorded a valuation allowance for the impairment of the Penley property and equipment of $345,000. This amount is classified as part of discontinued operations at December 31, 2004.

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

                                  Three Months Ended       Six Months Ended
                                 ---------------------  -----------------------
                                    2004        2003        2004        2003
                                 ---------   ---------  ----------- -----------
     GOLF:
     Revenues................... $ 259,505   $ 372,000  $   696,091 $   981,525
     Golf costs ................  (493,062)   (623,429)  (1,067,690) (1,256,690)
     SG&A- direct ..............  (104,154)   (257,923)    (188,318)   (575,927)
     SG&A- corporate allocation    (66,000)   (154,000)    (201,000)   (301,000)
     Depreciation ..............      --       (43,508)     (42,470)    (84,899)
     Impairment loss ...........  (345,000)       --       (345,000)       --
                                 ---------   ---------  ----------- -----------
       Loss ....................  (748,711)   (706,860)  (1,148,387) (1,236,991)
                                 ---------   ---------  ----------- -----------
     REAL ESTATE OPERATION:
     Revenues ..................    20,342      23,156       40,364      42,491
     Rental costs ..............   (20,000)    (19,200)     (40,000)    (38,400)
                                 ---------   ---------  ----------- -----------
       Loss.....................       342       3,956          364       4,091
                                 ---------   ---------  ----------- -----------
      Total loss from
       discontinued operations . $(748,369)  $(702,904) $(1,148,023)$(1,232,900)
                                 =========   =========  =========== ===========

     The following is a summary of the assets and liabilities related to Penley that were included in the balance sheets as of December 31, 2004 and June 30, 2004:
                                            December 31     June 30
                                              ---------     ---------
     Assets:
       Trade receivables..................   $   96,682   $  264,997
       Inventories .......................      431,242      605,843
       Prepaid expenses ..................       19,308       23,441
       Equipment & leasehold improvements.    1,570,678    1,611,946
         Impairment allowance ............     (345,000)        --
         Accumulated depreciation ........     (901,804)    (898,635)
       Other assets ......................       18,252       18,252

     Liabilities:
       Accounts payable ..................      114,964      184,729
       Accrued payroll and related........       29,191       47,535
       Other .............................       76,628         --

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
     Note 11 to the consolidated financial statements, the Company has suffered recurring losses, and is forecasting negative cash flows from operating activities for the next twelve months. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

As noted below, the recurring losses and negative cash flows relate to the Company's golf club shaft manufacturing operations. The Company has not been successful in its efforts to increase sales, reduce manufacturing costs or obtain additional investors for this operation. As a result, on September 16, 2004, the Company committed to a plan of disposal of the graphite golf club shaft operation owned. The Company had been in negotiations to sell Penley to the former owner, Carter Penley. However, those negotiations ceased on February 1, 2005. Carter Penley had funded cash flow deficits from November 1, 2004 until February 1, 2005 and based on a previous verbal agreement with Carter Penley, the Company will not be required to repay the advances. The Company is now in negotiation to sell Penley with another party.

The Company is expecting a $200,000 to $250,000 cash flow deficit in the remaining two quarters of the year ending June 30, 2005 from operating activities after estimated distributions from UCV ($300,000, primarily distributions from real estate operations), estimated capital expenditures ($3,000) and scheduled principal payments on long-term debt, excluding any estimated payments to be received from the sale of Penley. This analysis does not include the obligation to pay federal and state income taxes totaling $979,000 that was due in September 2004 related to the taxable income reported from the sale of the apartment project owned by UCV. Management is currently uncertain about how it will obtain the funds to pay these tax liabilities.

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

The Company has a working capital deficit of $1,212,885 at December 31, 2004, which is a $790,556 increase in the working capital deficit of $422,329 at June 30, 2004. The increase in working capital deficit is primarily attributable to the cash used by operating activities and the cash invested in discontinued operations for the six months ended December 31, 2004.

One of the properties owned by UCV is subject to a loan agreement that requires Sports Arenas, Inc. to maintain a minimum net worth of $1,000,000 and a minimum cash balance of $100,000. As of June 30, 2004 and December 31, 2004, the Company did not meet the net worth requirement and the Company has not met the minimum cash requirement since September 30, 2004. UCV is in the process of requesting a waiver from the lender regarding this covenant. However, it is uncertain whether the lender will grant a waiver. If UCV is unable to obtain a waiver from the lender, the lender could call the loan due.

UCV is the sole member of three California limited liability companies that each purchased property in 2003 as part of a "like-kind exchange" transaction. 760, LLC purchased a property with 50,667 square feet of retail and office space for approximately $9,500,000. 939 LLC purchased a property with 23,567 square feet of retail and office space for approximately $5,000,000. UCV Media Tech Center, LLC purchased a property with 187,534 square feet of office and industrial space for approximately $28,670,000. Effective February 28, 2005, the Company's partners in UCV accepted the distribution of all of the ownership of UCV Media Tech Center, LLC in full satisfaction of their rights title and interest in UCV. As a result, the Company became the beneficial owner of 100 percent of UCV.

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

We have several significant accounting estimates, such as; income taxes, long lived assets and accounts receivable and inventories, which were discussed in the Form 10-K for the year ended June 30, 2004, that are both important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain.
During the six months ended December 31, 2004, we did not make any new accounting estimates that are considered significant accounting estimates other than related to income taxes and impairment of inventory, property and equipment related to Penley, nor were there any significant changes related to our significant accounting estimates that would have a material impact on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

Equity in income of investees decreased in the three and six month periods in 2004 due to the losses incurred from the operation of the one of the three properties owned by UCV which was acquired on September 26, 2003.

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

The following table presents scheduled principal payments and related weighted average interest rates of the Company's long-term fixed rate debt for the fiscal years ended June 30:
                   2005    2006     2007     2008     2009    Total   Fair Value
                  ------- ------- -------  -------  -------  -------  ---------
                                                                         (1)
Fixed rate debt   $ 8,000 $19,000 $20,000  $21,000   $8,000  $76,000   $76,000
Weighted average
   interest rate    4.6%    4.6%    4.6%     4.9%      4.9%    4.6%      4.6%

The following table presents scheduled principal payments and related weighted average interest rates of the UCV's long-term fixed rate and variable rate debt for the fiscal years ending June 30:

                     2005      2006      2007     2008       2009     Thereafter     Total      Fair Value
                   --------  --------  -------- --------  ---------- -----------  -----------  -----------
                                                                                                    (1)
Fixed rate debt    $146,000  $300,000  $596,000 $336,000  $2,723,000 $18,493,000  $22,594,000  $22,594,000
Weighted average
   interest rate     4.6%      4.6%      4.6%      6.1%      6.0%        6.0%         6.1%          4.6%

Variable Rate Debt $131,000  $199,000  $211,000 $223,000  $238,000    $5,487,000   $6,489,000   $6,489,000
Weighted average
   interest rate     6.8%      6.8%      6.8%      6.8%      6.8%        6.8%         6.8%          6.8%

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


                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

As of December 31, 2004, there were no changes in legal proceedings from those set forth in Item 3 of the Form 10-K filed for the year ended June 30, 2004.

ITEM 2. Changes in Securities

            NONE

ITEM 3. Defaults upon Senior Securities

            N/A

ITEM 4. Submission of Matters to a Vote of Security Holder
        --------------------------------------------------

            NONE

ITEM 5. Other Information

            NONE

ITEM 6. Exhibits & Reports on Form 8-K
      (a) Exhibits:

           10.1 UCV Partnership Asset Distribution Agreement effective February 28, 2005
           31.1   Certification of Chief Executive Officer
           31.2   Certification of Chief Financial Officer
           32.1   Certification of Chief Executive Officer pursuant to Sec. 906
           32.2   Certification of Chief Financial Officer pursuant to Sec. 906

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




      SPORTS ARENAS, INC.



      By:  /s/ Harold S. Elkan
         ----------------------
                  Harold S. Elkan, President and Director


      Date:   February 21, 2005
            --------------------



      By: /s/ Steven R. Whitman
         ----------------------
            Steven R. Whitman, Treasurer,
            Principal Accounting Officer and Director



      Date:  February 21, 2005
           -------------------